Form 10-Q
period 2014-03-31
2U, Inc.
filed 2014-05-12
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36376

2U, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2335939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 Corporate Drive, Suite 900 Landover, MD	20785
(Address of principal executive offices)	(Zip Code)

(301) 892-4350

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☒

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of April 30, 2014, there were 40,212,605 shares of Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	March 31, 2014	Pro Forma March 31, 2014
		(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,012	$5,699	$106,190
Accounts receivable, net	1,835	632	632
Advance to clients, current	581	324	324
Prepaid expenses	1,763	2,871	2,871
Total current assets	11,191	9,526	110,017
Property and equipment, net	5,231	5,662	5,662
Capitalized content development costs, net	8,904	9,680	9,680
Other non-current assets	3,326	5,211	5,211
Total assets	$28,652	$30,079	$130,570
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$5,089	$9,264	$9,264
Accrued expenses and other current liabilities	12,025	9,378	9,378
Deferred revenue	1,266	5,777	5,777
Refunds payable	1,831	2,040	2,040
Total current liabilities	20,211	26,459	26,459
Rebate reserve	1,571	1,574	1,574
Other non-current liabilities	847	1,561	747
Total liabilities	22,629	29,594	28,780
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible Series A preferred stock, $0.001 par value, 10,033,976 shares authorized, issued and outstanding as of December 31, 2013 and March 31, 2014; no shares issued and outstanding pro forma; liquidation preference of $12,732 as of March 31, 2014	12,384	12,419	—
Redeemable convertible Series B preferred stock, $0.001 par value, 5,057,901 shares authorized, issued and outstanding as of December 31, 2013 and March 31, 2014; no shares issued and outstanding pro forma; liquidation preference of $22,564 as of March 31, 2014	22,210	22,246	—
Redeemable convertible Series C preferred stock, $0.001 par value, 4,429,601 shares authorized, issued and outstanding as of December 31, 2013 and March 31, 2014; no shares issued and outstanding pro forma; liquidation preference of $32,519 as of March 31, 2014	32,405	32,416	—
Redeemable convertible Series D preferred stock, $0.001 par value, 4,069,352 shares authorized, 3,979,730 issued and outstanding as of December 31, 2013 and March 31, 2014; no shares issued and outstanding pro forma; liquidation preference of $31,100 as of March 31, 2014	31,048	31,053	—
Total redeemable convertible preferred stock	98,047	98,134	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 60,000,000 shares authorized, 7,629,133 issued and outstanding as of December 31, 2013; 7,769,589 issued and outstanding as of March 31, 2014; 39,897,174 shares issued and outstanding pro forma	8	8	40
Additional paid-in capital	7,817	9,242	208,649
Accumulated deficit	(99,849)	(106,899)	(106,899)
Total stockholders’ (deficit) equity	(92,024)	(97,649)	101,790
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$28,652	$30,079	$130,570

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2014
Revenue	$19,134	$26,332
Costs and expenses:
Servicing and support	5,018	6,248
Technology and content development	3,235	5,674
Program marketing and sales	11,770	15,241
General and administrative	2,871	5,436
Total costs and expenses	22,894	32,599
Loss from operations	(3,760)	(6,267)
Other income (expense):
Interest expense	8	(784)
Interest income	6	1
Total other income (expense)	14	(783)
Loss before income taxes	(3,746)	(7,050)
Income tax expense	—	—
Net loss	(3,746)	(7,050)
Preferred stock accretion	(87)	(87)
Net loss attributable to common stockholders	$(3,833)	$(7,137)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.93)
Weighted average common shares outstanding, basic and diluted	7,386,133	7,698,709
Pro forma net loss per share attributable to common stockholders, basic and diluted		$(0.20)
Pro forma weighted average common shares outstanding, basic and diluted		31,199,917

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	7,629,133	$8	$7,817	$(99,849)	$(92,024)
Exercise of stock options	135,456	—	262	—	262
Grant of common stock	5,000	—	55	—	55
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(87)	—	(87)
Stock-based compensation expense	—	—	1,195	—	1,195
Net loss	—	—	—	(7,050)	(7,050)
Balance, March 31, 2014	7,769,589	$8	$9,242	$(106,899)	$(97,649)

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities
Net loss	$(3,746)	$(7,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	926	1,283
Stock-based compensation expense	436	1,195
Change in the fair value of the Series D redeemable convertible preferred stock warrant	(8)	688
Loss on asset disposal	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(404)	1,203
Advances to clients	—	257
Prepaid expenses	(1,487)	(1,108)
Other assets	(361)	(23)
Accounts payable	434	4,244
Accrued expenses and other current liabilities	1,714	(3,020)
Deferred revenue	3,378	4,511
Refunds payable	(18)	209
Rebate reserve	20	3
Other liabilities	15	80
Net cash provided by operating activities	899	2,474
Cash flows from investing activities
Expenditures for property, equipment, and internally developed software	(790)	(1,116)
Capitalized content cost expenditures	(771)	(1,505)
Other investing activities	—	(17)
Net cash used in investing activities	(1,561)	(2,638)
Cash flows from financing activities
Payment of deferred offering costs	—	(1,411)
Proceeds from exercise of stock options	—	262
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	4,994	—
Net cash provided by (used in) financing activities	4,994	(1,149)
Net increase (decrease) in cash and cash equivalents	4,332	(1,313)
Cash and cash equivalents, beginning of period	25,190	7,012
Cash and cash equivalents, end of period	$29,522	$5,699
Supplemental disclosure of noncash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$87	$87
Accrued capital expenditures	236	73
Deferred offering costs included in accounts payable and accrued expenses	—	1,504
Common stock granted in exchange for consulting services received	—	55

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Description of the Business

2U, Inc. (the “Company”) was incorporated as 2Tor Inc. in the State of Delaware in April 2008 and changed its name to 2U, Inc. on October 11, 2012. Under long-term agreements, the Company provides a proprietary, cloud-based technology platform, bundled with technology-enabled services, that allows leading colleges and universities to deliver high quality online degree programs, extending the universities’ reach and distinguishing their brands. The Company’s comprehensive learning platform acts as the hub for all student and faculty academic and social interaction. The Company also provides a suite of technology-enabled services that support the complete lifecycle of a higher education program or course, including attracting students, facilitating in-program field placements and providing technical support.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ deficit and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014 or the results for any future periods. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013, which are included in the Company’s prospectus (the “Prospectus”) filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, with the Securities and Exchange Commission on March 28, 2014.

There have been no changes to our significant accounting policies described in the Prospectus that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Initial Public Offering and Unaudited Pro Forma Presentation

On April 2, 2014, the Company closed the initial public offering of its common stock (“IPO”) in which the Company issued and sold 8,626,377 shares of its common stock, including the partial exercise of the underwriters’ over-allotment option, at an issuance price of $13.00 per share. The Company received net proceeds of $100.4 million after deducting underwriting discounts and commissions of $7.8 million and other offering expenses of approximately $3.9 million. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of March 31, 2014. In addition, the outstanding Series D warrants automatically converted into warrants to purchase common stock, and the preferred stock warrant liability of $0.8 million as of April 2, 2014 was converted to additional paid-in capital. Unaudited pro forma stockholders’ equity, as adjusted for the assumed conversion of the redeemable convertible preferred stock and the conversion of the Series D warrant liability, is set forth on the unaudited March 31, 2014 pro forma balance sheet.

The unaudited pro forma net loss per share for the three months ended March 31, 2014 reflects (i) the conversion of all outstanding shares of redeemable convertible preferred stock into an aggregate of 23,501,208 shares of common stock as of January 1, 2014, and (ii) the conversion of the Series D warrants to common stock warrants as of January 1, 2014. The amounts recorded to adjust the Series D warrant to fair value have been added back to net loss to arrive at unaudited pro forma net loss.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of long-lived assets, fair value measurement and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank checking and money market accounts and investments in certificates of deposit that mature in less than three months. The Company considers all highly liquid marketable securities with maturities at the time of purchase of three months or less to be cash equivalents, and they are carried at fair value.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) rendering of services is complete, (iii) fees are fixed or determinable and (iv) collection of fees is reasonably assured.

The Company derives revenue under long-term contracts that typically range from 10 to 15 years in length. Under these contracts, the Company enables access to its cloud-based technology platform and provides technology-enabled marketing, content development and supporting services to its clients and their faculty and students. The Company is entitled to a contractually specified percentage of net program proceeds from its clients. These net program proceeds represent gross proceeds billed by clients to students, less credit card fees and other specified charges the Company has agreed to exclude in certain of its client contracts. A refund allowance is established for the Company’s share of tuition and fees ultimately uncollected by its clients. The Company also offered rebates to a group of students who enrolled in a specific client program between 2009 and 2011, which the Company will pay to the student if he or she completes the degree and certain post-graduation work requirements within a specified period of time. These rebates and refunds offset the net program proceeds recognized as revenue. Revenue is recognized ratably over the service period, which the Company defines as the first through the last day of classes for each term in a client’s program. The Company invoices its clients based on enrollment reports that are generated by its clients. In some instances, these enrollment reports are received prior to the conclusion of the drop/add period. In such cases, the Company establishes a reserve against revenue, if necessary, based on its estimate of changes in enrollments expected prior to the end of the drop/add period.

The Company generates revenue from multiple-deliverable contractual arrangements with its clients. Under each of these arrangements, the Company provides (i) a cloud-based technology platform that serves as a learning platform for its client’s faculty and students and which also enables a comprehensive range of other client functions, (ii) program marketing and application services for student acquisition, (iii) in conjunction with the client’s faculty members, content development for courses and (iv) faculty and student support services, including technical field training and support, non-academic student advising, academic progress monitoring and career services.

In order to treat deliverables in a multiple-deliverable contractual arrangement as separate units of accounting, deliverables must have standalone value upon delivery. The services are provided solely in support of courses offered over the Company’s platform and for students of the online courses delivered over its platform. Accordingly, the Company has determined that no individual deliverable has standalone value upon delivery and, therefore, deliverables within the Company’s multiple-deliverable arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company considers all deliverables to be a single unit of accounting and recognizes revenue from the entire arrangement over the term of the service period.

Advance payments are recorded as deferred revenue until services are delivered or obligations are met, at which time revenue is recognized. Deferred revenue as of a particular balance sheet date represents the excess of amounts received as compared to amounts recognized in revenue in the unaudited condensed consolidated statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s unaudited condensed consolidated balance sheets.

Fair Value Measurements

The carrying amounts of certain assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short-term nature.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous, market for the specific asset or liability.

U.S. GAAP provides for a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The fair value hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

• Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

• Level 2 — Observable inputs, other than quoted prices in active markets, that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

• Level 3 — Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

In order to determine the fair value of the Series D redeemable convertible preferred stock warrants, the Company used an option pricing model for the year ended December 31, 2013 and the three months ended March 31, 2014. The valuation required the input of subjective assumptions, including the risk-free interest rate, the value of the underlying securities and the expected stock price volatility. The risk-free interest rate assumption was based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the warrants. The expected stock price volatility assumption was based on historical volatilities for publicly traded stock of comparable companies over the term of the warrants. The value of the underlying securities assumption for the three months ended March 31, 2014 was based upon the market price of the Company’s common stock as the redeemable convertible preferred stock warrants became convertible into shares of common stock upon closing of the IPO.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company’s cash is held at financial institutions that management believes to be of high credit quality. The Company’s bank accounts exceed federally insured limits at times. The Company has not experienced any losses on cash to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its clients and maintains an allowance for doubtful accounts, if needed.

The Company has two contracts with the same university that accounted for an aggregate of 74% and 61% of its revenue for the three months ended March 31, 2013 and 2014, respectively, and an aggregate of 51% and 47% of accounts receivable as of December 31, 2013 and March 31, 2014, respectively. Additionally, the Company has a contract with another university that accounted for approximately 10% and 13% of its revenue for the three months ended March 31, 2013 and 2014, respectively, and an aggregate of 3% and 13% of accounts receivable as of December 31, 2013 and March 31, 2014, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Computer software is included in property and equipment and consists of purchased software and internally-developed software. Expenditures for major additions, construction and improvements are capitalized. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years for computer hardware and five to seven years for furniture and office equipment. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining term of the leased facility or the estimated useful life of the improvement, which ranges from four to ten years. Useful lives of significant assets are periodically reviewed and adjusted prospectively to reflect the Company’s current estimates of the respective assets’ expected utility. Repair and maintenance costs are expensed as incurred.

The Company capitalizes certain costs associated with internally-developed software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating the Company’s and the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these costs are depreciated on the straight-line method over the estimated useful life of the software, which is generally three years.

Capitalized Content Development Costs

The Company works with each client’s faculty members to develop and maintain educational content that is delivered to their students through the Company’s cloud-based technology platform. The online content developed jointly by the Company and its clients consists of subjects chosen and taught by clients’ faculty members and incorporates references and examples designed to remain relevant over extended periods of time. Online delivery of the content, combined with live, face-to-face instruction, provides the Company with rapid user feedback that it uses to make ongoing corrections, modifications and improvements to the course content. The Company’s clients retain all intellectual property rights to the developed content, although the Company retains the rights to the content packaging and delivery mechanisms. Much of the Company’s new content development uses proven delivery platforms and is therefore primarily subject-specific in nature. As a result, a significant portion of content development costs qualify for capitalization due to the focus of the Company’s development efforts on the unique subject matter of the content. Similar to on-campus programs offered by the Company’s clients, the online degree programs enabled by the Company offer numerous courses for each degree. The Company therefore capitalizes its development costs on a course-by-course basis. As students must matriculate into a client program in order to take a course, revenues and identifiable cash flows are also measured at the client program level.

The Company develops content on a course-by-course basis in conjunction with the faculty for each client program. The clients and their faculty generally provide course outlines in the form of the curriculum, required text books, case studies and other reading materials, as well as presentations that are typically used in the on-campus setting. The Company is then responsible for, and incurs all of the expenses related to, the conversion of the materials provided by each client into a format suitable for delivery through the Company’s cloud-based technology platform.

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the clients’ programs for delivery via the Company’s platform. Capitalization ends when content has been fully developed by both the Company and the client, at which time amortization of the capitalized content development costs begins. The capitalized costs are recorded on a class-by-class basis and included in capitalized content costs on the unaudited condensed consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the Company’s planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. It is reasonably possible that the capitalized content development costs and internally developed software could become obsolete before the estimated useful lives are complete.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment and capitalized content costs, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying value of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. The Company’s impairment analysis is based upon forecasted financial results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs.

Other Non-Current Assets

Other non-current assets consist primarily of costs the Company defers which were incurred directly in connection with its IPO and obtaining its revolving line of credit. Additional other non-current assets consist of intangible assets associated with the Company’s registered domain names and security deposits on leased office facilities. Deferred IPO costs offset the cash proceeds received on April 2, 2014 upon closing of the IPO. Deferred financing costs are amortized over a useful life equal to the term of the underlying line of credit.

Refunds Payable

The Company records a refunds payable liability related to the amounts owed to clients as a result of students defaulting on their payments to clients. The Company may receive its portion of net program proceeds prior to a client collecting the full amount of tuition and applicable fees from its students. The Company calculates the refunds payable liability by estimating the future amounts owed to a client resulting from non-payment by students. The Company’s estimate is based on historical collection experience, market and income trends, and a review of the client’s accounts receivable aging.

Rebate Reserve

The Company has recorded a rebate reserve liability that results from having offered students who first enrolled in a specific Master of Arts in Teaching program between April 2009 and June 2011 a rebate if they complete their degree and teach in a designated low-income school district for five consecutive years within the first six years of graduation. The Company accounts for the rebate reserve as a contingent sales incentive and has recorded a rebate reserve liability to recognize the obligation to rebate amounts to students who satisfactorily complete the rebate requirements.

Advances to Clients

The Company sometimes advances payments to its clients in order to fund start-up expenses of the program on behalf of the client. Advances to clients are stated at realizable value. The advances are repaid to the Company on terms as required in the respective agreements. The Company recognizes imputed interest expense on these advance payments when there is a significant amount of imputed interest.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented as the Company has no material components of other comprehensive income.

Stock-Based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the awards’ requisite service period, adjusted for estimated forfeitures. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved.

Basic and Diluted Loss per Common Share

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s redeemable convertible preferred stock are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders, and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three months ended March 31, 2013 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is effective for interim or annual periods beginning after December 15, 2013. This guidance provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. The Company adopted this new guidance on January 1, 2014 and the adoption did not have a material impact on the Company’s financial condition, results of operations or disclosures.

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment. The Company offers similar services to substantially all of its clients, which represent well-recognized nonprofit colleges and universities in the United States.

Substantially all assets were held and all revenue was generated in the United States during all periods presented.

3.             Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Balance as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,357	$3,357	$—	$—
Liabilities:
Series D redeemable convertible preferred stock warrants	$126	$—	$—	$126

	Balance as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,438	$2,438	$—	$—
Liabilities:
Series D redeemable convertible preferred stock warrants	$814	$—	$—	$814

In order to determine the fair value of the Series D redeemable convertible preferred stock warrants, the Company used an option pricing model for the year ended December 31, 2013 and the three months ended March 31, 2014. The valuation required the input of subjective assumptions, including the risk-free interest rate, the value of the underlying securities and the expected stock price volatility. The risk-free interest rate assumption was based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the warrants. The expected stock price volatility assumption was based on historical volatilities for publicly traded stock of comparable companies over the term of the warrants.

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Series D Warrants
Balance as of December 31, 2013	$126
Change in fair value of warrant liability	688
Balance as of March 31, 2014	$814

4.             Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Internally-developed software	$5,516	$6,008
Computer hardware	2,082	2,219
Furniture and office equipment	774	1,015
Leasehold improvements	1,494	1,655
Total	9,866	10,897
Accumulated depreciation	(4,635)	(5,235)
Property and equipment, net	$5,231	$5,662

Depreciation expense for the three months ended March 31, 2013 and March 31, 2014 was $0.4 million and $0.6 million, respectively.

5.             Capitalized Content Development Costs

Capitalized content development costs consisted of the following as of (in thousands):

	December 31, 2013	March 31, 2014
Capitalized content development costs	$11,816	$13,703
Capitalized content development costs in process	1,961	1,520
Accumulated amortization	(4,873)	(5,543)
Capitalized content development costs, net	$8,904	$9,680

The Company recorded amortization expense related to capitalized content development costs of $0.5 million and $0.7 million for the three months ended March 31, 2013 and March 31, 2014, respectively.

As of March 31, 2014, the estimated future amortization expense for the capitalized content costs is as follows (in thousands):

2014	$1,995
2015	2,368
2016	1,879
2017	1,235
2018	665
Thereafter	18
Total	$8,160

6.             Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company secured a revolving line of credit for an aggregate borrowing base not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014; therefore, no amounts were outstanding as of March 31, 2014. The availability of this credit line is subject to the Company’s compliance with certain reporting and financial covenants. The Company is currently in compliance with all such covenants.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings or other contingencies in the ordinary course of its business. The Company is not presently involved in any legal proceeding or other contingency that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows. Accordingly, the Company does not believe that there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.

Program Marketing and Sales Commitments

When the Company enters into new agreements with its clients, the Company commits to meet certain staffing and spending investment thresholds related to program marketing and sales activities. The Company believes it is currently in compliance with all such commitments.

Operating Leases

The Company leases office facilities under non-cancelable operating leases in California, New York, Maryland, Missouri, North Carolina and Hong Kong. The Company also leases furniture and office equipment under non-cancelable leases. As of March 31, 2014, the future minimum lease payments (net of aggregate expected sublease payments of $0.6 million) were as follows (in thousands):

2014	$1,903
2015	2,378
2016	2,419
2017	1,921
2018	1,250
Thereafter	739
Total future minimum lease payments	$10,610

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million as of each of December 31, 2013 and March 31, 2014.

Total net rent expense for the three months ended March 31, 2013 and 2014 was $0.4 million and $0.7 million, respectively.

7.             Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely to occur, than not. At December 31, 2013, the Company had federal net operating loss (“NOL”) carryforwards of approximately $86.0 million, which expire between 2029 and 2033. At December 31, 2013, the Company had individual state net operating loss carryforwards up to $73.1 million, which expire between 2021 and 2033. For financial reporting purposes, a full valuation allowance has been established to offset the net deferred tax assets. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, a certain portion of the above NOLs may be subject to Internal Revenue Code Section 382 limitations, which may limit their future use. The Company has experienced a number of transactions which could lead to a limitation of its NOLs under Section 382 of the Internal Revenue Code. The Company intends to complete a study regarding this limitation in the next nine months. It is reasonably possible that the results of the study will reduce the reported net operating losses and other deferred tax assets.

The Company has determined its annual effective tax rate for the full fiscal year 2013 and estimated its annual effective tax rate for the full fiscal year 2014, and applied those rates to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2013 and 2014. The Company also recorded discrete items in each respective period as appropriate. The Company’s effective tax rate for the three months ended March 31, 2013 and 2014 was 0%.

The Company permanently reinvests cumulative undistributed earnings of its subsidiary in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the United States. As of December 31, 2013 and March 31, 2014, the undistributed earnings of the Company’s subsidiary were not material.

The Company applies the provisions of ASC 740-10 to uncertain tax positions. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon settlement. The Company did not identify any tax positions that would be required for inclusion in the financial statements. As of March 31, 2014, the Company had not made any changes to its tax positions since December 31, 2013.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and March 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years prior to 2010, though the NOL carryforwards can be adjusted upon audit and could impact taxes owed in open tax years. No income tax returns are currently under examination by the taxing authorities.

8.             Redeemable Convertible Preferred Stock

The following table summarizes the Company’s issuances of redeemable convertible preferred stock:

Issue Date	Series	Purchase Price per Share	Number of Shares	Conversion Price per Share
June 2009	Series A	$1.27	10,033,976	$1.27
February 2010	Series B	$4.46	5,057,901	$4.46
March 2011	Series C	$7.34	4,429,601	$7.34
March 2012	Series D	$7.81	3,339,902	$7.81
January 2013	Series D	$7.81	639,828	$7.81

Each of the purchase prices per share above excludes the cost of issuance. Any costs incurred in connection with the issuance of the various classes of preferred stock have been recorded as a reduction of the carrying amount of the preferred stock and were accreted through a charge to additional paid-in capital through March 31, 2014.

Summary of Activity

The following table presents a summary of activity for the redeemable convertible preferred stock issued and outstanding for the periods presented below (in thousands):

	Redeemable Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance, December 31, 2013	$12,384	$22,210	$32,405	$31,048	$98,047
Accretion of issuance costs on redeemable convertible preferred stock	35	36	11	5	87
Balance, March 31, 2014	$12,419	$22,246	$32,416	$31,053	$98,134

Upon closing of the Company’s IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock.

9.             Common Stock Reserved for Future Issuance

As of March 31, 2014, the Company was authorized to issue 83,590,830 total shares of capital stock, consisting of 60,000,000 shares of common stock and 23,590,830 shares of preferred stock. At March 31, 2014, the Company had reserved a total of 32,192,918 of its authorized shares of common stock for future issuance as follows:

For conversion of Series A, Series B, Series C and Series D redeemable convertible preferred stock	23,501,208
Outstanding stock options	6,738,838
Outstanding stock warrants	83,818
Possible future issuance under stock option plans	882,213
Outstanding restricted stock units	986,841
Total common shares reserved for future issuance	32,192,918

10.          Warrants

In connection with the line of credit secured in April 2012, the Company issued a warrant to purchase 12,797 shares of the Company’s Series D redeemable convertible preferred stock with an exercise price of $7.81 per share. The warrant was valued at $74 thousand on the date of grant and at $19 thousand and $119 thousand at December 31, 2013 and March 31, 2014, respectively. The warrant remained outstanding as of March 31, 2014 and will expire in 2022.

In connection with the line of credit secured in December 2013, the Company issued a warrant to purchase 71,021 shares of the Company’s Series D redeemable convertible preferred stock with an exercise price of $7.81 per share. The warrant was valued at $107 thousand and $695 thousand as of December 31, 2013 and March 31, 2014, respectively. The warrant remained outstanding as of March 31, 2014 and will expire in 2023.

Each of the Series D warrants are classified as a liability in the accompanying unaudited condensed consolidated balance sheets and adjusted to fair value due to the fact that at March 31, 2014, they were exercisable into redeemable convertible preferred securities.

The inputs to the fair value model for the warrants are considered Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures. All changes in the fair value of the warrants are recorded as a component of interest expense. The Company recorded a reduction of interest expense of $33 thousand for the year ended December 31, 2013, and interest expense of $688 thousand for the three months ended March 31, 2014, related to the fair value adjustment of the warrants. On April 2, 2014, upon closing of the Company’s IPO, the warrants to purchase Series D redeemable convertible preferred stock converted into warrants to purchase common stock and the liability at its then fair value of $814 thousand was reclassified to additional paid in capital.

11.          Stock-Based Compensation

The Company maintains two share-based employee compensation plans: the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”). The 2008 Plan provided for the grant of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options, restricted stock awards and deferred stock awards to the Company’s employees, directors and consultants. The 2014 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, consultants and directors. The 2014 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Shares reserved but unissued under the 2008 Plan are included as shares to be reserved for issuance under the 2014 Plan. No further options or stock awards can be granted under the 2008 Plan, and all outstanding stock awards granted under the 2008 Plan will continue to be governed by their existing terms.

The Company’s stock-based compensation expense included in the unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Servicing and support	$92	$213
Technology and content development	23	83
Program marketing and sales	38	103
General and administrative	283	796
Total stock-based compensation expense	$436	$1,195

A total of 2,800,000 shares of the Company’s common stock are reserved for issuance pursuant to the 2014 Plan. In addition, the shares to be reserved for issuance under the 2014 Plan will include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on

December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors.

The following is a summary of the option activity:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2013	5,883,885	$3.53	7.45	$36,884
Granted	1,239,857	11.05	9.90
Exercised	(135,456)	1.93	6.38
Forfeited	(249,448)	1.65
Expired	—	—
Outstanding balance at March 31, 2014	6,738,838	5.02	7.92	58,176
Exercisable at March 31, 2014	3,171,036	2.34	6.62	35,855
Vested and expected to vest at March 31, 2014	6,489,257	4.93	7.88	56,616

Total compensation cost related to the nonvested awards not yet recognized as of March 31, 2014 was $13.6 million and will be recognized over a weighted average period of approximately 3.1 years.

The aggregate intrinsic value of the employee options exercised during the three months ended March 31, 2014 was $1.2 million, respectively.

12.          Net Loss per Share

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended March 31,
	2013	2014
Redeemable convertible preferred stock:
Series A	10,033,976	10,033,976
Series B	5,057,901	5,057,901
Series C	4,429,601	4,429,601
Series D	3,979,730	3,979,730
Warrants to purchase Series D redeemable convertible preferred stock	12,797	83,818
Stock options	5,033,358	6,738,838
Restricted stock units	—	986,841

Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Three Months Ended March 31,
	2013	2014
Numerator (in thousands):
Net loss attributable to common stockholders	$(3,833)	$(7,137)
Denominator:
Weighted-average common shares outstanding, basic and diluted	7,386,133	7,698,709
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.93)

Pro Forma Net Loss per Share (unaudited)

The numerator and denominator used in computing pro forma net loss per share for the three-month period ended March 31, 2014 have been adjusted to assume the conversion of all outstanding shares of redeemable convertible preferred stock to common stock as of the beginning of the year and the reclassification of the outstanding Series D warrants to additional paid-in capital as of the beginning of the year.

Three Months Ended March 31, 2014
Numerator (in thousands):
Historical net loss attributable to common stockholders	$(7,137)
Accretion of deferred preferred stock offering costs	87
Changes in the fair value of the warrant to purchase Series D redeemable convertible preferred stock	688
Pro forma numerator for basic and diluted loss per share	$(6,362)
Denominator:
Historical denominator for basic and diluted net loss per share weighted-average shares	7,698,709
Plus: conversion of redeemable convertible preferred stock to common stock	23,501,208
Pro forma denominator for basic and diluted net loss per share attributable to common stockholders	31,199,917
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.20)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on March 28, 2014 (Prospectus). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II. Item 1A. “Risk Factors.”

Overview

We are a leading provider of cloud-based SaaS solutions that enable leading nonprofit colleges and universities to deliver their high quality education to qualified students anywhere. Our innovative online learning platform and bundled technology-enabled services provide the comprehensive operating infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students. By leveraging our solutions, we believe our clients are able to expand their addressable markets while providing educational engagement, experiences and outcomes to their online students that match or exceed those of their on-campus offerings.

Our clients are leading nonprofit colleges and universities. They use our platform to offer full undergraduate, graduate and doctoral degree programs online. The students in these programs receive the same degree or credit as their on-campus counterparts, where one exists, and generally pay equivalent tuition. We provide a suite of technology-enabled services designed to promote adoption and usage of our SaaS solutions by clients and enrollment and retention of their students. These services include program marketing, student acquisition, content development for courses, and faculty and student support services, including technical training and support, non-academic student advising, academic progress monitoring and career services. We also facilitate in-program field placements, student immersions and other student enrichment experiences.

We are currently engaged by eight well-recognized colleges and universities to enable 11 graduate programs that have launched and in which students have enrolled. The first of our clients’ programs was launched in 2009. One additional program launched in 2010 with two more commencing in 2011. In 2013, our clients launched five new programs. An additional two programs launched in 2014 and two additional programs with existing clients are scheduled to commence later in 2014. We have also contracted with a ninth university to enable two new graduate programs that we also expect to launch in 2015. Our client contracts generally have initial terms between 10 and 15 years in length, and, since our inception, all of the clients that have engaged us remain active.

A significant percentage of our annual revenue is related to students returning to our clients’ programs after their first semester. In the three months ended March 31, 2014, 79% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the quarter. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

We believe our business strategy will continue to offer significant opportunities for growth, but it also presents a number of risks and challenges. In particular, to remain competitive, we will need to continue to innovate in a rapidly changing landscape for the application of technology like ours to the delivery of higher education. As described above, we have added, and we intend to continue to add, degree programs in a number of new academic disciplines each year, as well as to expand the delivery of existing degree programs to new university clients. To do so, we will need to convince new clients as to the quality and value of our SaaS solutions, cost-effectively identify qualified students for our clients’ programs and help our clients retain those students once enrolled. We must also be able to successfully execute our business strategy while navigating constantly changing higher education laws and regulations applicable to our clients and, in some cases to ourselves, particularly the incentive compensation rule that prohibits making incentive payments related to student acquisition. We seek to ensure that addressing all of these risks and challenges does not divert our management’s attention from continuing to build on the strengths that we believe have driven the growth of our business over the last several years. We believe our focus on delivering a differentiated technology platform, maintaining the integrity of our clients’ educational brands and providing exceptional, white glove service to our clients will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

Our Business Model

The key elements of our business model are described below.

Revenue Drivers

Substantially all of our revenue is derived from revenue-share arrangements with our clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in their programs. Accordingly, the primary driver of our revenue growth is the number of student course enrollments in our clients’ programs. This in turn is influenced primarily by three factors:

•                  our ability to increase the number of programs offered by our clients, either by adding new clients or by expanding the number of client programs;

•                  our ability to identify and acquire prospective students for our clients’ programs; and

•                  our ability, and that of our clients, to retain the students who enroll in their programs.

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, launched in 2009 and 2010. For the three months ended March 31, 2013 and 2014, 74% and 61%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

Additionally, the Company has a contract with another university that accounted for approximately 10% and 13% of its revenue for the three months ended March 31, 2013 and 2014, respectively.

Program Marketing and Sales Expense

Our most significant expense in each fiscal period has been program marketing and sales expense, which relates primarily to student acquisition activities. We do not spend significant amounts on new client or program acquisition and we do not maintain a sales force targeted at potential new clients or programs since our model is not dependent on launching a large number of new programs per year, either with new or existing clients. Instead, our new clients and programs are largely generated through a direct approach by our senior management to selected colleges and universities.

We have primary responsibility for identifying qualified students for our clients’ programs, generating potential student interest in the programs and driving applications to the programs. While our clients make all admissions decisions, the number of students who enroll in our clients’ programs in any given period is significantly dependent on the amount we have spent on these student acquisition activities in prior periods. Accordingly, although most of our clients’ programs span multiple semesters and, therefore, generate continued revenue beyond the term in which initial enrollments occurs, we expect that we will need to continue to incur significant program marketing and sales expense for existing programs going forward to generate a continuous pipeline of new enrollments. For new programs, we begin incurring program marketing and sales costs as early as nine months prior to the start of a new client program.

We typically identify prospective students for our clients’ programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our clients’ programs and those who have graduated, the average time from our initial lead acquisition to initial enrollment was seven months. For the students who have graduated from these programs, the average time from initial enrollment to graduation was 16 months. However, because our clients’ programs are relatively new, they have only graduated a limited number of students to date, with many early enrollees still enrolled. Based on the student retention rates and patterns we have observed in our clients’ programs, we estimate that, for our current programs, the average time from a student’s initial enrollment to graduation will be approximately 2.5 years.

Accordingly, our program marketing and sales expense in any period is an investment we make to generate revenue in future periods. Likewise, revenue generated in any period is largely attributable to student acquisition activities in earlier periods. Because program marketing and sales expense in any period are almost entirely unrelated to revenue generated in that period, we do not believe it is meaningful to directly compare the two. We believe that the total revenue we will receive in the future from students who enroll in our clients’ programs as a result of current period program marketing and sales expense will be significantly greater as a multiple of that expense than is implied by the multiple of current period revenue to current period program marketing and sales expense. Further, we believe that our program marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs becomes larger.

Period-to-Period Fluctuations

Our revenue, cash position, accounts receivable and deferred revenue can fluctuate significantly from quarter to quarter due to variations driven by the academic schedules of our clients’ programs. These programs generally start classes for new and returning students an average of four times per year. Class starts are not necessarily evenly spaced throughout the year, do not necessarily correspond to the traditional academic calendar and may vary from year to year. As a result, the number of classes our client programs have in session, and therefore the number of students enrolled, will vary from month to month and quarter to quarter, leading to variability in our revenue.

The semesters of our clients’ programs often straddle two fiscal quarters. Our clients generally pay us when they have billed tuition and specified fees to their students, which is typically early in the semester, and once the drop/add period has passed. We recognize the related revenue ratably over the course of the semester. Because we generally receive payments from our clients prior to our ability to recognize the majority of those amounts as revenue, we record deferred revenue at each balance sheet date equal to the excess of the amounts we have billed or received from our clients over the amounts we have recognized as revenue as of that date. For these reasons, our cash flows typically vary considerably from quarter to quarter and our cash position, accounts receivable and deferred revenue typically fluctuate between quarterly balance sheet dates.

Our expense levels also fluctuate from quarter to quarter, driven primarily by our program marketing and sales activity. We typically reduce our paid search and other program marketing and sales efforts during late November and December because these efforts are less productive during the holiday season. This generally results in lower total program marketing and sales expense during the fourth quarter. In addition, because we begin spending on technology and content development, program marketing and sales, and, to a lesser extent, services and support as much as nine months prior to the start of classes for a new client program, these costs as a percentage of revenue fluctuate, sometimes significantly, depending on the timing of new client programs and anticipated program launch dates.

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, we discuss revenue and the components of operating loss in the section below entitled “— Components of Operating Results.” Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as platform revenue retention rate and full course equivalent enrollments in our clients’ programs.

Platform Revenue Retention Rate

We measure our platform revenue retention rate for a particular period by first identifying the group of programs that our clients launched before the beginning of the prior year comparative period. We then calculate our platform revenue retention rate by comparing the revenue we recognized for this group of programs in the reporting period to the revenue we recognized for the same group of programs in the prior year comparative period, expressed as a percentage of the revenue we recognized for the group in the prior year comparative period.

The following table sets forth our platform revenue retention rate for the periods presented, as well as the number of programs included in the platform revenue retention rate calculation. For all of these periods, our platform revenue retention rate was greater than 100% because we had no programs terminate and full course equivalent enrollments in the aggregate increased year-over-year. There is no correlation between the platform revenue retention rate and the number of programs included in the calculation of that rate. The number of programs may increase while the retention rate declines.

	Three Months Ended March 31,
	2013	2014
Platform revenue retention rate	145.3%	122.3%
Number of programs included in comparison (1)	4	4

(1) Reflects the number of programs operating both in the reported period and in the prior year comparative period.

Full Course Equivalent Enrollments in Our Clients’ Programs

We measure full course equivalent enrollments in our clients’ programs by determining, for each of the courses offered during a particular period, the number of students enrolled in that course multiplied by the percentage of the course completed during that period. We use this metric to account for the fact that many courses offered by our clients straddle two or more fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 full course equivalent enrollments for that period. Any individual student may be enrolled in more than one course during a period.

Average revenue per full course equivalent enrollment represents our weighted average revenue per course across the mix of courses being offered in our client programs during a period. This number is derived by dividing our total revenue for a period by the number of full course equivalent enrollments during that same period. This amount may vary from period to period depending on the academic calendars of our clients, the relative growth rates of programs with varying tuition levels, the launch of new programs with higher or lower than average net tuition costs and annual tuition increases instituted by our clients. As a part of our growth strategy, we are actively targeting new graduate-level clients in academic disciplines for which we have existing programs. These additional programs will typically have lower tuition costs than the initial program in that discipline. Over time, this strategy is likely to reduce our average revenue per full course equivalent. However, we believe this approach will enable us to leverage our program marketing investments across multiple client programs within specific academic disciplines, significantly decreasing student acquisition costs within those disciplines and more than offsetting any decline in average revenue per full course equivalent enrollment.

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our clients’ programs for the periods presented.

	Three Months Ended March 31,
	2013	2014
Full course equivalent enrollments in our clients’ program	7,650	9,809
Average revenue per full course equivalent enrollment in our clients’ programs	$2,501	$2,685

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest (income) expense, income taxes, depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense, which we do not consider indicative of our core operating performance.

Our use of adjusted EBITDA has limitation as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are:

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•                  adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Net loss	$(3,746)	$(7,050)
Adjustments:
Interest expense	(8)	784
Interest income	(6)	(1)
Depreciation and amortization expense	926	1,283
Stock-based compensation expense	436	1,195
Total adjustments	1,348	3,261
Adjusted EBITDA (loss)	$(2,398)	$(3,789)

Components of Operating Results

Revenue

Substantially all of our revenue consists of a contractually specified percentage of the amounts our clients bill to their students for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts, which we refer to as net program proceeds. Our contracts generally have 10 to 15 year initial terms. We recognize revenue ratably over the service period, which we define as the first through the last day of classes for each semester in a client’s program.

We establish a refund allowance for our share of tuition and fees ultimately uncollected by our clients.

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of December 31, 2013 and March 31, 2014, 323 and 319 students, respectively, remained eligible to receive these rebates.

These rebates and refunds offset the net program proceeds that we recognize as revenue.

The following table details the components of our revenue for the periods indicated.

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Net program proceeds	$19,262	$26,535
Rebates	(20)	(3)
Refunds	(135)	(209)
Other	27	9
Revenue	$19,134	$26,332

In addition to providing access to our cloud-based technology platform, we provide bundled technology-enabled services, including program marketing services for student acquisition, content development services, faculty and student support services, including technical training and support, non-academic student advising, academic progress monitoring and career services. We also facilitate in-program field placements, student immersions and other student enrichment experiences. We have determined that no individual deliverable has standalone value upon delivery and, therefore, the multiple deliverables within our arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting and we recognize revenue from the entire arrangement over the term of the service period.

We generally receive payments from our clients early in each semester, prior to completion of the service period. We record these advance payments as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time we recognize the revenue. As of each balance sheet date, deferred revenue is a current liability and represents the excess amounts we have billed or received over the amounts we have recognized as revenue in the unaudited condensed consolidated statements of operations as of that date.

Costs and Expenses

Costs and expenses consist of servicing and support costs, technology and content development costs, program marketing and sales expenses and general and administrative expenses. To support our anticipated growth, we expect to continue to hire new employees, increase our program promotion and student acquisition efforts, expand our technology infrastructure and increase our other program support capabilities. As a result, we expect our costs and expenses to increase in absolute dollars, but to decrease as a percentage of revenue over time as we achieve economies of scale through the expansion of our business.

Servicing and support. Servicing and support costs consist primarily of compensation costs related to program management and operations, as well as costs for platform technical support and faculty and student support. We also facilitate in-program field placements, student immersions and other student enrichment experiences, and we assist our clients with their state compliance requirements. It also includes software licensing, telecommunications and other costs to maintain platform access for our clients and their students.

Technology and content development. Technology and content development costs consist primarily of compensation and outsourced services costs related to the ongoing improvement and maintenance of our technology platform and content developed for our client programs, as well as costs to support our internal infrastructure, including our cloud-based server usage. It also includes the associated depreciation and amortization expense related to internally developed software and content, as well as hosting and other costs associated with maintaining our platform in a cloud environment.

Program marketing and sales. Program marketing and sales expense consists primarily of costs related to student acquisition. This includes the cost of online advertising and lead generation, as well as compensation costs for our program marketing, search engine optimization, marketing analytics and application counseling personnel. We expense all costs related to program marketing and sales as they are incurred.

General and administrative. General and administrative expense consists primarily of compensation costs for employees in our executive, administrative, finance and accounting, information systems, legal, strategy and human resources functions. Additional expenses include external legal, accounting and other professional fees, telecommunications charges and other corporate costs such as insurance and travel that are not related to another function.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit and convertible notes prior to their conversion and changes in our preferred stock warrant liability as a result of changes in the fair value of such warrants.

The fair value of our preferred stock warrant liability is reassessed at the end of each reporting period and any increase in fair value is recognized in other expense, while any decrease in fair value is recognized in other income. Upon completion of our initial public offering, the preferred stock warrants will automatically become warrants to purchase common stock. At that time, we will reclassify the preferred stock warrant liability to additional paid-in capital and will not recognize further changes in fair value in other income or expense.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three-month periods ended March 31, 2013 and 2014.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements. During the three months ended March 31, 2014, there were no material changes to our critical accounting policies and estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 2 in the “Notes to our Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Results of Operations

The following table sets forth selected unaudited condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2013		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$19,134	100.0%	$26,332	100.0%	$7,198	37.6%
Costs and expenses:
Servicing and support	5,018	26.2	6,248	23.7	1,230	24.5
Technology and content development	3,235	16.9	5,674	21.5	2,439	75.4
Program marketing and sales	11,770	61.5	15,241	57.9	3,471	29.5
General and administrative	2,871	15.0	5,436	20.6	2,565	89.3
Total costs and expenses	22,894	119.6	32,599	123.7	9,705	42.4
Loss from operations	(3,760)	(19.6)	(6,267)	(23.7)	(2,507)	66.7
Other income (expense):
Interest expense	8	0.0	(784)	(3.0)	(792)	(9,900.0)
Interest income	6	0.0	1	0.0	(5)	(83.3)
Total other income (expense)	14	0.0	(783)	(3.0)	(797)	(5,692.9)
Net loss	$(3,746)	(19.6)%	$(7,050)	(26.7)%	$(3,304)	88.2

Revenue. Revenue increased by $7.2 million, or 37.6%, from $19.1 million for the three months ended March 31, 2013 to $26.3 million for the three months ended March 31, 2014. Of the increase, $4.2 million was primarily attributable to increased period-over-period full course equivalent enrollments in the four client programs launched prior to January 1, 2013. Full course equivalent enrollments in the new client programs that launched during 2013 and 2014 resulted in additional revenues of $2.8 million and $0.2 million, respectively.

Servicing and support. Servicing and support costs increased by $1.2 million, or 24.5%, from $5.0 million for the three months ended March 31, 2013 to $6.2 million for the same period of 2014. This increase was due primarily to a $0.9 million increase in compensation costs as we increased our headcount in this area by 24% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.3 million was primarily attributable to increased costs for facilitating in-program field placements and student support services. As a percentage of revenue, servicing and support costs decreased from 26.2% for the three months ended March 31, 2013 to 23.7% for the same period of 2014, as client programs continued to mature and greater operational efficiencies were achieved.

Technology and content development. Technology and content development costs increased by $2.5 million, or 75.4%, from $3.2 million for the three months ended March 31, 2013 to $5.7 million for the same period of 2014. This was due primarily to a $0.9 million increase in external technology consulting costs and a $0.9 million increase in compensation costs, net of capitalized amounts for software and content development, as we increased our headcount in this area by 28% to support additional client program launches and scaling of existing client programs. Further, an increase of $0.3 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. The remaining increase of $0.4 million was attributable to increased costs for telecommunication, travel and other expenses. As a percentage of revenue, technology and content development costs increased from 16.9% for the three months ended March 31, 2013 to 21.5% for the same period of 2014, as additional client programs launched and we began to incur expenses in anticipation of the revenue we expect to generate through these new programs.

Program marketing and sales. Program marketing and sales expense increased by $3.4 million, or 29.5%, from $11.8 million for the three months ended March 31, 2013 to $15.2 million for the same period of 2014. This increase was due primarily to a $1.6 million increase in compensation costs, as we increased our headcount in this area by 45% to acquire students for, and drive revenue growth in, new client programs. Additionally, lead generation costs increased by a total of $1.6 million, and other general program marketing and sales expenses, including advertising research, printing, public relations and advertisement hosting fees, increased by a total of $0.2 million, as we continued to expand our program marketing efforts to acquire students for our clients’ programs. As a percentage of revenue, program marketing and sales expense decreased from 61.5% for three months ended March 31, 2013 to 57.9% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

General and administrative. General and administrative expense increased by $2.5 million, or 89.3%, from $2.9 million for the three months ended March 31, 2013 to $5.4 million for the same period of 2014. This increase was due primarily to a $1.3 million increase in compensation costs, driven primarily by increased employee bonus and stock option expense of $0.9 million and increased wages and payroll taxes of $0.4 million, as we increased our headcount in this area by 23% to support our growing business. Further, our legal, accounting and other professional fees increased by $0.6 million as we incurred higher costs to sustain our growing operations. Additionally, travel costs and other general and administrative expenses increased by $0.4 million and $0.2 million, respectively, driven by the increase in personnel. As a percentage of revenue, general and administrative expense increased from 15.0% for the three months ended March 31, 2013 to 20.6% compared to the same period of 2014, as we prepared to operate as a public company.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2014, we funded our operations primarily through private placements of redeemable convertible preferred stock. We raised $31.5 million, $26.0 million and $5.0 million from the sale of redeemable convertible preferred stock in 2011, 2012 and 2013, respectively.

On December 31, 2013, we entered into a credit agreement with Comerica Bank under which we may borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank. Through March 31, 2014, we have borrowed and repaid in full $5.0 million under this facility. Under this revolving line of credit, we have the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, we may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, we may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if we repay such borrowed amounts before the end of the interest period.

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short term liquidity.

The covenants under the line of credit also place limitations on our ability to incur additional indebtedness or to prepay permitted indebtedness, grant liens on or security interests in our assets, carry out mergers and acquisitions, dispose of assets, declare, make or pay dividends, make capital expenditures in excess of specified amounts, make investments, loans or advances, enter into transactions with our affiliates, amend or modify the terms of our material contracts, or change our fiscal year. If we are not in compliance with the covenants under the line of credit, after any opportunity to cure such non-compliance, or we otherwise experience an event of default under the line of credit, the lenders may require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the lenders could foreclose on the assets we have pledged as collateral under the line of credit. We are currently in compliance with all such covenants.

Initial Public Offering

On April 2, 2014, we closed our initial public offering in which we issued and sold 8,626,377 shares of common stock resulting in net proceeds of $100.4 million. Refer to Note 2 in the “Notes to our Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q for additional details.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2013	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$899	$2,474
Investing activities	(1,561)	(2,638)
Financing activities	4,994	(1,149)

Operating Activities

For the three months ended March 31, 2014, net cash provided by operating activities of $2.5 million consisted of a $6.4 million net cash inflow from changes in working capital and $3.2 million in non-cash items, reduced by a net loss of $7.1 million. The increase in cash resulting from changes in working capital consisted primarily of an increase in deferred revenue of $4.5 million and a decrease in accounts receivable of $1.2 million as cash was received in advance of revenue being earned, and other net increases of $0.4 million. Non-cash items consisted primarily of non-cash stock compensation charges of $1.2 million, depreciation and amortization expense of $1.3 million and an increase in the fair value of the Series D redeemable convertible preferred stock warrant of $0.7 million.

Investing Activities

For the three months ended March 31, 2014, net cash used in investing activities was $2.6 million. The increase in cash used in investing activities during the three months ended March 31, 2014 compared to the same period in 2013 related to increased expenditures for equipment, internally developed software and content development and primarily supported the enhanced platform functionality associated with new client program launches.

Financing Activities

For the three months ended March 31, 2014, net cash used in financing activities was $1.1 million consisting primarily of the payment of deferred offering costs, partially offset by proceeds received from the exercise of stock options of $0.3 million. For the three months ended March 31, 2013, net cash provided by financing activities of $5.0 million resulted from the issuance of redeemable convertible preferred stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as of March 31, 2014.

Contractual Obligations

As of March 31, 2014, there were no material changes in our commitments under contractual obligations as disclosed in our Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations”.

See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may”, “might”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “objective”, “anticipate”, “believe”, “estimate”, “predict”, “project”, “potential”, “continue” and “ongoing”, or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

• trends in the higher education market and the market for online education, and expectations for growth in those markets;

• the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;

• the potential benefits of our solutions to clients and students;

• anticipated launch dates of new client programs;

• the predictability, visibility and recurring nature of our business model;

• our ability to acquire new clients and expand program offerings with existing clients, including in the international, undergraduate and doctoral markets;

• our ability to continue to acquire prospective students for our clients’ programs;

• our ability to affect or increase student retention in our clients’ programs;

• our growth strategy;

• the scalability of our platform;

• our expected expenses in future periods and their relationship to revenue;

• potential changes in regulations applicable to us or our clients; and

• the amount of time that we expect our cash balances and other available financial resources to be sufficient to fund our operations.

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our exposure to market risk related to changes in foreign currency exchange rates is deemed low as further described below. In addition, we do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described in the succeeding paragraphs.

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our $37.0 million bank line of credit procured in December 2013. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. Through March 31, 2014, we have borrowed and repaid in full $5.0 million under this line of credit.

Foreign Currency Exchange Risk

All of our current client contracts are denominated in U.S. dollars. Therefore, we have minimal, if any, foreign currency exchange risk with respect to our revenue.

We have an office in Hong Kong for program marketing and student support and incur expenses related to its operations. The functional currency of this office is Hong Kong Dollars, which exposes us to changes in foreign currency exchange rates. Hong Kong Dollar currency rates have historically been tied to the U.S. Dollar, however. In addition, because of the small size of our Hong Kong office and the relatively nominal amount of our expenses denominated in Hong Kong Dollars, we do not expect any material effect on our financial position or results of operations from fluctuations in exchange rates. However, our exposure to foreign currency exchange risk may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to a material weakness in our internal controls over financial reporting that was identified in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011, 2012 and 2013 and is described in the following paragraphs.

In conducting its audit of our consolidated financial statements as of and for the years ended December 31, 2011, 2012 and 2013, our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that together constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The unremediated material weakness identified specifically relates to inadequacy in the segregation of duties in our accounting processes and our monitoring controls. Accordingly, our internal control over financial reporting was not designed or operating effectively. As a result, there were adjustments required in connection with closing our books and records and preparing our financial statements as of and for the years ended December 31, 2011 and 2012, but there were no adjustments required in connection with closing our books and records and preparing our financial statements as of and for the year ended December 31, 2013.

In response to the identified material weakness, we are in the process of implementing procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. For example, we have expanded our in-house accounting and finance resources, including hiring ten experienced employees in this function since April 2012, including our Chief Financial Officer. We have also implemented enhanced review procedures, begun a comprehensive documentation of our internal controls and procedures and implemented more formal procedures for the evaluation of non-routine judgments and estimates. In addition, during the remainder of 2014 we expect to formalize roles and responsibilities within our accounting and finance function, expand our monitoring controls, implement a business process and internal controls management function and complete the documentation of our internal controls and procedures.

In addition to these efforts, we are in the process of documenting and testing our internal control over financial reporting in order for our management to report on the effectiveness of our internal controls as of December 31, 2015. However, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2015, or that our independent registered public accounting firm will be able to attest that such internal controls are effective at the time they are required to provide such attestation.

Notwithstanding the identified material weakness in internal controls over financial reporting, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 6 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.          Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Risks Related to Our Business Model, Our Operations and Our Growth Strategy

We have a limited operating history, which makes it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future.

We were incorporated in 2008 and launched our first client program in 2009. We are currently engaged by eight colleges and universities to enable 11 graduate programs that have launched and in which students have enrolled. Five of these programs were launched in 2013 and two programs launched in 2014. We have two additional programs with existing clients scheduled to commence later in 2014 and have contracted with a ninth university to enable two new graduate programs that we expect to launch in 2015. As a result of our limited operating history, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry. If our assumptions regarding these risks and uncertainties are incorrect or change due to factors impacting our targeted markets, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We incurred net losses of $3.7 million and $7.1 million during the three months ended March 31, 2013 and 2014, respectively, and we had an accumulated deficit of $106.9 million as of March 31, 2014. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs and increase our program marketing and sales efforts to drive the acquisition of potential students in these programs. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

Our business depends heavily on the adoption by colleges and universities of online delivery of their programs and courses. If we fail to attract new colleges and universities as clients, our revenue growth and profitability may suffer.

The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities for their offering of degree programs online. In particular, in order to engage new clients, we need to convince nonprofit colleges and universities, many of which have been educating students in generally the same types of on-campus programs for hundreds of years, to invest significant time and resources to adjust the manner in which they teach students for an online degree program. The delivery of degree-granting programs online at leading nonprofit colleges and universities is nascent, and many administrators and faculty members have expressed concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and there can be no assurance that online programs of the kind we develop with our clients will ever achieve significant market acceptance.

Our financial performance depends heavily on our ability to acquire qualified potential students for our clients’ programs, and our ability to do so may be affected by circumstances beyond our control.

Building awareness of our clients’ programs is critical to our ability to acquire prospective students for our clients’ programs and generate revenue. A substantial portion of our expenses is attributable to program marketing and sales efforts dedicated to attracting potential students to our clients’ programs. Because we generate revenue based on a portion of the tuition that our clients collect from the students enrolled in their programs, it is critical to our success that we identify prospective students who meet our clients’ admissions criteria in a cost-effective manner and that enrolled students remain active in our clients’ programs.

The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining student enrollment in our clients’ programs in a cost-effective manner or at all:

•                  Negative perceptions about online learning programs. As a non-traditional form of education delivery, our clients’ online degree programs will be subject to increased scrutiny by prospective students. Online learning programs that we or our competitors offer may not be successful or operate efficiently, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online programs in general are not an effective way to educate students, whether or not our clients’ programs achieve satisfactory performance, which could make it difficult for us to successfully attract prospective students for our clients. Students may be reluctant to enroll in online programs for fear that the learning experience may be substandard, that employers may be averse to hiring students who received their education online or that organizations granting professional licenses or certifications may be reluctant to grant them based on degrees earned through online education.

•                  Ineffective program marketing efforts. We invest substantial resources in developing and implementing data-driven program marketing and sales strategies that focus on identifying the right potential student at the right time. Our program marketing efforts make substantial use of search engine optimization, paid search and custom website development and deployment. If our execution of this strategy proves to be inefficient or unsuccessful in generating a sufficient quantity of high quality prospective students, our revenue could be adversely affected.

•                  Damage to client reputation. Because we market a specific client degree program to potential students, the reputations of our clients are critical to our ability to enroll students. Many factors affecting our clients’ reputations are beyond our control and can change over time, including their academic performance and ranking among nonprofit educational institutions offering a particular degree program.

•                  Lack of interest in the degree offered by the program. We may encounter difficulties attracting qualified students for degree programs that are not highly desired or that are relatively new within their fields. Macroeconomic conditions beyond our control may diminish interest in employment in a field, and that could contribute to lack of interest in degrees in the disciplines offered by our clients.

•                  Our lack of control over our clients’ admissions decisions. Even if we are able to identity prospective students for a program, there is no guarantee that students will be admitted to the program. Our clients retain complete discretion in their admissions decisions, and any changes to admissions standards, or inconsistent application of admissions standards, could affect student enrollment and our ability to generate revenue.

•                  Inability of students to secure funding. Like traditional college and university students, many of the students in our clients’ programs rely heavily on the availability of third-party financing to pay for the costs of their educations, including tuition. This tuition assistance may include federal or private student loans, scholarships and grants or benefits or reimbursement provided by the students’ employers. Any developments that reduce the availability of financial aid for higher education generally, or for our clients’ programs in particular, could impair students’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.

•                  General economic conditions. Student enrollment in our clients’ programs may be affected by changes in the U.S. economy and, to a lesser extent, by global economic conditions. An improvement in economic conditions in the United States and, in particular, an improvement in the U.S. unemployment rate, may reduce demand among potential students for higher educational services as they may find adequate employment without additional education. Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor higher educational opportunities for their employees or discourage existing or potential students from pursuing higher education due to a perception that there are insufficient job opportunities, increased economic uncertainty or other factors, any of which could adversely impact our ability to attract qualified students to our clients’ programs. If one or more of these factors reduces student demand for our clients’ programs, enrollment could be negatively affected or our costs associated with student acquisition and retention could increase, or both, any of which could materially compromise our ability to grow our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to engage additional clients for new program offerings, which would negatively impact our ability to expand our business.

Disruption to or failures of our platform could reduce client and student satisfaction with our clients’ programs and could harm our reputation.

The performance and reliability of our platform is critical to our operations, reputation and ability to attract new clients, as well as our student acquisition and retention efforts. Our clients rely on our technology solutions to offer their programs online, and students access our platform on a frequent basis as an important part of their educational experience. Accordingly, any errors, defects, disruptions or other performance problems with our platform could damage our or our clients’ reputations, decrease student satisfaction and retention and impact our ability to attract new students, clients and programs. If any of these problems occur, our clients may, following notice and our failure to cure, terminate their agreements with us, or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our technology platform could adversely affect our and our clients’ compliance with applicable regulations and accrediting body standards.

Our market may be limited based on the types of nonprofit colleges and universities we target for online degree programs.

We primarily market degree programs to selective nonprofit colleges and universities, a market that is necessarily limited. The contracts we enter into with our clients generally contain limitations on our ability to contract with other institutions to offer the same degree program, and maintaining good relations with our clients may mean that we may be less likely to approach certain institutions that they regard as their direct competitors to offer similar programs, even if we are allowed to do so under our contracts. Moreover, because of the long-term nature of our client contracts, and because of the relationships of trust we strive to build with our current clients, we will generally not be able or willing to terminate our existing client relationships to pursue a competitive program with another college or university, even if it may prove to be more profitable to us. Instead, we may continue with a program that does not generate expected levels of revenue to us, or one from which we may not be able to fully recover the program marketing and sales expenses we incur in attracting students to enroll in the program, if, for example, the client limits enrollment in the program. As a result, the nature of our contracts and our relationships with our clients could restrict the overall revenue potential of our business.

Attracting new clients for the launch of new programs is complex and time-consuming. If we pursue unsuccessful client opportunities, we may forego more profitable opportunities and our operating results and growth would be harmed.

The process of identifying specific degree programs at the selective nonprofit colleges and universities that we believe will be a good fit for our platform, and then negotiating contracts with potential clients, is complex and time-consuming. Because of the initial reluctance on the part of some nonprofit colleges and universities to embrace a new method of delivering their education services and the complicated approval process within universities, our sales process to attract and engage a new client can be lengthy. Depending on the particular college or university, during the process we may face resistance from university administrators or faculty members.

The sales cycle for a new degree program often spans one year or longer. In addition, our sales cycle can vary substantially from program to program because of a number of factors, including the approval processes of the client or disagreements over the terms of our offerings. We spend substantial effort and management resources on our new program sales efforts without any assurance that our efforts will result in the launch of a new program. If we invest substantial resources pursuing unsuccessful program opportunities, we may forego other more profitable client relationships, and our operating results and growth would be harmed.

To launch a new program, we must incur significant expense in technology and content development, as well as program marketing and sales, to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.

To launch a new program, we must integrate our platform with the various student information and other operating systems our clients use to manage functions within their institutions. In addition, our content development staff must work closely with that client’s faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process of launching a new program is time-consuming and costly and, under our agreements with our clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue. Additionally, during the life of our client agreements, we are responsible for the costs associated with continued program marketing, maintaining our technology platform and providing non-academic and other support for students enrolled in the programs. We invest significant resources in these new programs from the beginning of our relationship with a client, and there is no guarantee that we will ever recoup these costs.

Because our client agreements provide that we receive a fixed percentage of the tuition that the clients receive from the students enrolled in their programs, we only begin to recover these costs once students are enrolled and begin paying tuition. The time that it takes for us to recover our investment in a new program depends on a variety of factors, primarily the level of our student acquisition costs and the rate of growth in student enrollment in the program. We estimate that, on average, it takes approximately four to five years after engagement with a client to fully recover our investment in that client’s new program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the client ceasing or significantly curtailing a program before we are able to fully recoup our investment. As a result, we may ultimately be unable to recover the full investment that we make in a new program or achieve our expected level of profitability for the program.

If we are not successful in quickly and efficiently scaling up programs with new and existing clients, our reputation and our revenue will suffer.

Our continued growth and profitability depends on our ability to successfully scale up newly launched programs with our clients. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team and our technology and content development teams. If we cannot adequately train these new employees, we may not be successful in acquiring potential students for our clients’ programs, which would adversely impact our ability to generate revenue, and our clients and the students in their programs could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale up our technology to handle growing student enrollment and new client programs, our clients’ and their students’ experiences with our platform may suffer, which could damage our reputation among colleges and universities and their faculty and students.

Our ability to effectively manage any significant growth of new programs and increasing student enrollment will depend on a number of factors, including our ability to:

•                  satisfy existing students in, and attract and enroll new students for, our clients’ programs;

•                  assist our clients in recruiting qualified faculty to support their expanding enrollments;

•                  assist our clients in developing and producing an increased volume of course content;

•                  successfully introduce new features and enhancements and maintain a high level of functionality in our platform; and

•                  deliver high quality support to our clients and their faculty and students.

Establishing new client programs or expanding existing programs will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses and reallocate other resources. If student enrollment in our clients’ programs does not increase, we are unable to launch new programs in a cost-effective manner or we are otherwise unable to manage new client programs effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions and the satisfaction of our clients and their students could suffer.

Our financial performance depends heavily on student retention within our clients’ programs, and factors influencing student retention may be out of our control.

Once a student is enrolled in a client’s program, we and our client must retain the student over the life of the degree program in order to generate ongoing revenue. Our strategy involves offering high quality support to students enrolled in our clients’ programs in order to support their retention. If we do not help students quickly resolve any educational, technological or logistical issues they encounter, otherwise provide effective ongoing support to students or deliver the type of high quality, engaging educational content that students expect, students may withdraw from the program, which would negatively impact our revenue.

In addition, student retention could be compromised by the following factors, many of which are largely outside of our control:

•                  Reduced support from our clients. Because revenue from a particular program is directly attributable to the level of student enrollment in the program, our ability to grow our revenue from a client relationship depends on the client continuing to offer its online program to students, as well as the growth of enrollment in that program. Although our contracts with clients generally require that the client expand enrollment in their programs to include all qualified applicants, our only recourse if they choose not to do so is termination of the exclusivity limitations on developing programs with other colleges or universities that are included in our agreements with our clients. Despite the agreements we have in place with our clients, our clients could limit enrollment in their programs, cease providing the programs altogether or significantly curtail or inhibit our ability to promote their programs, any of which would negatively impact our revenue.

•                  Lack of support from client faculty members. It takes a significant time commitment and dedication from our clients’ faculty members to work with us to develop course content designed for an online learning environment. Our clients’ faculty may be unfamiliar with the development and production process, may not understand the time commitment involved to develop the course content, or may otherwise be resistant to changing the ways in which they present the same content in an on-campus class. Our ability to maintain high student retention will depend in part on our ability to convince our clients’ faculty of the value in the time and effort they will spend developing the course program. Lack of support from faculty could cause the quality of our clients’ programs to decline, which could contribute to decreased student satisfaction and retention.

•                  Student dissatisfaction. Enrolled students may drop out of our clients’ programs based on their individual perceptions of the value they are getting from the program. For example, we may face retention challenges as a result of students’ dissatisfaction with the quality of course content and presentation, dissatisfaction with our clients’ faculty, changing views of the value of our clients’ programs and degrees offered and perceptions of employment prospects following completion of the program. Factors outside our control related to student satisfaction with, and overall perception of, a program may contribute to decreased student retention rates for that program.

•                  Personal factors. Factors impacting a student’s willingness and ability to stay enrolled in a program include personal factors, such as ability to continue to pay tuition, ability to meet the rigorous demands of the program, and lack of time to continue classes, all of which are generally beyond our control.

Any of these factors could significantly reduce the revenue that we generate from a client’s program, which would negatively impact our return on investment for the particular program, and could compromise our ability to grow our business and achieve profitability.

We currently have, and for the foreseeable future expect to continue to have, a small number of clients, and therefore we expect the loss, or material underperformance, of any one client could hurt our future financial performance.

We are currently engaged by eight colleges and universities to enable 11 existing graduate programs and we expect two additional programs with existing clients to launch later in 2014. We have also contracted with a ninth university to enable two new graduate programs that we expect to launch in 2015. For the foreseeable future, we expect to launch a small number of new graduate degree programs per year. As a result of the small number of programs, the material underperformance of any one program, including the failure to increase student enrollment in a program, or any decline in the ranking of one of our clients’ programs or other impairment of their reputation, could have a disproportionate effect on our business. Additionally, because we rely on our own reputation for delivering high quality online programs and recommendations from existing clients in order to attract potential new clients, the loss of any single client program, or the failure of any client to renew its agreement with us upon expiration, could impair our ability to pursue our growth strategy and ultimately to become profitable.

A significant portion of our revenue is currently attributable to programs with the University of Southern California. A decline in enrollment in these programs could significantly reduce our revenue.

Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the three months ended March 31, 2013 and 2014, 74% and 61%, respectively, of our revenue was derived from these two programs. We expect USC will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels. Any decline in USC’s reputation, any increase in USC’s tuition, or any changes in USC’s policies could adversely affect the number of students that enroll in these two programs. Further, the faculty or administrators of these two schools could become resistant to offering courses through our platform, making it more difficult for us to attract and retain students. These graduate schools are not required to expand student enrollment in their online programs and, upon the expiration of their contracts, they are not required to continue using us as the provider of their online programs. If either of these programs were to materially underperform for any reason or to terminate their relationships with us, it would significantly reduce our revenue.

If our security measures are breached or fail and result in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.

Maintaining platform security is of critical importance for our clients because the platform stores and transmits proprietary and confidential university and student information, which may include sensitive personally identifiable information that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our technology platform, including unauthorized activity and access, system viruses, worms, malicious code and organized cyberattacks, which could breach our security and disrupt our solutions and our clients’ programs. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new clients and students, cause existing clients to scale back their programs or elect to not renew their agreements, cause prospective students not to enroll or stay enrolled in our clients’ programs, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

We have experienced rapid growth in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our program marketing and sales personnel, technology team, finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than we plan and we may not successfully expand our client base, enhance our platform and technology-enabled services, develop new programs with new and existing clients, attract a sufficient number of qualified students in a cost-effective manner, satisfy the requirements of our existing clients, respond to competitive challenges or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:

•                  effectively recruit, integrate, train and motivate a large number of new employees, including our program marketing and technology teams, while retaining existing employees,

•                  maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

•                  continue to improve our operational, financial and management controls;

•                  protect and further develop our strategic assets, including our intellectual property rights; and

•                  make sound business decisions in light of the scrutiny associated with operating as a public company.

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure.

There are no guarantees that we will be able to effectively manage any future growth in an efficient, cost-effective or timely manner, or at all. In particular, any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our reputation, results of operations and overall business.

We face competition from established as well as other emerging companies, which could divert clients to our competitors, result in pricing pressure and significantly reduce our revenue.

We expect existing competitors and new entrants to the online learning market to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to grow our revenue and achieve profitability could be compromised.

Our primary competitors include EmbanetCompass and Deltak, which were acquired in 2012 by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or develop their own online learning solutions in-house, rather than pay for our solutions.

Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the percentage of tuition and fees we are able to negotiate to receive from a client. The competitive landscape may also result in longer and more complex sales cycles with a prospective client or a decrease in our market share among selective nonprofit colleges and universities seeking to offer online degree programs, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential client opportunities or force us to offer our solutions on less favorable economic terms, including:

•                  competitors may develop service offerings that our potential clients find to be more compelling than ours;

•                  competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in client and student requirements, and devote greater resources to the acquisition of qualified students than we can; and

•                  current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and our industry is likely to see an increasing number of new entrants and increased consolidation. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

If for-profit postsecondary institutions, which offer online education alternatives different from ours, perform poorly, it could tarnish the reputation of online education as a whole, which could impair our ability to grow our business.

For-profit postsecondary institutions, many of which provide course offerings predominantly online, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for students, including the inability to obtain employment in their fields. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, and even entire industries in the case of recruiting practices by for-profit higher education companies. Even though we do not market our solutions to these institutions, this negative media attention may nevertheless add to skepticism about online higher education generally, including our solutions.

The precise impact of these negative public perceptions on our current and future business is difficult to discern. If these few situations, or any additional misconduct, cause all online learning programs to be viewed by the public or policymakers unfavorably, we may find it difficult to enter into or renew contracts with selective colleges and universities or attract additional students for our clients’ programs. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our opportunity to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our client base and grow our clients’ programs, which would make it difficult to continue to grow our business.

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management team. Because of our small number of clients and the significant nature of each new client relationship, our senior management team is heavily involved in the client identification and sales process, and their expertise is critical in navigating the complex approval processes of large nonprofit colleges and universities. We do not maintain key-person insurance on any of our employees, including our senior management team. The loss of the services of any individual on our senior management team could make it more difficult to successfully operate our business and pursue our business goals.

Our future success also depends heavily on the retention of our program marketing and sales, technology and content development and support teams to continue to attract and retain qualified students in our clients’ programs, thereby generating revenue for us. In particular, our highly-skilled technology and content development employees provide the technical expertise underlying our bundled technology-enabled services that support our clients’

programs and the students enrolled in these programs. Competition for these employees is intense. As a result, we may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with clients, loss of expertise or know-how and unanticipated recruitment and training costs.

We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.

We believe that our existing cash balances, in addition to the proceeds we received from our initial public offering and the available borrowing capacity under our revolving line of credit, will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new programs or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we have borrowings outstanding under our credit facility, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

Our employees located outside of the United States and the international residents applying to and enrolling in our clients’ programs expose us to international risks.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have a branch office in Hong Kong for program marketing and student support. Because we have employees in Hong Kong, we are subject to Hong Kong’s compensation and benefits regulations, which differ from compensation and benefits regulations in the United States. Further, acquiring international applicants and enrollments for our clients requires us to comply with international data privacy regulations of the countries from which our client programs draw applicants and enrollments. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

Future programs with colleges and universities outside the United States could expose us to risks inherent in international operations.

One element of our growth strategy is to expand our international operations and establish a worldwide client base. We cannot assure you that our expansion efforts into international markets will be successful. Our experience with attracting clients in the United States may not be relevant to our ability to attract clients in other emerging markets. In addition, we would face risks in doing business internationally that could constrain our operations and compromise our growth prospects, including:

•                  the need to localize and adapt online degree programs for specific countries, including translation into foreign languages and ensuring that these programs enable our clients to comply with local education laws and regulations;

•                  data privacy laws that may require data to be handled in a specific manner;

•                  difficulties in staffing and managing foreign operations, including employment laws and regulations; different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;

•                  new and different sources of competition, and practices which may favor local competitors;

•                  weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•                  compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act;

•                  increased financial accounting and reporting burdens and complexities;

•                  restrictions on the transfer of funds;

•                  adverse tax consequences, including the potential for required withholding taxes for our overseas employees; and

•                  unstable regional and economic political conditions.

Future agreements with international clients may provide for payments to us to be denominated in local currencies. In such case, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars, and we may not be able to engage in currency hedging activities to effectively limit the risk of exchange rate fluctuations.

We might not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

As of March 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029 and 2021 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed an analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

We engage some individuals classified as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business would be adversely impacted.

We engage independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. Further, if legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation or reimbursing expenses. In addition, if our independent contractors are determined to have been misclassified as independent contractors, we would incur additional exposure under federal and state law, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain other personnel.

Risks Related to Regulation of Our Business and That of Our Clients

Our business model relies on client institutions complying with federal and state laws and regulations.

Higher education is heavily regulated. All of our clients participate in Title IV federal student financial assistance programs under the Higher Education Act of 1965, as amended, or HEA, and are subject to extensive regulation by the U.S. Department of Education, or DOE, as well as various state agencies, licensing boards and accrediting commissions. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the DOE, and be certified by the DOE as an eligible institution. If any of our clients were to be found to be in non-compliance with any of these laws, regulations, standards or policies, the client could lose some or all access to Title IV program funds, lose the ability to offer certain programs or lose their ability to operate in certain states, any of which could cause our revenue from that client’s program to decline.

The regulations, standards and policies of our clients’ regulators change frequently and are often subject to interpretation. Changes in, or new interpretations of, applicable laws, regulations or standards could compromise our clients’ accreditation, authorization to operate in various states, permissible activities or use of federal funds under

Title IV programs. We cannot predict with certainty how the requirements applied by our clients’ regulators will be interpreted, or whether our clients will be able to comply with these requirements in the future.

Our activities are subject to federal and state laws and regulations and other requirements.

Although we are not an institution of higher education, we are required to comply with certain education laws and regulations as a result of our role as a service provider to higher education institutions, either directly or indirectly through our contractual arrangements with clients. See “Business — Education Laws and Regulations.” Failure to comply with these laws and regulations could result in breach of contract and indemnification claims and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.

Activities of the U.S. Congress could result in adverse legislation or regulatory action.

The process of re-authorization of the HEA is due to formally begin in 2014. Congressional hearings were held in 2013 and will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters. In addition, President Obama has proposed a college rating initiative that would publish school ratings based upon measures of access, affordability and outcomes on the College Scorecard and compare peer institutions.

The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the upcoming reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at companies like us that serve higher education. The adoption of any laws or regulations that limit our ability to provide our bundled services to our clients could compromise our ability to drive revenue through their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

In addition, regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. The DOE is conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. No assurances can be given as to how any new rules may affect our business.

Our business model, which depends on our ability to receive a share of tuition revenue as payment from our clients, has been validated by a DOE “dear colleague” letter, but such validation is not codified by statute or regulation and may be subject to change.

Each institution that participates in Title IV programs agrees it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of title IV, HEA program funds.” All of our clients participate in Title IV Programs.

Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission or enrollment of students, the DOE provided guidance in 2011 permitting tuition revenue-sharing arrangements known as the “bundled services rule.” Our current business model relies heavily on the bundled services rule to enter into tuition revenue-sharing agreements with client colleges and universities. See “Business — Education Laws and Regulations.”

Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a “dear colleague” letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Although the DCL represents the current policy of the

DOE, the bundled services rule could be reviewed, altered or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to how the DCL would be interpreted by a court. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, whether in an action involving our company or our clients, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our client contracts and could compromise our ability to generate revenue.

If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our clients for substantial fines, sanctions or other liabilities.

Even though the DCL clarifies that tuition revenue-sharing arrangements with our clients are permissible, we are still subject to other provisions of the incentive compensation rule that prohibit us from offering to our employees who are involved with or responsible for recruiting or admissions activities any bonus or incentive-based compensation based on the successful identification, admission or enrollment of students into any institution. If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our clients for substantial fines, sanctions or other liabilities, including liabilities related to “whistleblower” claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management’s attention and damage our reputation.

If we or our subcontractors or agents violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions and other liabilities.

We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a client’s program, a client’s financial charges or the employability of a client’s program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee, subcontractor or agent performing services for clients could hurt our reputation, result in the termination of client contracts, require us to pay fines or other monetary penalties and require us to pay the fees associated with indemnifying a client from private claims or government investigations.

If our clients fail to maintain their state authorizations, or we or our clients violate other state laws and regulations, students in their programs could be adversely affected and we could lose our ability to operate in that state and provide services to our clients.

Our clients must be authorized in certain states to offer online programs, engage in recruiting and operate externships, internships, clinical training or other forms of field experience, depending on state law. The loss of or failure to obtain state authorization would, among other things, limit a client’s ability to enroll students in that state, render the client and its students ineligible to participate in Title IV programs in that state, diminish the attractiveness of the client’s program and ultimately compromise our ability to generate revenue and become profitable.

In addition, if we or any of our clients fail to comply with any state agency’s rules, regulations or standards beyond authorizations, the state agency could limit the ability of the client to offer programs in that state or limit our ability to perform our contractual obligations to our client in that state.

If our clients fail to maintain institutional or programmatic accreditation for their programs, our revenue could be materially affected.

The loss or suspension of a client’s accreditation or other adverse action by the client’s institutional or programmatic accreditor would render the institution or its program ineligible to participate in Title IV programs, could prevent the client from offering certain educational programs and could make it impossible for the graduates of the client’s program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that program.

Our future growth could be impaired if our clients fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain states.

Our clients are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs or locations, which may be conditioned, delayed or denied in a manner that could impair our strategic plans and future growth. Education regulatory agencies are generally experiencing significant increases in the volume of requests for approvals as a result of new distance learning programs and adjustments to the significant volume of new regulations over the last several years. Regulatory capacity constraints have resulted in delays to various approvals our client institutions are requesting, and such delays could in turn delay the timing of our ability to generate revenue from our clients’ programs.

If more state agencies require specialized approval of our clients’ programs, our operating costs could rise significantly, approval times could lag or we could be prohibited from operating in certain states.

In addition to state licensing agencies, our clients may be required to obtain approval from professional licensing boards in certain states to offer specialized programs in specific fields of study. Currently, relatively few states require institutions to obtain professional board approval for their professional programs when offered online. However, more states could pass laws requiring professional programs offered by our clients, such as graduate programs in teaching or nursing, to obtain approval from state professional boards. If a significant number of states pass additional laws requiring schools to obtain professional board approval, the cost of obtaining all necessary state approvals could dramatically increase, which could make our solutions less attractive to clients, and our clients could be barred from operating in some states entirely.

If the personally identifiable information we collect from students is unlawfully acquired, accessed or obtained, we could be required to pay substantial fines and bear the cost of investigating the data breach and providing notice to individuals whose personally identifiable information was unlawfully accessed.

In providing services to our clients, we collect personally identifiable information from students and prospective students, such as names, social security numbers and birth dates. In the event that the personally identifiable information is unlawfully accessed or acquired, the majority of states have laws that require institutions to investigate and immediately disclose the data breach to students, usually in writing. Under the terms of our contracts with our clients, we would be responsible for the costs of investigating and disclosing these data breaches to the clients’ students. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a student’s education records without the student’s consent. Our clients and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our clients and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the DOE could require a client to suspend our access to their student information for at least five years.

Risks Related to Intellectual Property

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon our ability to avoid infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The technology and software fields generally are characterized by extensive intellectual property litigation and many companies that own, or claim to own, intellectual property have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. In addition, our client agreements require us to indemnify our clients against claims that our solutions infringe the intellectual property rights of third parties.

Future litigation may be necessary to defend ourselves or our clients from intellectual property infringement claims or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and would be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•                  hurt our reputation;

•                  adversely affect our relationships with our current or future clients;

•                  cause delays or stoppages in providing our solutions;

•                  divert management’s attention and resources;

•                  require technology changes to our software that could cause us to incur substantial cost;

•                  subject us to significant liabilities; and

•                  require us to cease some or all of our activities.

In addition to liability for monetary damages against us, which may include attorneys’ fees, treble damages in the event of a finding of willful infringement, or, in some circumstances, damages against our clients, we may be prohibited from developing, commercializing or continuing to provide some or all of our bundled technology-enabled solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

We may incur liability for the unauthorized duplication, distribution or other use of materials posted online.

In some instances, university personnel or students, or our employees or independent contractors, may post to our platform various articles or other third-party content for use in class discussions or within asynchronous lessons. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from courses or altering the functionality of our platform, or to pay monetary damages.

Our failure to protect our intellectual property rights could diminish the value of our solutions, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names and patent applications, as critical to our success. We protect our proprietary information from unauthorized use and disclosure by entering into confidentiality agreements with any party who may come in contact with such information. We also seek to ensure that we own intellectual property created for us by signing agreements with employees, independent contractors, consultants, companies and any other third party who may create intellectual property for us that assign their copyright and patent rights to us. However, these arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We have also begun seeking patent protection for our processes, including one patent application pending in the United States. This pending application is directed to computer-implemented processes that facilitate asynchronous student responses to teacher questions. We cannot predict whether this pending patent application will result in an issued patent that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of our products and services will be protected by any patent or patent application.

We also pursue the registration of our domain names, trademarks and service marks in the United States and in jurisdictions outside the United States. However, third parties may knowingly or unknowingly infringe on our trademark or service mark rights, third parties may challenge our trademark or service mark rights, and pending or future trademark or service mark applications may not be approved. In addition, effective trademark protection may not be available in every country in which we operate or intend to operate. In any or all cases, we may be required to expend significant time and expense to prevent infringement or enforce our rights.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries may not protect our proprietary rights to as great an extent as do the laws of the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property rights. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our solutions. In addition, we may in the future need to initiate litigation such as infringement or administrative proceedings, to protect our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

Our use of “open source” software could negatively affect our ability to offer our solutions and subject us to possible litigation.

A substantial portion of our cloud-based platform and our solutions incorporates so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us to offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

Individuals that appear in content hosted on our platform may claim violation of their rights.

Faculty and students that appear in video segments hosted on our platform may claim that proper assignments, licenses, consents and releases were not obtained for use of their likenesses, images or other contributed content. Our clients are contractually required to ensure that proper assignments, licenses, consents and releases are obtained for their course material, but we cannot know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy, and the laws governing faculty ownership of course content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by faculty and students could damage our reputation, regardless of whether such claims have merit.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause our stock price to decline.

Our quarterly operating results have historically fluctuated due to seasonality and changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•                  the timing of our costs incurred in connection with the launch of new programs and the delay in receiving revenue from these new programs, which delay may last for several years;

•                  seasonal variation driven by the semester schedules for our clients’ programs, which may vary from year to year;

•                  changes in the student enrollment and retention levels in our clients’ programs from one term to the next;

•                  changes in our key metrics or the methods used to calculate our key metrics;

•                  changes in our clients’ tuition rates;

•                  the timing and amount of our program marketing and sales expenses;

•                  costs necessary to improve and maintain our software platform; and

•                  changes in the prospects of the economy generally, which could alter current or prospective clients’ or students’ spending priorities, or could increase the time it takes us to launch new client programs.

Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our common stock to decline substantially.

An active, liquid and orderly trading market for our common stock may not develop and you could lose all or part of your investment.

Prior to commencement of trading on March 28, 2014, following our initial public offering there was no public market for shares of our common stock. The initial public offering price of our common stock was determined through negotiation with the underwriters. That price did not necessarily reflect the price at which potential investors in the market will be willing to buy and sell our shares of common stock in open market transactions. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•                  actual or anticipated variations in our operating results;

•                  changes in financial estimates by us or by any securities analysts who might cover our stock;

•                  conditions or trends in our industry;

•                  stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software and information technology industries;

•                  announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

•                  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•                  capital commitments;

•                  investors’ general perception of our company and our business;

•                  recruitment or departure of key personnel; and

•                  sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

If equity research analysts do not continue to publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or to continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of April 30, 2014, we had outstanding 40,212,605 shares of common stock outstanding. Of these shares, substantially all will be available for sale in the public market beginning September 24, 2014 following the expiration of lock-up agreements between the underwriters and our officers, directors, holders of much of our outstanding common stock. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we filed a Registration Statement on Form S-8 registering the issuance of 8,607,892 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this Registration Statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144.

Additionally, the holders of an aggregate of 29,326,965 shares of our common stock and 83,818 shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control is considered favorable by you and other stockholders. For example, our board of directors will have the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders.

An issuance of shares of preferred stock may result in the loss of voting control to other stockholders, which could delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected.

Our charter documents will also contain other provisions that could have an anti-takeover effect, including:

•                  only one of our three classes of directors will be elected each year;

•                  stockholders will not be entitled to remove directors other than by a 66 2/3% vote and only for cause;

•                  stockholders will not be permitted to take actions by written consent;

•                  stockholders will not be permitted to call a special meeting of stockholders; and

•                  stockholders will be required to give us advance notice of their intention to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 60% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2015, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, in connection with the audit of our financial statements for the years ended December 31, 2011, 2012 and 2013, our independent registered public accounting firm identified a material weakness in the design and operation of our control over financial reporting, which is described in more detail in the next risk factor. In addition, our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, or if other material weaknesses exist in the future, the accuracy and timing of our financial reporting may be compromised.

In conducting its audit of our consolidated financial statements as of and for the year ended December 31, 2013, our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that together constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The unremediated material weakness identified specifically relates to inadequacy in the segregation of duties in our accounting processes and our monitoring controls. Accordingly, our internal control over financial reporting was not designed or operating effectively. As a result, there were adjustments required in connection with closing our books and records and preparing our financial statements as of and for the years ended December 31, 2011 and 2012, but there were no adjustments required in connection with closing our books and records and preparing our financial statements as of and for the year ended December 31, 2013. We cannot assure you that we have identified all of our existing material weaknesses.

In response to the identified material weakness, we are in the process of implementing procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. For example, we have expanded our in-house accounting and finance resources, including hiring ten experienced employees in this function since April 2012, including our Chief Financial Officer. We have also implemented enhanced review procedures, begun a comprehensive documentation of our internal controls and procedures and implemented more formal procedures for the evaluation of non-routine judgments and estimates. In addition, during 2014 we expect to formalize roles and responsibilities within our accounting and finance function, expand our monitoring controls, implement a business process and internal controls management function and complete the documentation of our internal controls and procedures.

Despite our efforts, we have not yet remediated our material weakness, and there is no assurance that we will be able to remediate the material weakness in a timely manner, or at all. Additionally, we cannot guarantee that, in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness identified are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NASDAQ Global Select Market, and could adversely affect our reputation, results of operations and financial condition.

We will have broad discretion in the use of proceeds we received from our initial public offering and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of proceeds from our initial public offering. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. We expect to use the net proceeds to us from our initial public offering for program marketing and sales expenses to drive new student enrollments in our clients’ programs, technology and content development expenses to support those programs and ongoing spending on services and support. Our failure to apply the net proceeds of our initial public offering effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You do not have the opportunity to influence our decisions on how to use our net proceeds from the initial public offering.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our existing credit facility preclude, and the terms of any future debt agreements is likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We will incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we will incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NASDAQ Global Select Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2014, our Registration Statement on Form S-1 (File No. 333-194079) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 8,626,377 shares of common stock at a price of $13.00 per share. In addition, selling stockholders, including certain of our officers and directors, sold in our initial public offering an aggregate of 1,610,075 shares of common stock. The offering commenced on March 28, 2014 and did not terminate before all the securities registered in the Registration Statement were sold. Goldman Sachs & Co. and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering. Needham & Company, LLC, Oppenheimer & Co. Inc., and Pacific Crest Securities LLC acted as co-managers. On April 2, 2014, we closed the sale of such securities, resulting in net proceeds to us of approximately $100.4 million after deducting underwriting discounts and commissions of $7.8 million and other offering expenses of approximately $3.9 million. We did not receive any proceeds from the sale of shares in our initial public offering by the selling stockholders. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description of the Document
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Amended and Restated Bylaws of the Registrant.
10.1	Summary of Non-Employee Director Compensation.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of 2U, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of 2U, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer of 2U, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of 2U, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from 2U Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2014, (iii) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

(1)                                 Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36376), filed with the Commission on April 4, 2014, and incorporated by reference herein.

(2)                                 Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36376), filed with the Commission on April 4, 2014, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

May 12, 2014	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 12, 2014	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer