Form 10-Q
period 2014-06-30
2U, Inc.
filed 2014-08-06
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of August 4, 2014, there were 40,266,479 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	June 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,012	$104,762
Accounts receivable, net	1,835	655
Advance to clients, current	581	—
Prepaid expenses	1,763	2,773
Total current assets	11,191	108,190
Property and equipment, net	5,231	5,741
Capitalized content development costs, net	8,904	11,034
Advance to clients, non-current	—	1,150
Other non-current assets	3,326	1,745
Total assets	$28,652	$127,860
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,089	$4,085
Accrued expenses and other current liabilities	12,025	13,326
Deferred revenue	1,266	12,396
Refunds payable	1,831	2,027
Total current liabilities	20,211	31,834
Rebate reserve	1,571	1,566
Other non-current liabilities	847	642
Total liabilities	22,629	34,042
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible Series A preferred stock, $0.001 par value, 10,033,976 shares authorized, issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of June 30, 2014	12,384	—
Redeemable convertible Series B preferred stock, $0.001 par value, 5,057,901 shares authorized, issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of June 30, 2014	22,210	—
Redeemable convertible Series C preferred stock, $0.001 par value, 4,429,601 shares authorized, issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of June 30, 2014	32,405	—
Redeemable convertible Series D preferred stock, $0.001 par value, 4,069,352 shares authorized, 3,979,730 shares issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of June 30, 2014	31,048	—
Total redeemable convertible preferred stock	98,047	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 0 shares authorized, issued and outstanding as of December 31, 2013; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2014	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 7,629,133 shares issued and outstanding as of December 31, 2013; 200,000,000 shares authorized, 40,259,230 shares issued and outstanding as of June 30, 2014	8	40
Additional paid-in capital	7,817	211,272
Accumulated deficit	(99,849)	(117,494)
Total stockholders’ equity (deficit)	(92,024)	93,818
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$28,652	$127,860

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$18,691	$24,744	$37,825	$51,076
Costs and expenses:
Servicing and support	5,656	7,000	10,674	13,248
Technology and content development	4,596	5,818	7,831	11,492
Program marketing and sales	13,695	16,710	25,465	31,951
General and administrative	3,654	5,708	6,525	11,144
Total costs and expenses	27,601	35,236	50,495	67,835
Loss from operations	(8,910)	(10,492)	(12,670)	(16,759)
Other income (expense):
Interest expense	5	(134)	13	(918)
Interest income	10	31	16	32
Total other income (expense)	15	(103)	29	(886)
Loss before income taxes	(8,895)	(10,595)	(12,641)	(17,645)
Income tax expense	—	—	—	—
Net loss	(8,895)	(10,595)	(12,641)	(17,645)
Preferred stock accretion	(87)	(2)	(174)	(89)
Net loss attributable to common stockholders	$(8,982)	$(10,597)	$(12,815)	$(17,734)
Net loss per share attributable to common stockholders, basic and diluted	$(1.21)	$(0.27)	$(1.73)	$(0.75)
Weighted average common shares outstanding, basic and diluted	7,398,059	39,304,884	7,392,129	23,588,330

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	7,629,133	$8	$7,817	$(99,849)	$(92,024)
Exercise of stock options	464,803	—	1,023	—	1,023
Grant of common stock	5,000	—	55	—	55
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	3,239	—	3,239
Conversion of redeemable convertible preferred stock to common stock	23,501,208	23	98,113	—	98,136
Conversion of Series D warrant to common stock warrant	—	—	821	—	821
Issuance of common stock from initial public offering, net of issuance costs	8,626,377	9	100,293	—	100,302
Exercise of warrants to purchase common stock	32,709	—	—	—	—
Net loss	—	—	—	(17,645)	(17,645)
Balance, June 30, 2014	40,259,230	$40	$211,272	$(117,494)	$93,818

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities
Net loss	$(12,641)	$(17,645)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,942	2,646
Stock-based compensation expense	1,068	3,239
Change in the fair value of the Series D redeemable convertible preferred stock warrant prior to conversion	(13)	695
Changes in operating assets and liabilities:
Accounts receivable, net	(924)	1,180
Advances to clients	—	(569)
Prepaid expenses	(1,020)	(1,010)
Other assets	19	662
Accounts payable	(35)	(773)
Accrued expenses and other current liabilities	2,417	1,921
Deferred revenue	7,835	11,130
Refunds payable	173	196
Rebate reserve	44	(5)
Other liabilities	19	(25)
Net cash (used in) provided by operating activities	(1,116)	1,642
Cash flows from investing activities
Expenditures for property and equipment	(1,668)	(1,720)
Capitalized content development cost expenditures	(2,045)	(3,476)
Other investing activities	—	(21)
Net cash used in investing activities	(3,713)	(5,217)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	100,302
Proceeds from exercise of stock options	69	1,023
Repurchase of common shares	(149)	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	4,994	—
Net cash provided by financing activities	4,914	101,325
Net increase in cash and cash equivalents	85	97,750
Cash and cash equivalents, beginning of period	25,190	7,012
Cash and cash equivalents, end of period	$25,275	$104,762
Supplemental disclosure of non-cash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$174	$89
Accrued capital expenditures	242	278
Deferred offering costs included in accounts payable and accrued expenses	—	144
Common stock granted in exchange for consulting services received	—	55

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity (deficit) and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013, which are included in the Company’s prospectus (the “Prospectus”) filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, with the Securities and Exchange Commission on March 28, 2014.

There have been no changes to our significant accounting policies described in the Prospectus that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Initial Public Offering

On April 2, 2014, the Company closed the initial public offering of its common stock (“IPO”) in which the Company issued and sold 8,626,377 shares of its common stock, including the partial exercise of the underwriters’ over-allotment option, at an issuance price of $13.00 per share. The Company received net proceeds of $100.3 million after deducting underwriting discounts and commissions of $7.8 million and other offering expenses of approximately $4.0 million. Upon the closing of the IPO, all shares of the then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of April 2, 2014. In addition, the outstanding Series D warrants automatically converted into warrants to purchase common stock, and the preferred stock warrant liability of $0.8 million as of April 2, 2014 was reclassified to additional paid-in capital.

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

U.S. GAAP provides for a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The fair value hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

· Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

· Level 2 — Observable inputs, other than quoted prices in active markets, that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

· Level 3 — Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Prior to converting to common stock warrants upon the closing of the IPO on April 2, 2014, the Company used an option pricing model to determine the fair value of the Series D redeemable convertible preferred stock warrants. The valuation required the input of subjective assumptions, including the risk-free interest rate, the value of the underlying securities and the expected stock price volatility. The risk-free interest rate assumption was based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the warrants. The expected stock price volatility assumption was based on historical volatilities for publicly traded stock of comparable companies over the term of the warrants. The value of the underlying securities assumption was based upon the market price of the Company’s common stock as the redeemable convertible preferred stock warrants became convertible into shares of common stock upon closing of the IPO.

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

The Company has two contracts with the same university that accounted for an aggregate of 68% and 54% of its revenue for the three months ended June 30, 2013 and 2014, respectively, and an aggregate of 71% and 58% of its revenue for the six months ended June 30, 2013 and 2014, respectively. Additionally, the Company has a contract with another university that accounted for approximately 18% and 16% of its revenue for the three months ended June 30, 2013 and 2014, respectively, and an aggregate of 17% and 16% of its revenue for the six months ended June 30, 2013 and 2014, respectively.

An aggregate of 51% and 32% of the Company’s accounts receivable were from one university as of December 31, 2013 and June 30, 2014, respectively. Additionally, another university represented an aggregate of 3% and 31% of accounts receivable as of December 31, 2013 and June 30, 2014, respectively.

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

The Company develops content on a course-by-course basis in conjunction with the faculty for each client program. The clients and their faculty generally provide course outlines in the form of the curriculum, required textbooks, case studies and other reading materials, as well as presentations that are typically used in the on-campus setting. The Company is then responsible for, and incurs all of the expenses related to, the conversion of the materials provided by each client into a format suitable for delivery through the Company’s cloud-based technology platform.

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

Other Non-Current Assets

Other non-current assets consist primarily of deferred financing costs which were incurred by the Company directly in connection with obtaining its revolving line of credit. These deferred financing costs are amortized over a useful life equal to the term of the underlying line of credit. Additional other non-current assets consist of intangible assets associated with the Company’s registered domain names and security deposits on leased office facilities. Until April 2, 2014, other non-current assets also consisted of costs the Company deferred which were incurred directly in connection with its IPO.

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

Rebate Reserve

The Company has recorded a rebate reserve liability that results from having offered students who first enrolled in a specific Master of Arts in Teaching program between April 2009 and June 2011 a rebate if they complete their degree and teach in a designated low-income school district for five consecutive years within the first six years after graduation. The Company accounts for the rebate reserve as a contingent sales incentive and has recorded a rebate reserve liability to recognize the obligation to rebate amounts to students who satisfactorily complete the rebate requirements.

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

Basic and Diluted Loss per Common Share

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s redeemable convertible preferred stock (prior to their conversion to common shares) were entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders, and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the ‘‘if-converted’’ method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or ‘‘if-converted’’) as its diluted net income per share during the period. Due to net losses for the three- and six-month periods ended June 30, 2013 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which is effective for interim or annual periods beginning after December 15, 2013. This guidance provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. The Company adopted this new guidance on January 1, 2014 and the adoption did not have a material impact on the Company’s financial condition, results of operations or disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (‘‘CODM’’) for purposes of allocating resources and evaluating financial performance. The Company’s CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment. The Company offers similar services to substantially all of its clients, which represent well-recognized nonprofit colleges and universities in the United States.

Substantially all assets were held and all revenue was generated in the United States during all periods presented.

3.                                      Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Balance as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,357	$3,357	$—	$—
Liabilities:
Series D redeemable convertible preferred stock warrants	$126	$—	$—	$126

	Balance as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$80,930	$80,930	$—	$—

In order to determine the fair value of the Series D redeemable convertible preferred stock warrants, the Company used an option pricing model. The valuation required the input of subjective assumptions, including the risk-free interest rate, the value of the underlying securities and the expected stock price volatility. The risk-free interest rate assumption was based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the warrants. The expected stock price volatility assumption was based on historical volatilities for publicly traded stock of comparable companies over the term of the warrants.

4.                                      Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Internally-developed software	$5,516	$6,569
Computer hardware	2,082	2,254
Furniture and office equipment	774	1,067
Leasehold improvements	1,494	1,707
Total	9,866	11,597
Accumulated depreciation	(4,635)	(5,856)
Property and equipment, net	$5,231	$5,741

Depreciation expense for the three months ended June 30, 2013 and 2014 was $0.5 million and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2014 was $0.9 million and $1.2 million, respectively.

5.                                      Capitalized Content Development Costs

Capitalized content development costs consisted of the following as of (in thousands):

	December 31, 2013	June 30, 2014
Capitalized content development costs	$11,816	$14,894
Capitalized content development costs in process	1,961	2,412
Accumulated amortization	(4,873)	(6,272)
Capitalized content development costs, net	$8,904	$11,034

The Company recorded amortization expense related to capitalized content development costs of $0.5 million and $0.7 million for the three months ended June 30, 2013 and 2014, respectively. The Company recorded amortization expense related to capitalized content development costs of $1.0 million and $1.4 million for the six months ended June 30, 2013 and 2014, respectively.

As of June 30, 2014, the estimated future amortization expense for the capitalized content development costs is as follows (in thousands):

2014	$1,450
2015	2,589
2016	2,117
2017	1,473
2018	903
Thereafter	90
Total	$8,622

6.                                      Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company secured a revolving line of credit for an aggregate borrowing base not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014; therefore, no amounts were outstanding as of June 30, 2014. The availability of this credit line is subject to the Company’s compliance with certain reporting and financial covenants. The Company is currently in compliance with all such covenants.

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

Operating Leases

The Company leases office facilities under non-cancelable operating leases in California, New York, Maryland, Missouri, North Carolina and Hong Kong. The Company also leases furniture and office equipment under non-cancelable leases. As of June 30, 2014, the future minimum lease payments (net of aggregate expected sublease payments of $0.5 million) were as follows (in thousands):

2014	$1,258
2015	2,384
2016	2,425
2017	1,922
2018	1,250
Thereafter	739
Total future minimum lease payments	$9,978

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million and $0.6 million as of December 31, 2013 and June 30, 2014, respectively.

Total net rent expense was $0.6 million for each of the three-month periods ended June 30, 2013 and 2014. Total net rent expense for the six-month periods ended June 30, 2013 and 2014 was $1.0 million and $1.3 million, respectively.

7.                                      Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely to occur, than not. At December 31, 2013, the Company had federal net operating loss (‘‘NOL’’) carryforwards of approximately $86.0 million, which expire between 2029 and 2033. At December 31, 2013, the Company had individual state net operating loss carryforwards up to $73.1 million, which expire between 2021 and 2033. For financial reporting purposes, a full valuation allowance has been established to offset the net deferred tax assets. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, a certain portion of the above NOLs may be subject to Internal Revenue Code Section 382 limitations, which may limit their future use. The Company has experienced a number of transactions which could lead to a limitation of its NOLs under Section 382 of the Internal Revenue Code. The Company intends to complete a study regarding this limitation in the next nine months. It is reasonably possible that the results of the study will reduce the reported net operating losses and other deferred tax assets.

The Company determines its annual effective tax rate for the full fiscal year and applies that rate to its income before income taxes in determining its provision for income taxes for interim periods. The Company also records discrete items in each respective period as appropriate. The Company’s effective tax rate for the three and six months ended June 30, 2013 and 2014 was 0%.

The Company permanently reinvests cumulative undistributed earnings of its subsidiary in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the United States. As of December 31, 2013 and June 30, 2014, the undistributed earnings of the Company’s subsidiary were not material.

The Company applies the provisions of ASC 740-10 to uncertain tax positions. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon settlement. The Company did not identify any tax positions that would be required for inclusion in the financial statements. As of June 30, 2014, the Company had not made any changes to its tax positions since December 31, 2013.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and June 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Each of the purchase prices per share above excludes the cost of issuance. Any costs incurred in connection with the issuance of the various classes of preferred stock have been recorded as a reduction of the carrying amount of the preferred stock and were accreted through a charge to additional paid-in capital through April 2, 2014.

Summary of Activity

The following table presents a summary of activity for the redeemable convertible preferred stock issued and outstanding for the periods presented below (in thousands):

	Redeemable Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance, December 31, 2013	$12,384	$22,210	$32,405	$31,048	$98,047
Accretion of issuance costs on redeemable convertible preferred stock	36	36	12	5	89
Conversion of preferred stock into common stock	(12,420)	(22,246)	(32,417)	(31,053)	(98,136)
Balance, June 30, 2014	$—	$—	$—	$—	$—

Upon closing of the Company’s IPO on April 2, 2014, all outstanding shares of redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock.

9.                                      Common Stock and Preferred Stock Reserved for Future Issuance

Immediately upon the closing of the IPO on April 2, 2014, the Company’s certificate of incorporation was amended and restated to, among other things, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2014, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At June 30, 2014, the Company had reserved a total of 8,278,545 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	6,388,908
Possible future issuance under stock option plans	888,247
Outstanding restricted stock units	1,001,390
Total common shares reserved for future issuance	8,278,545

10.                               Warrants

In connection with the line of credit secured in April 2012, the Company issued a warrant to purchase 12,797 shares of the Company’s Series D redeemable convertible preferred stock with an exercise price of $7.81 per share and an expiration date in 2022. The warrant was valued at $74 thousand on the date of grant and at $19 thousand as of December 31, 2013.

In connection with the line of credit secured in December 2013, the Company issued a warrant to purchase 71,021 shares of the Company’s Series D redeemable convertible preferred stock with an exercise price of $7.81 per share and an expiration date in 2023. The warrant was valued at $107 thousand as of December 31, 2013.

As of December 31, 2013, each of the Series D warrants were classified as a liability in the accompanying unaudited condensed consolidated balance sheets and adjusted to fair value due to the fact that they were exercisable into redeemable convertible preferred securities.

Upon the closing of the Company’s IPO on April 2, 2014, the warrants to purchase Series D redeemable convertible preferred stock automatically converted into warrants to purchase common stock and the liability at its then fair value of $821 thousand was reclassified to additional paid-in capital. Prior to April 2, 2014, the inputs to the fair value model for the warrants were considered Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures, and all changes in the fair value of the warrants were recorded as a component of interest expense. The Company recorded reductions of interest expense of $5 thousand and $13 thousand for the three and six months ended June 30, 2013, respectively, related to the fair value adjustment of the warrants. The Company recorded interest expense of $7 thousand and $695 thousand for the three and six months ended June 30, 2014, respectively, related to the fair value adjustment of the warrants, which represents a non-cash financing activity for purposes of the condensed consolidated statement of cash flows.

On May 22, 2014, the holder of the warrants issued a notice of exercise to the Company to purchase 83,818 shares of common stock. In lieu of payment of the exercise price, the Company withheld from issuance a number of shares equal to the full exercise price divided by the price per share of the Company’s common stock as measured on a volume weighted average price basis over the 10-day trading period immediately prior to May 22, 2014. Consequently, the exercise of the warrants resulted in the issuance of 32,709 shares of the Company’s common stock to the holder of the warrants, which represents a non-cash financing activity for purposes of the condensed consolidated statement of cash flows.

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

The Company’s stock-based compensation expense included in the unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Servicing and support	$101	$401	$193	$614
Technology and content development	40	226	63	309
Program marketing and sales	52	218	90	321
General and administrative	439	1,199	722	1,995
Total stock-based compensation expense	$632	$2,044	$1,068	$3,239

A total of 2,800,000 shares of the Company’s common stock are reserved for issuance pursuant to the 2014 Plan. In addition, the shares to be reserved for issuance under the 2014 Plan will include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors.

The following is a summary of the option activity:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2013	5,883,885	$3.53	7.45	$36,884
Granted	1,284,191	11.12	9.31
Exercised	(464,803)	2.20	5.68
Forfeited	(314,365)	2.94
Expired	—	—
Outstanding balance at June 30, 2014	6,388,908	5.18	7.66	74,288
Exercisable at June 30, 2014	3,070,133	2.47	6.38	44,031
Vested and expected to vest at June 30, 2014	6,084,304	5.02	7.59	71,731

Total compensation cost related to the nonvested awards not yet recognized as of June 30, 2014 was $14.2 million and will be recognized over a weighted average period of approximately 2.7 years.

The aggregate intrinsic value of the employee options exercised during the six months ended June 30, 2014 was $6.8 million.

12.                               Net Loss per Share

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2013	2014
Redeemable convertible preferred stock:
Series A	10,033,976	—
Series B	5,057,901	—
Series C	4,429,601	—
Series D	3,979,730	—
Warrants to purchase Series D redeemable convertible preferred stock	12,797	—
Stock options	5,604,989	6,388,908
Restricted stock units	—	1,001,390

Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Numerator (in thousands):
Net loss attributable to common stockholders	$(8,982)	$(10,597)	$(12,815)	$(17,734)
Denominator:
Weighted-average common shares outstanding, basic and diluted	7,398,059	39,304,884	7,392,129	23,588,330
Net loss per share attributable to common stockholders, basic and diluted	$(1.21)	$(0.27)	$(1.73)	$(0.75)

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

We are currently engaged by eight well-recognized colleges and universities to enable 12 graduate programs that have launched and in which students have enrolled. The first of our clients’ programs was launched in 2009. One additional program launched in 2010 with two more commencing in 2011. In 2013, our clients launched five new programs. An additional three programs launched in 2014 and one additional program with an existing client is scheduled to commence later in 2014. A dual degree between an additional university client and one of our existing clients is also scheduled to launch later in 2014, and we have contracted with three additional universities to enable four new graduate programs that we expect to launch in 2015. Our client contracts generally have initial terms between 10 and 15 years in length, and, since our inception, all of the clients that have engaged us remain active.

A significant percentage of our annual revenue is related to students returning to our clients’ programs after their first semester. In the six month period ended June 30, 2014, 89% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the quarter. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

We believe our business strategy will continue to offer significant opportunities for growth, but it also presents a number of risks and challenges. In particular, to remain competitive, we will need to continue to innovate in a rapidly changing landscape for the application of technology like ours to the delivery of higher education. As described above, we have added, and we intend to continue to add, degree programs in a number of new academic disciplines each year, as well as to expand the delivery of existing degree programs to new clients. To do so, we will need to convince new clients as to the quality and value of our SaaS solutions, cost-effectively identify qualified students for our clients’ programs and help our clients retain those students once enrolled. We must also be able to successfully execute our business strategy while navigating constantly changing higher education laws and regulations applicable to our clients and, in some cases to ourselves, particularly the incentive compensation rule that prohibits making incentive payments related to student acquisition. We seek to ensure that addressing all of these risks and challenges does not divert our management’s attention from continuing to build on the strengths that we believe have driven the growth of our business over the last several years. We believe our focus on delivering a differentiated technology platform, maintaining the integrity of our clients’ educational brands and providing exceptional, white glove service to our clients will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

Our Business Model

The key elements of our business model are described below.

Revenue Drivers

Substantially all of our revenue is derived from revenue-share arrangements with our clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in their programs. Accordingly, the primary driver of our revenue growth is the number of student course enrollments in our clients’ programs. This in turn is influenced primarily by three factors:

·                  our ability to increase the number of programs offered by our clients, either by adding new clients or by expanding the number of client programs;

·                  our ability to identify and acquire prospective students for our clients’ programs; and

·                  our ability, and that of our clients, to retain the students who enroll in their programs.

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, launched in 2009 and 2010. For the three months ended June 30, 2013 and 2014, 68% and 54%, respectively, of our revenue was derived from these two programs. For the six months ended June 30, 2013 and 2014, 71% and 58%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

Additionally, the Company has a contract with another university that accounted for approximately 18% and 16% of its revenue for the three months ended June 30, 2013 and 2014, respectively, and 17% and 16% of its revenue for the six months ended June 30, 2013 and 2014, respectively.

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

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, we discuss revenue and the components of operating loss in the section below entitled ‘‘— Components of Operating Results.’’ Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as platform revenue retention rate and full course equivalent enrollments in our clients’ programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Platform revenue retention rate	138.2%	113.5%	141.8%	117.3%
Number of programs included in comparison (1)	4	6	4	4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Full course equivalent enrollments in our clients’ program	6,950	9,331	14,600	19,140
Average revenue per full course equivalent enrollment in our clients’ programs	$2,689	$2,652	$2,591	$2,669

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

Our use of adjusted EBITDA has limitation as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are:

·                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

·                  adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

·                  adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

·                  adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

·                  other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(8,895)	$(10,595)	$(12,641)	$(17,645)
Adjustments:
Interest expense	(5)	134	(13)	918
Interest income	(10)	(31)	(16)	(32)
Depreciation and amortization expense	1,016	1,363	1,942	2,646
Stock-based compensation expense	632	2,044	1,068	3,239
Total adjustments	1,633	3,510	2,981	6,771
Adjusted EBITDA (loss)	$(7,262)	$(7,085)	$(9,660)	$(10,874)

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

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of December 31, 2013 and June 30, 2014, 323 and 316 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

The following table details the components of our revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Net program proceeds	$18,907	$24,960	$38,169	$51,495
Rebates	(24)	8	(44)	5
Refunds	(219)	(225)	(354)	(434)
Other	27	1	54	10
Revenue	$18,691	$24,744	$37,825	$51,076

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

General and administrative. General and administrative expense consists primarily of compensation costs for employees in our executive, administrative, finance and accounting, legal, strategy and human resources functions. Additional expenses include external legal, accounting and other professional fees, telecommunications charges and other corporate costs such as insurance and travel that are not related to another function.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit and convertible notes prior to their conversion and changes in our preferred stock warrant liability as a result of changes in the fair value of such warrants (through April 2, 2014).

The fair value of our preferred stock warrant liability was reassessed at the end of each reporting period and any increase in fair value was recognized in other expense, while any decrease in fair value was recognized in other income. Upon completion of our initial public offering, the preferred stock warrants automatically became warrants to purchase common stock. At that time, we reclassified the preferred stock warrant liability to additional paid-in capital and no further changes in fair value will be recognized in other income or expense.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three- and six-month periods ended June 30, 2013 and 2014.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. Our significant accounting policies are described in Note 2 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2014, there were no material changes to our critical accounting policies and estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 2 in the “Notes to our Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2014

The following table sets forth selected unaudited condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,
	2013		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$18,691	100.0%	$24,744	100.0%	$6,053	32.4%
Costs and expenses:
Servicing and support	5,656	30.3	7,000	28.3	1,344	23.8
Technology and content development	4,596	24.6	5,818	23.5	1,222	26.6
Program marketing and sales	13,695	73.3	16,710	67.5	3,015	22.0
General and administrative	3,654	19.5	5,708	23.1	2,054	56.2
Total costs and expenses	27,601	147.7	35,236	142.4	7,635	27.7
Loss from operations	(8,910)	(47.7)	(10,492)	(42.4)	(1,582)	17.7
Other income (expense):
Interest expense	5	0.0	(134)	(0.5)	(139)	(2,649.3)
Interest income	10	0.1	31	0.1	21	209.9
Total other income (expense)	15	0.1	(103)	(0.4)	(118)	(781.6)
Net loss	$(8,895)	(47.6)%	$(10,595)	(42.8)%	$(1,700)	19.1

Revenue. Revenue increased by $6.0 million, or 32.4%, from $18.7 million for the three months ended June 30, 2013 to $24.7 million for the three months ended June 30, 2014. Of the increase, $2.2 million was primarily attributable to increased period-over-period full course equivalent enrollments in the four client programs launched prior to January 1, 2013. Full course equivalent enrollments in the new client programs that launched after January 1, 2013 resulted in additional revenues of $3.8 million.

Servicing and support. Servicing and support costs increased by $1.3 million, or 23.8%, from $5.7 million for the three months ended June 30, 2013 to $7.0 million for the same period of 2014. This increase was due primarily to a $0.8 million increase in compensation costs and a $0.2 million increase in travel expenses as we increased our headcount in this area by 28% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.3 million was primarily attributable to increased costs for facilitating in-program field placements and student support services. As a percentage of revenue, servicing and support costs decreased from 30.3% for the three months ended June 30, 2013 to 28.3% for the same period of 2014, as client programs continued to mature and greater operational efficiencies were achieved.

Technology and content development. Technology and content development costs increased by $1.2 million, or 26.6%, from $4.6 million for the three months ended June 30, 2013 to $5.8 million for the same period of 2014. This was due primarily to a $0.6 million increase in compensation costs, net of capitalized amounts for software and content development, as we increased our headcount in this area by 30% to support additional client program launches and scaling of existing client programs. Further, an increase of $0.3 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. The remaining increase of $0.3 million was attributable to increased costs for telecommunication, travel and other expenses. As a percentage of revenue, technology and content development costs decreased from 24.6% for the three months ended June 30, 2013 to 23.5% for the same period of 2014, due primarily to our increased revenue.

Program marketing and sales. Program marketing and sales expense increased by $3.0 million, or 22.0%, from $13.7 million for the three months ended June 30, 2013 to $16.7 million for the same period of 2014. This increase was due primarily to a $1.7 million increase in compensation costs and a $0.5 million increase in travel expenses, as we increased our headcount in this area by 39% to acquire students for, and drive revenue growth in, new client programs. Additionally, lead generation costs increased by a total of $1.0 million, while other general program marketing and sales expenses, including advertising research, printing, public relations and advertisement hosting fees, decreased by a total of $0.2 million, as we achieved efficiencies in our program marketing efforts to acquire students for our clients’ programs. As a percentage of revenue, program marketing and sales expense decreased from 73.3% for three months ended June 30, 2013 to 67.5% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

General and administrative. General and administrative expense increased by $2.0 million, or 56.2%, from $3.7 million for the three months ended June 30, 2013 to $5.7 million for the same period of 2014. Increased wages and payroll taxes of $0.6 million, and increased bonus expense of $0.2 million, were driven primarily by a 30% increase in general and administrative headcount as we prepared for our initial public offering and to operate as a public company. Stock option expense increased by $0.8 million due to additional equity grants and the increased value of our common shares. Further, legal, accounting and other professional fees increased by $0.3 million, also in preparation to operate as a public company, and travel and other general and administrative expense increased by $0.1 million, driven by the increase in headcount. As a percentage of revenue, general and administrative expense increased from 19.5% for the three months ended June 30, 2013 to 23.1% compared to the same period of 2014.

Comparison of Six Months Ended June 30, 2013 and 2014

The following table sets forth selected unaudited condensed consolidated statements of operations data for each of the periods indicated.

	Six Months Ended June 30,
	2013		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$37,825	100.0%	$51,076	100.0%	$13,251	35.0%
Costs and expenses:
Servicing and support	10,674	28.2	13,248	25.9	2,574	24.1
Technology and content development	7,831	20.7	11,492	22.5	3,661	46.8
Program marketing and sales	25,465	67.3	31,951	62.6	6,486	25.5
General and administrative	6,525	17.3	11,144	21.8	4,619	70.8
Total costs and expenses	50,495	133.5	67,835	132.8	17,340	34.3
Loss from operations	(12,670)	(33.5)	(16,759)	(32.8)	(4,089)	32.3
Other income (expense):
Interest expense	13	0.0	(918)	(1.8)	(931)	(7,109.1)
Interest income	16	0.1	32	0.1	16	97.1
Total other income (expense)	29	0.1	(886)	(1.7)	(915)	(3,128.4)
Net loss	$(12,641)	(33.4)%	$(17,645)	(34.5)%	$(5,004)	39.6

Revenue. Revenue increased by $13.3 million, or 35.0%, from $37.8 million for the six months ended June 30, 2013 to $51.1 million for the six months ended June 30, 2014. Of the increase, $6.5 million was primarily attributable to increased period-over-period full course equivalent enrollments in the four client programs launched prior to January 1, 2013. Full course equivalent enrollments in the new client programs that launched during 2013 and 2014 resulted in additional revenues of $6.3 million and $0.5 million, respectively.

Servicing and support. Servicing and support costs increased by $2.5 million, or 24.1%, from $10.7 million for the six months ended June 30, 2013 to $13.2 million for the same period of 2014. This increase was due primarily to a $1.7 million increase in compensation costs and a $0.3 million increase in travel expenses as we increased our headcount in this area by 29% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.5 million was primarily attributable to increased costs for facilitating in-program field placements and student support services. As a percentage of revenue, servicing and support costs decreased from 28.2% for the six months ended

June 30, 2013 to 25.9% for the same period of 2014, as client programs continued to mature and greater operational efficiencies were achieved.

Technology and content development. Technology and content development costs increased by $3.7 million, or 46.8%, from $7.8 million for the six months ended June 30, 2013 to $11.5 million for the same period of 2014. This was due primarily to a $1.6 million increase in compensation costs, net of capitalized amounts for software and content development, as we increased our headcount in this area by 40% to support additional client program launches and scaling of existing client programs. Additionally, in support of our business expansion, costs related to external technology consulting increased $0.7 million and costs related to our cloud-based server usage increased by $0.4 million. Further, an increase of $0.6 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. The remaining increase of $0.4 million was attributable to increased costs for telecommunication, travel and other expenses. As a percentage of revenue, technology and content development costs increased from 20.7% for the six months ended June 30, 2013 to 22.5% for the same period of 2014, as additional client programs launched and we began to incur expenses in anticipation of the revenue we expect to generate through these new programs.

Program marketing and sales. Program marketing and sales expense increased by $6.5 million, or 25.5%, from $25.5 million for the six months ended June 30, 2013 to $32.0 million for the same period of 2014. This increase was due primarily to a $3.4 million increase in compensation costs and a $0.5 million increase in travel expenses, as we increased our headcount in this area by 35% to acquire students for, and drive revenue growth in, new client programs. Additionally, lead generation costs increased by a total of $2.5 million, while other general program marketing and sales expenses, including advertising research, printing, public relations and advertisement hosting fees, increased by a total of $0.1 million. As a percentage of revenue, program marketing and sales expense decreased from 67.3% for six months ended June 30, 2013 to 62.6% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

General and administrative. General and administrative expense increased by $4.6 million, or 70.8%, from $6.5 million for the six months ended June 30, 2013 to $11.1 million for the same period of 2014. Increased wages and payroll taxes of $1.0 million, and increased bonus expense of $0.6 million, were driven primarily by a 20% increase in general and administrative headcount as we prepared for our initial public offering and to operate as a public company. Stock option expense increased by $1.3 million due to additional equity grants and the increased value of our common shares. Further, legal, accounting and other professional fees increased by $0.8 million, also in preparation to operate as a public company, and travel and other general and administrative expense increased by $0.2 million, driven by the increase in headcount. As a percentage of revenue, general and administrative expense increased from 17.3% for the six months ended June 30, 2013 to 21.8% compared to the same period of 2014.

Interest expense. Interest expense increased by $0.9 million, from a reduction of expense of $13 thousand for the six months ended June 30, 2013 to an expense of $0.9 million for the same period of 2014. This increase was due primarily to a $0.9 million increase in the fair value of the Series D redeemable convertible preferred stock warrants resulting from an increase in the value of the underlying shares.

Liquidity and Capital Resources

Sources of Liquidity

From inception until the closing of our initial public offering on April 2, 2014, we funded our operations primarily through private placements of redeemable convertible preferred stock. We raised $31.5 million, $26.0 million and $5.0 million from the sale of redeemable convertible preferred stock in 2011, 2012 and 2013, respectively.

On December 31, 2013, we entered into a credit agreement with Comerica Bank under which we may borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank. Through June 30, 2014, we have borrowed and repaid in full $5.0 million under this facility. Under this revolving line of credit, we have the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, we may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, we may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if we repay such borrowed amounts before the end of the interest period.

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

On April 2, 2014, we closed our initial public offering in which we issued and sold 8,626,377 shares of common stock resulting in net proceeds of $100.3 million. Refer to Note 2 in the “Notes to our Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q for additional details.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,116)	$1,642
Investing activities	(3,713)	(5,217)
Financing activities	4,914	101,325

Operating Activities

For the six months ended June 30, 2013, net cash used in operating activities of $1.1 million consisted of an $8.5 million net cash inflow from changes in working capital and $3.0 million in non-cash items, reduced by a net loss of $12.6 million. The increase in cash resulting from changes in working capital consisted primarily of an increase in deferred revenue of $7.8 million and other net increases of $0.7 million. Non-cash items consisted primarily of depreciation and amortization expense of $1.9 million and non-cash stock compensation charges of $1.1 million.

For the six months ended June 30, 2014, net cash provided by operating activities of $1.6 million consisted of a $12.7 million net cash inflow from changes in working capital and $6.5 million in non-cash items, reduced by a net loss of $17.6 million. The increase in cash resulting from changes in working capital consisted primarily of an increase in deferred revenue of $11.1 million and a decrease in accounts receivable of $1.2 million as cash was received in advance of revenue being earned, and other net increases of $0.4 million. Non-cash items consisted primarily of non-cash stock compensation charges of $3.2 million, depreciation and amortization expense of $2.6 million and an increase of $0.7 million related to the change in the fair value of the Series D redeemable convertible preferred stock warrant prior to its conversion to additional paid-in capital upon the closing of the initial public offering.

Investing Activities

For the six months ended June 30, 2014, net cash used in investing activities was $5.2 million. The increase in cash used in investing activities during the six months ended June 30, 2014 compared to the same period in 2013 of $1.5 million related to increased expenditures for equipment, internally developed software and content development and primarily supported the enhanced platform functionality associated with new client program launches.

Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities of $4.9 million resulted primarily from the issuance of redeemable convertible preferred stock of $5.0 million and $0.1 million from the exercise of stock options. These proceeds were partially offset by $0.2 million used to repurchase shares of common stock from a former employee.

For the six months ended June 30, 2014, net cash provided by financing activities was $101.3 million, consisting primarily of $100.3 million in net proceeds from our initial public offering. In addition, we received net cash of $1.0 million from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2014, there were no material changes in our commitments under contractual obligations as disclosed in our Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments”.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may”, “might”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “objective”, “anticipate”, “believe”, “estimate”, “predict”, “project”, “potential”, “continue” and “ongoing”, or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

· trends in the higher education market and the market for online education, and expectations for growth in those markets;

· the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;

· the potential benefits of our solutions to clients and students;

· anticipated launch dates of new client programs;

· the predictability, visibility and recurring nature of our business model;

· our ability to acquire new clients and expand programs with existing clients, including in the international, undergraduate and doctoral markets;

· our ability to continue to acquire prospective students for our clients’ programs;

· our ability to affect or increase student retention in our clients’ programs;

· our growth strategy;

· the scalability of our platform;

· our expected expenses in future periods and their relationship to revenue;

· potential changes in regulations applicable to us or our clients; and

· the amount of time that we expect our cash balances and other available financial resources to be sufficient to fund our operations.

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

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our $37.0 million bank line of credit procured in December 2013. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. Through June 30, 2014, we have borrowed and repaid in full $5.0 million under this line of credit.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014 due to a material weakness in our internal controls over financial reporting that was identified in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011, 2012 and 2013 and is described in the following paragraphs.

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

In response to the identified material weakness, we are in the process of implementing procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. For example, we have expanded our in-house accounting and finance resources, including hiring more than ten experienced employees in this function since April 2012, including our Chief Financial Officer. We have also implemented enhanced review procedures, begun a comprehensive documentation of our internal controls and procedures, implemented a business process and internal controls management function and implemented more formal procedures for the evaluation of non-routine judgments and estimates. In addition, during the remainder of 2014 we expect to formalize roles and responsibilities within our accounting and finance function, expand our monitoring controls and complete the documentation of our internal controls and procedures.

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

We were incorporated in 2008 and launched our first client program in 2009. We are currently engaged by eight colleges and universities to enable 12 graduate programs that have launched and in which students have enrolled. Five of these programs launched in 2013 and three programs launched in 2014. We have one additional program with an existing client and a dual degree between an additional university client and one of our existing clients scheduled to commence later in 2014. We have also contracted with three additional universities to enable four new graduate programs that we expect to launch in 2015. As a result of our limited operating history, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry. If our assumptions regarding these risks and uncertainties are incorrect or change due to factors impacting our targeted markets, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We incurred net losses of $12.6 million and $17.6 million during the six months ended June 30, 2013 and 2014, respectively, and we had an accumulated deficit of $117.5 million as of June 30, 2014. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs and increase our program marketing and sales efforts to drive the acquisition of potential students in these programs. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

Our business depends heavily on the adoption by colleges and universities of online delivery of their programs and courses. If we fail to attract new colleges and universities as clients, our revenue growth and profitability may suffer.

The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities for their offering of degree programs online. In particular, to engage new clients, we need to convince nonprofit colleges and universities, many of which have been educating students in generally the same types of on-campus programs for hundreds of years, to invest significant time and resources to adjust the manner in which they teach students for an online degree program. The delivery of degree-granting programs online at leading nonprofit colleges and universities is nascent, and many administrators and faculty members have expressed concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and there can be no assurance that online programs of the kind we develop with our clients will ever achieve significant market acceptance.

Our financial performance depends heavily on our ability to acquire qualified potential students for our clients’ programs, and our ability to do so may be affected by circumstances beyond our control.

Building awareness of our clients’ programs is critical to our ability to acquire prospective students for our clients’ programs and generate revenue. A substantial portion of our expenses is attributable to program marketing and sales efforts dedicated to attracting potential students to our clients’ programs. Because we generate revenue based on a portion of the tuition that our clients collect from the students enrolled in their programs, it is critical to our success that we identify prospective students who meet our clients’ admissions criteria in a cost-effective manner, and that enrolled students remain active in our clients’ programs.

The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining student enrollment in our clients’ programs in a cost-effective manner or at all:

·                  Negative perceptions about online learning programs. As a non-traditional form of education delivery, our clients’ online degree programs will be subject to increased scrutiny by prospective students. Online learning programs that we or our competitors offer may not be successful or operate efficiently, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online programs in general are not an effective way to educate students, whether or not our clients’ programs achieve satisfactory performance, which could make it difficult for us to successfully attract prospective students for our clients’ programs. Students may be reluctant to enroll in online programs for fear that the learning experience may be substandard, that employers may be averse to hiring students who received their education online, or that organizations granting professional licenses or certifications may be reluctant to grant them based on degrees earned through online education.

·                  Ineffective program marketing efforts. We invest substantial resources in developing and implementing data-driven program marketing and sales strategies that focus on identifying the right potential student at the right time. Our program marketing efforts make substantial use of search engine optimization, paid search and custom website development and deployment. If our execution of this strategy proves to be inefficient or unsuccessful in generating a sufficient quantity of high quality prospective students, our revenue could be adversely affected.

·                  Damage to client reputation. Because we market a specific client degree program to potential students, the reputations of our clients are critical to our ability to enroll students. Many factors affecting our clients’ reputations are beyond our control and can change over time, including their academic performance and ranking among nonprofit educational institutions offering a particular degree program.

·                  Lack of interest in the degree offered by the program. We may encounter difficulties attracting qualified students for degree programs that are not highly desired or that are relatively new within their fields. Macroeconomic conditions beyond our control may diminish interest in employment in a field, and that could contribute to lack of interest in degrees in the disciplines offered by our clients.

·                  Our lack of control over our clients’ admissions decisions. Even if we are able to identity prospective students for a program, there is no guarantee that students will be admitted to that program. Our clients retain complete discretion in their admissions decisions, and any changes to admissions standards, or inconsistent application of admissions standards, could affect student enrollment and our ability to generate revenue.

·                  Inability of students to secure funding. Like traditional college and university students, many of the students in our clients’ programs rely heavily on the availability of third-party financing to pay for the costs of their educations, including tuition. This tuition assistance may include federal or private student loans, scholarships and grants, or benefits or reimbursement provided by the students’ employers. Any developments that reduce the availability of financial aid for higher education generally, or for our clients’ programs in particular, could impair students’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.

·                  General economic conditions. Student enrollment in our clients’ programs may be affected by changes in the U.S. economy and, to a lesser extent, by global economic conditions. An improvement in economic conditions in the United States and, in particular, an improvement in the U.S. unemployment rate, may reduce demand among potential students for higher educational services, as they may find adequate employment without additional education. Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor higher educational opportunities for their employees or discourage existing or potential students from pursuing higher education due to a perception that there are insufficient job opportunities, increased economic uncertainty or other factors, any of which could adversely impact our ability to attract qualified students to our clients’ programs. If one or more of these factors reduces student demand for our clients’ programs, enrollment could be negatively affected, our costs associated with student acquisition and retention could increase, or both, any of which could materially compromise our ability to grow our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to engage additional clients for new programs, which would negatively impact our ability to expand our business.

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

We primarily market degree programs to selective nonprofit colleges and universities, a market that is necessarily limited. The contracts we enter into with our clients generally contain limitations on our ability to contract with other institutions to offer the same degree program, and maintaining good relations with our clients may mean that we may be less likely to approach certain institutions that they regard as their direct competitors to offer similar programs, even if we are allowed to do so under our contracts. Moreover, because of the long-term nature of our client contracts, and because of the relationships of trust we strive to build with our current clients, we generally will not be able or willing to terminate our existing client relationships to pursue a competitive program with another college or university, even if it may prove to be more profitable to us. Instead, we may continue with a program that does not generate expected levels of revenue to us, or one from which we may not be able to fully recover the program marketing and sales expenses we incur in attracting students to enroll in the program, if, for example, the client limits enrollment in the program. As a result, the nature of our contracts and our relationships with our clients could restrict the overall revenue potential of our business.

Attracting new clients for the launch of new programs is complex and time-consuming. If we pursue unsuccessful client opportunities, we may forego more profitable opportunities and our operating results and growth would be harmed.

The process of identifying specific degree programs at the selective nonprofit colleges and universities that we believe will be a good fit for our platform, and then negotiating contracts with potential clients, is complex and time-consuming. Because of the initial reluctance on the part of some nonprofit colleges and universities to embrace a new method of delivering their education services and the complicated approval process within universities, our sales process to attract and engage a new client can be lengthy. Depending on the particular college or university, we may face resistance from university administrators or faculty members during the process.

The sales cycle for a new degree program often spans one year or longer. In addition, our sales cycle can vary substantially from program to program because of a number of factors, including the client’s approval processes or disagreements over the terms of our offerings. We spend substantial effort and management resources on our new program sales efforts without any assurance that our efforts will result in the launch of a new program. If we invest substantial resources pursuing unsuccessful program opportunities, we may forego other more profitable client relationships, which would harm our operating results and growth.

To launch a new program, we must incur significant expense in technology and content development, as well as program marketing and sales, to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.

To launch a new program, we must integrate our platform with the various student information and other operating systems our clients use to manage functions within their institutions. In addition, our content development staff must work closely with that client’s faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process of launching a new program is time-consuming and costly and, under our agreements with our clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue. Additionally, during the life of our client agreements, we are responsible for the costs associated with continued program marketing, maintaining our technology platform and providing non-academic and other support for students enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a client, and there is no guarantee that we will ever recoup these costs.

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

Our continued growth and profitability depends on our ability to successfully scale newly launched programs with our clients. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team and our technology and content development teams. If we cannot adequately train these new employees, we may not be successful in acquiring potential students for our clients’ programs, which would adversely impact our ability to generate revenue, and our clients and the students in their programs could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new client programs, our clients’ and their students’ experiences with our platform may suffer, which could damage our reputation among colleges and universities and their faculty and students.

Our ability to effectively manage any significant growth of new programs and increasing student enrollment will depend on a number of factors, including our ability to:

·                  satisfy existing students in, and attract and enroll new students for, our clients’ programs;

·                  assist our clients in recruiting qualified faculty to support their expanding enrollments;

·                  assist our clients in developing and producing an increased volume of course content;

·                  successfully introduce new features and enhancements and maintain a high level of functionality in our platform; and

·                  deliver high quality support to our clients and their faculty and students.

Establishing new client programs or expanding existing programs will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses and reallocate other resources. If student enrollment in our clients’ programs does not increase, if we are unable to launch new programs in a cost-effective manner or if we are otherwise unable to manage new client programs effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions and the satisfaction of our clients and their students could suffer.

Our financial performance depends heavily on student retention within our clients’ programs, and factors influencing student retention may be out of our control.

Once a student is enrolled in a client’s program, we and our client must retain the student over the life of the degree program to generate ongoing revenue. Our strategy involves offering high quality support to students enrolled in our clients’ programs to support their retention. If we do not help students quickly resolve any educational, technological or logistical issues they encounter, otherwise provide effective ongoing support to students or deliver the type of high quality, engaging educational content that students expect, students may withdraw from the program, which would negatively impact our revenue.

In addition, student retention could be compromised by the following factors, many of which are largely outside of our control:

·                  Reduced support from our clients. Because revenue from a particular program is directly attributable to the level of student enrollment in the program, our ability to grow our revenue from a client relationship depends on the client continuing to offer its online program to students, as well as the growth of enrollment in that program. Although our contracts with clients generally require that the client expand enrollment in their programs to include all qualified applicants, our only recourse if they choose not to do so is termination of the exclusivity limitations on developing programs with other colleges or universities that are included in our agreements with our clients. Despite the agreements we have in place with our clients, our clients could limit enrollment in their programs, cease providing the programs altogether or significantly curtail or inhibit our ability to promote their programs, any of which would negatively impact our revenue.

·                  Lack of support from client faculty members. It takes a significant time commitment and dedication from our clients’ faculty members to work with us to develop course content designed for an online learning environment. Our clients’ faculty may be unfamiliar with the development and production process, may not understand the time commitment involved to develop the course content, or may otherwise be resistant to changing the ways in which they present the same content in an on-campus class. Our ability to maintain high student retention will depend in part on our ability to convince our clients’ faculty of the value in the time and effort they will spend developing the course program. Lack of support from faculty could cause the quality of our clients’ programs to decline, which could contribute to decreased student satisfaction and retention.

·                  Student dissatisfaction. Enrolled students may drop out of our clients’ programs based on their individual perceptions of the value they are getting from the program. For example, we may face retention challenges as a result of students’ dissatisfaction with the quality of course content and presentation, dissatisfaction with our clients’ faculty, changing views of the value of our clients’ programs and degrees offered and perceptions of employment prospects following completion of the program. Factors outside our control related to student satisfaction with, and overall perception of, a program may contribute to decreased student retention rates for that program.

·                  Personal factors. Factors impacting a student’s willingness and ability to stay enrolled in a program include personal factors, such as ability to continue to pay tuition, ability to meet the rigorous demands of the program, and lack of time to continue classes, all of which are generally beyond our control.

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

We are currently engaged by eight colleges and universities to enable 12 existing graduate programs, and we expect one additional program with an existing client to launch later in 2014. A dual degree between an additional university client and one of our existing clients is also scheduled to launch later in 2014, and we have contracted with three additional universities to enable four new graduate programs that we expect to launch in 2015. For the foreseeable future, we expect to launch a small number of new graduate degree programs per year. As a result of this small number of programs, the material underperformance of any one program, including the failure to increase student enrollment in a program, or any decline in the ranking of one of our clients’ programs or other impairment of their reputation, could have a disproportionate effect on our business. Additionally, because we rely on our own reputation for delivering high quality online programs and recommendations from existing clients to attract potential new clients, the loss of any single client program, or the failure of any client to renew its agreement with us upon expiration, could impair our ability to pursue our growth strategy and ultimately to become profitable.

A significant portion of our revenue is currently attributable to programs with the University of Southern California. A decline in enrollment in these programs could significantly reduce our revenue.

Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the six months ended June 30, 2013 and 2014, 71% and 58%, respectively, of our revenue was derived from these two programs. We expect that USC will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels. Any decline in USC’s reputation, any increase in USC’s tuition, or any changes in USC’s policies could adversely affect the number of students that enroll in these two programs. Further, the faculty or administrators of these two schools could become resistant to offering courses through our platform, making it more difficult for us to attract and retain students. These graduate schools are not required to expand student enrollment in their online programs and, upon the expiration of their contracts, they are not required to continue using us as the provider of their online programs. If either of these programs were to materially underperform for any reason or to terminate their relationships with us, it would significantly reduce our revenue.

If our security measures are breached or fail and result in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.

Maintaining platform security is of critical importance for our clients because the platform stores and transmits proprietary and confidential university and student information, which may include sensitive personally identifiable information that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our technology platform, including unauthorized activity and access, system viruses, worms, malicious code and organized cyberattacks, any of which could breach our security and disrupt our solutions and our clients’ programs. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new clients and students, cause existing clients to scale back their programs or elect not to renew their agreements, cause prospective students not to enroll or stay enrolled in our clients’ programs, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

We have experienced rapid growth in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our program marketing and sales personnel, technology team, finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to manage this expansion of our business efficiently, our costs and expenses may increase more than we plan and we may not successfully expand our client base, enhance our platform and technology-enabled services, develop new programs with new and existing clients, attract a sufficient number of qualified students in a cost-effective manner, satisfy the requirements of our existing clients, respond to competitive challenges or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.

Our ability to manage any significant growth of our business effectively will depend on a number of factors, including our ability to:

·                  effectively recruit, integrate, train and motivate a large number of new employees, including our program marketing and technology teams, while retaining existing employees;

·                  maintain the beneficial aspects of our corporate culture and effectively execute our business plan;

·                  continue to improve our operational, financial and management controls;

·                  protect and further develop our strategic assets, including our intellectual property rights; and

·                  make sound business decisions in light of the scrutiny associated with operating as a public company.

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure.

There are no guarantees that we will be able to effectively manage any future growth in an efficient, cost-effective or timely manner, or at all. In particular, any failure to implement systems enhancements and improvements successfully will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not manage the growth of our business and operations effectively, the quality of our solutions could suffer, which could negatively affect our reputation, results of operations and overall business.

We face competition from established and other emerging companies, which could divert clients to our competitors, result in pricing pressure and significantly reduce our revenue.

We expect existing competitors and new entrants to the online learning market to revise and improve their business models constantly in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to grow our revenue and achieve profitability could be compromised.

Our primary competitors include EmbanetCompass and Deltak, which were acquired in 2012 by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our solutions.

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

A number of competitive factors could cause us to lose potential client opportunities or force us to offer our solutions on less favorable economic terms, including:

·                  competitors may develop service offerings that our potential clients find to be more compelling than ours;

·                  competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in client and student requirements, and devote greater resources to the acquisition of qualified students than we can; and

·                  current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and our industry is likely to see an increasing number of new entrants and increased consolidation. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our future success is substantially dependent on the continued service of our senior management team. Because of our small number of clients and the significant nature of each new client relationship, our senior management team is heavily involved in the client identification and sales process, and their expertise is critical in navigating the complex approval processes of large nonprofit colleges and universities. We do not maintain key-person insurance on any of our employees, including our senior management team. The loss of the services of any individual on our senior management team could make it more difficult to successfully operate our business and achieve our business goals.

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

One element of our growth strategy is to expand our international operations and establish a worldwide client base. We cannot assure you that our expansion efforts into international markets will be successful. Our experience with attracting clients in the United States may not be relevant to our ability to attract clients in other emerging markets. In addition, we would face risks in doing business internationally that could constrain our operations and compromise our growth prospects, including:

·                  the need to localize and adapt online degree programs for specific countries, including translation into foreign languages and ensuring that these programs enable our clients to comply with local education laws and regulations;

·                  data privacy laws that may require data to be handled in a specific manner;

·                  difficulties in staffing and managing foreign operations, including employment laws and regulations; different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;

·                  new and different sources of competition, and practices which may favor local competitors;

·                  weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

·                  compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act;

·                  increased financial accounting and reporting burdens and complexities;

·                  restrictions on the transfer of funds;

·                  adverse tax consequences, including the potential for required withholding taxes for our overseas employees; and

·                  unstable regional and economic political conditions.

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

As of June 30, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029 and 2021 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed an analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

The process of re-authorization of the HEA began in 2014 and is ongoing. Congressional hearings were held in 2013 and 2014 and will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters. In addition, President Obama has proposed a college rating initiative that would publish school ratings based upon measures of access, affordability and outcomes on the College Scorecard and compare peer institutions.

The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at or have an impact upon companies like us that serve higher education. The adoption of any laws or regulations that limit our ability to provide our bundled services to our clients could compromise our ability to drive revenue through their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

In addition, regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. The DOE is conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. No assurances can be given as to how any new rules may affect our business.

Our business model, which depends on our ability to receive a share of tuition revenue as payment from our clients, has been validated by a DOE ‘‘dear colleague’’ letter, but such validation is not codified by statute or regulation and may be subject to change.

Each institution that participates in Title IV programs agrees it will not ‘‘provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of title IV, HEA program funds.’’ All of our clients participate in Title IV Programs.

Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission or enrollment of students, the DOE provided guidance in 2011 permitting tuition revenue-sharing arrangements known as the ‘‘bundled services rule.’’ Our current business model relies heavily on the bundled services rule to enter into tuition revenue-sharing agreements with client colleges and universities.

Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a ‘‘dear colleague’’ letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Although the DCL represents the current policy of the DOE, the bundled services rule could be reviewed, altered or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to how the DCL would be interpreted by a court. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, whether in an action involving our company or our clients, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our client contracts and could compromise our ability to generate revenue.

If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our clients for substantial fines, sanctions or other liabilities.

Even though the DCL clarifies that tuition revenue-sharing arrangements with our clients are permissible, we are still subject to other provisions of the incentive compensation rule that prohibit us from offering to our employees who are involved with or responsible for recruiting or admissions activities any bonus or incentive-based compensation based on the successful identification, admission or enrollment of students into any institution. If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our clients for substantial fines, sanctions or other liabilities, including liabilities related to ‘‘whistleblower’’ claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management’s attention and damage our reputation.

If we or our subcontractors or agents violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions and other liabilities.

We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a client’s program, a client’s financial charges or the employability of a client’s program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee, subcontractor or agent performing services for clients could hurt our reputation, result in the termination of client contracts, require us to pay fines or other monetary penalties or require us to pay the costs associated with indemnifying a client from private claims or government investigations.

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

Future litigation may be necessary to defend ourselves or our clients from intellectual property infringement claims or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and would be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

·                  hurt our reputation;

·                  adversely affect our relationships with our current or future clients;

·                  cause delays or stoppages in providing our solutions;

·                  divert management’s attention and resources;

·                  require technology changes to our software that could cause us to incur substantial cost;

·                  subject us to significant liabilities; and

·                  require us to cease some or all of our activities.

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

Our use of ‘‘open source’’ software could negatively affect our ability to offer our solutions and subject us to possible litigation.

A substantial portion of our cloud-based platform and our solutions incorporates so-called ‘‘open source’’ software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us to offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

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

Our quarterly operating results have historically fluctuated due to seasonality and changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

·                  the timing of our costs incurred in connection with the launch of new programs and the delay in receiving revenue from these new programs, which delay may last for several years;

·                  seasonal variation driven by the semester schedules for our clients’ programs, which may vary from year to year;

·                  changes in the student enrollment and retention levels in our clients’ programs from one term to the next;

·                  changes in our key metrics or the methods used to calculate our key metrics;

·                  changes in our clients’ tuition rates;

·                  the timing and amount of our program marketing and sales expenses;

·                  costs necessary to improve and maintain our software platform; and

·                  changes in the prospects of the economy generally, which could alter current or prospective clients’ or students’ spending priorities, or could increase the time it takes us to launch new client programs.

Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our common stock to decline substantially.

An active, liquid and orderly trading market for our common stock may not develop and you could lose all or part of your investment.

Prior to commencement of trading on March 28, 2014, there was no public market for shares of our common stock. The initial public offering price of our common stock was determined through negotiation with the underwriters. That price did not necessarily reflect the price at which potential investors in the market will be willing to buy and sell our shares of common stock in open market transactions. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

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

Our stock price may be volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

·                  actual or anticipated variations in our operating results;

·                  changes in financial estimates by us or by any securities analysts who might cover our stock;

·                  conditions or trends in our industry;

·                  stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software and information technology industries;

·                  announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

·                  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

·                  capital commitments;

·                  investors’ general perception of our company and our business;

·                  recruitment or departure of key personnel; and

·                  sales of our common stock, including sales by our directors and officers or specific stockholders.

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

As of August 4, 2014, we had outstanding 40,266,479 shares of common stock outstanding. Of these shares, substantially all will be available for sale in the public market beginning September 24, 2014, following the expiration of lock-up agreements between the underwriters and our officers, directors and holders of much of our outstanding common stock. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Additionally, the holders of an aggregate of 29,359,674 shares of our common stock, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control is considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders, which could delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

·                  only one of our three classes of directors will be elected each year;

·                  stockholders are not entitled to remove directors other than by a 662/3% vote and only for cause;

·                  stockholders are not permitted to take actions by written consent;

·                  stockholders are not permitted to call a special meeting of stockholders; and

·                  stockholders are required to give us advance notice of their intention to nominate directors or submit proposals for consideration at stockholder meetings.

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

We are an ‘‘emerging growth company’’ and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an ‘‘emerging growth company’’ as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

In response to the identified material weakness, we are in the process of implementing procedures and controls designed to mitigate the material weakness and underlying significant deficiencies. For example, we have expanded our in-house accounting and finance resources, including hiring more than ten experienced employees in this function since April 2012, including our Chief Financial Officer. We have also implemented enhanced review procedures, begun a comprehensive documentation of our internal controls and procedures, implemented a business process and internal controls management function and implemented more formal procedures for the evaluation of non-routine judgments and estimates. In addition, during the remainder of 2014 we expect to formalize roles and responsibilities within our accounting and finance functions, expand our monitoring controls and complete the documentation of our internal controls and procedures.

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

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description of the Document
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Amended and Restated Bylaws of the Registrant.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of 2U, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of 2U, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer of 2U, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of 2U, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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

2U, Inc.

August 6, 2014	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

August 6, 2014	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer