Form 10-Q
period 2014-09-30
2U, Inc.
filed 2014-11-04
CIK 1459417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, there were 40,541,993 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,012	$80,558
Accounts receivable, net	1,835	10,038
Advance to clients, current	581	—
Prepaid expenses	1,763	3,246
Total current assets	11,191	93,842
Property and equipment, net	5,231	5,841
Capitalized content development costs, net	8,904	11,825
Advance to clients, non-current	—	1,413
Other non-current assets	3,326	1,191
Total assets	$28,652	$114,112
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,089	$4,677
Accrued expenses and other current liabilities	12,025	14,720
Deferred revenue	1,266	2,100
Refunds payable	1,831	2,398
Total current liabilities	20,211	23,895
Rebate reserve	1,571	641
Other non-current liabilities	847	649
Total liabilities	22,629	25,185
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Redeemable convertible Series A preferred stock, $0.001 par value, 10,033,976 shares authorized, issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of September 30, 2014	12,384	—
Redeemable convertible Series B preferred stock, $0.001 par value, 5,057,901 shares authorized, issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of September 30, 2014	22,210	—
Redeemable convertible Series C preferred stock, $0.001 par value, 4,429,601 shares authorized, issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of September 30, 2014	32,405	—
Redeemable convertible Series D preferred stock, $0.001 par value, 4,069,352 shares authorized, 3,979,730 shares issued and outstanding as of December 31, 2013; 0 shares authorized, issued and outstanding as of September 30, 2014	31,048	—
Total redeemable convertible preferred stock	98,047	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 0 shares authorized, issued and outstanding as of December 31, 2013; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 7,629,133 shares issued and outstanding as of December 31, 2013; 200,000,000 shares authorized, 40,346,564 shares issued and outstanding as of September 30, 2014	8	40
Additional paid-in capital	7,817	213,718
Accumulated deficit	(99,849)	(124,831)
Total stockholders’ equity (deficit)	(92,024)	88,927
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$28,652	$114,112

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$20,499	$28,407	$58,324	$79,483
Costs and expenses:
Servicing and support	5,842	6,598	16,516	19,846
Technology and content development	5,113	5,726	12,944	17,218
Program marketing and sales	15,412	16,971	40,877	48,922
General and administrative	4,269	6,303	10,794	17,447
Total costs and expenses	30,636	35,598	81,131	103,433
Loss from operations	(10,137)	(7,191)	(22,807)	(23,950)
Other income (expense):
Interest expense	(1)	(176)	12	(1,094)
Interest income	5	30	21	62
Total other income (expense)	4	(146)	33	(1,032)
Loss before income taxes	(10,133)	(7,337)	(22,774)	(24,982)
Income tax expense	—	—	—	—
Net loss	(10,133)	(7,337)	(22,774)	(24,982)
Preferred stock accretion	(87)	—	(261)	(89)
Net loss attributable to common stockholders	$(10,220)	$(7,337)	$(23,035)	$(25,071)
Net loss per share attributable to common stockholders, basic and diluted	$(1.38)	$(0.18)	$(3.11)	$(0.86)
Weighted average common shares outstanding, basic and diluted	7,415,777	40,269,937	7,401,842	29,209,970

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	7,629,133	$8	$7,817	$(99,849)	$(92,024)
Exercise of stock options	552,137	—	1,222	—	1,222
Grant of common stock	5,000	—	55	—	55
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	5,486	—	5,486
Conversion of redeemable convertible preferred stock to common stock	23,501,208	23	98,113	—	98,136
Conversion of Series D warrant to common stock warrant	—	—	821	—	821
Issuance of common stock from initial public offering, net of issuance costs	8,626,377	9	100,293	—	100,302
Exercise of warrants to purchase common stock	32,709	—	—	—	—
Net loss	—	—	—	(24,982)	(24,982)
Balance, September 30, 2014	40,346,564	$40	$213,718	$(124,831)	$88,927

See accompanying notes to the condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities
Net loss	$(22,774)	$(24,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,082	4,240
Stock-based compensation expense	1,707	5,486
Change in the fair value of the Series D redeemable convertible preferred stock warrant prior to conversion	(18)	695
Changes in operating assets and liabilities:
Accounts receivable, net	(16,957)	(8,203)
Advances to clients	166	(832)
Prepaid expenses	(290)	(1,483)
Other assets	(73)	1,119
Accounts payable	244	(240)
Accrued expenses and other current liabilities	5,096	3,624
Deferred revenue	12,789	834
Refunds payable	243	567
Rebate reserve	(294)	(930)
Other liabilities	38	(18)
Net cash used in operating activities	(17,041)	(20,123)
Cash flows from investing activities
Expenditures for property and equipment	(2,116)	(2,535)
Capitalized content development cost expenditures	(3,561)	(5,299)
Other investing activities	—	(21)
Net cash used in investing activities	(5,677)	(7,855)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	100,302
Proceeds from exercise of stock options	112	1,222
Repurchase of common shares	(178)	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	4,994	—
Net cash provided by financing activities	4,928	101,524
Net (decrease) increase in cash and cash equivalents	(17,790)	73,546
Cash and cash equivalents, beginning of period	25,190	7,012
Cash and cash equivalents, end of period	$7,400	$80,558
Supplemental disclosure of non-cash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$261	$89
Accrued capital expenditures	107	114
Deferred offering costs included in accounts payable and accrued expenses	568	59
Common stock granted in exchange for consulting services received	—	55

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity (deficit) and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013, which are included in the Company’s prospectus (the “Prospectus”) filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, with the Securities and Exchange Commission on March 28, 2014.

There have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on the unaudited condensed consolidated financial statements and related notes.

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

The Company primarily derives its revenue from long-term contracts that typically range from 10 to 15 years in length. Under these contracts, the Company enables access to its cloud-based technology platform and provides technology-enabled marketing, content development and supporting services to its clients and their faculty and students. The Company is entitled to a contractually specified percentage of net program proceeds from its clients. These net program proceeds represent gross proceeds billed by clients to students, less credit card fees and other specified charges the Company has agreed to exclude in certain of its client contracts. A refund allowance is established for the Company’s share of tuition and fees ultimately uncollected by its clients. The Company also offered rebates to a group of students who enrolled in a specific client program between 2009 and 2011, which the Company will pay to the student if he or she completes the degree and certain post-graduation work requirements within a specified period of time. These rebates and refunds offset the net program proceeds recognized as revenue. Revenue is recognized ratably over the service period, which the Company defines as the first through the last day of classes for each semester in a client’s program. The Company invoices its clients based on enrollment reports that are generated by its clients. In some instances, these enrollment reports are received prior to the conclusion of the drop/add period. In such cases, the Company establishes a reserve against revenue, if necessary, based on its estimate of changes in enrollments expected prior to the end of the drop/add period.

The Company generates substantially all of its revenue from multiple-deliverable contractual arrangements with its clients. Under each of these arrangements, the Company provides (i) a cloud-based technology platform that serves as a learning platform for its client’s faculty and students and which also enables a comprehensive range of other client functions, (ii) program marketing and application services for student acquisition, (iii) in conjunction with the client’s faculty members, content development for courses and (iv) faculty and student support services, including technical field training and support, non-academic student advising, academic progress monitoring and career services.

In order to treat deliverables in a multiple-deliverable contractual arrangement as separate units of accounting, deliverables must have standalone value upon delivery. The services are provided primarily in support of courses offered over the Company’s platform and for students of the online courses delivered over its platform. Accordingly, the Company has determined that no individual deliverable has standalone value upon delivery and, therefore, deliverables within the Company’s multiple-deliverable arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company considers all deliverables to be a single unit of accounting and recognizes revenue from the entire arrangement over the term of the service period.

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

Three of the Company’s university clients accounted for the following percentages of revenue for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Client A	67%	56%	70%	57%
Client B	17	15	17	15
Client C	13	13	12	13

Additionally, the Company’s largest university client accounted for 51% and 71% of the Company’s accounts receivable balance as of December 31, 2013 and September 30, 2014, respectively. Further, another university client accounted for 26% of the Company’s accounts receivable balance as of December 31, 2013, while an additional university client accounted for 11% of the Company’s accounts receivable balance as of September 30, 2014.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Computer software is included in property and equipment and consists internally-developed software. Expenditures for major additions, construction and improvements are capitalized. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years for computer hardware and five to seven years for furniture and office equipment. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining term of the leased facility or the estimated useful life of the improvement, which ranges from four to ten years. Useful lives of significant assets are periodically reviewed and adjusted prospectively to reflect the Company’s current estimates of the respective assets’ expected utility. Repair and maintenance costs are expensed as incurred.

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

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the clients’ programs for delivery via the Company’s platform. Capitalization ends when content has been fully developed by both the Company and the client, at which time amortization of the capitalized content development costs begins. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the unaudited condensed consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the Company’s planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment and capitalized content development costs, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. Recoverability of the long-lived asset is measured by a comparison of the carrying value of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. The Company’s impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs.

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

Advances to Clients

The Company is contractually obligated to pay advances to certain of its clients in order to fund start-up expenses of the program on behalf of the client. Advances to clients are stated at realizable value. The advances are repaid to the Company on terms as required in the respective agreements. The Company recognizes imputed interest income on these advance payments when there is a significant amount of imputed interest.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three- and nine-month periods ended September 30, 2013 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment. The Company offers similar services to substantially all of its clients, which primarily represent well-recognized nonprofit colleges and universities in the United States.

Substantially all assets were held and all revenue was generated in the United States during all periods presented.

3.                                      Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Balance as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,357	$3,357	$—	$—
Liabilities:
Series D redeemable convertible preferred stock warrants	$126	$—	$—	$126

	Balance as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$76,412	$76,412	$—	$—

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

4.                                      Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	September 30, 2014
Internally-developed software	$5,516	$7,149
Computer hardware	2,082	2,374
Furniture and office equipment	774	1,067
Leasehold improvements	1,494	1,706
Total	9,866	12,296
Accumulated depreciation	(4,635)	(6,455)
Property and equipment, net	$5,231	$5,841

Depreciation expense was $0.6 million for each of the three-month periods ended September 30, 2013 and 2014. Depreciation expense for the nine months ended September 30, 2013 and 2014 was $1.5 million and $1.8 million, respectively.

5.                                      Capitalized Content Development Costs

Capitalized content development costs consisted of the following as of (in thousands):

	December 31, 2013	September 30, 2014
Capitalized content development costs	$11,816	$16,076
Capitalized content development costs in process	1,961	2,353
Accumulated amortization	(4,873)	(6,604)
Capitalized content development costs, net	$8,904	$11,825

The Company recorded amortization expense related to capitalized content development costs of $0.5 million and $1.0 million for the three months ended September 30, 2013 and 2014, respectively. The Company recorded amortization expense related to capitalized content development costs of $1.5 million and $2.4 million for the nine months ended September 30, 2013 and 2014, respectively.

As of September 30, 2014, the estimated future amortization expense for the capitalized content development costs is as follows (in thousands):

2014	$762
2015	2,860
2016	2,423
2017	1,829
2018	1,272
Thereafter	326
Total	$9,472

6.                                      Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company secured a revolving line of credit with an aggregate borrowing base not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014; therefore, no amounts were outstanding as of September 30, 2014. The availability of this credit line is subject to the Company’s compliance with certain reporting and financial covenants. The Company is currently in compliance with all such covenants.

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

Program Marketing and Sales Commitments

Certain of the agreements entered into between the Company and its clients require the Company to commit to meet certain staffing and spending investment thresholds related to program marketing and sales activities. The Company believes it is currently in compliance with all such commitments.

Operating Leases

The Company leases office facilities under non-cancelable operating leases in California, New York, Maryland, North Carolina and Hong Kong. The Company also leases furniture and office equipment under non-cancelable leases. As of September 30, 2014, the future minimum lease payments (net of aggregate expected sublease payments of $0.5 million) were as follows (in thousands):

2014	$676
2015	2,595
2016	2,540
2017	1,923
2018	1,250
Thereafter	739
Total future minimum lease payments	$9,723

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million and $0.5 million as of December 31, 2013 and September 30, 2014, respectively.

Total net rent expense for the three months ended September 30, 2013 and 2014 was $0.6 million and $0.7 million, respectively. Total net rent expense for the nine-month periods ended September 30, 2013 and 2014 was $1.6 million and $2.0 million, respectively.

Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its university clients in exchange for various intellectual property and other rights. As of September 30, 2014, the future minimum payments to the Company’s clients for intellectual property and other rights were as follows (in thousands):

2014	$—
2015	500
2016	800
2017	800
2018	300
Thereafter	3,000
Total future minimum program payments	$5,400

7.                                      Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely to occur, than not. At December 31, 2013, the Company had federal net operating loss (“NOL”) carryforwards of approximately $86.0 million, which expire between 2029 and 2033. At December 31, 2013, the Company had individual state net operating loss carryforwards up to $73.1 million, which expire between 2021 and 2033. A full valuation allowance has been established to offset the net deferred tax assets. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, a certain portion of the above NOLs may be subject to Internal Revenue Code Section 382 limitations, which may limit their future use. The Company has experienced a number of transactions which could lead to a limitation of its NOLs under Section 382 of the Internal Revenue Code. The Company intends to complete a study regarding this limitation by December 31, 2014. It is reasonably possible that the results of the study will reduce the reported net operating losses and other deferred tax assets.

The Company determines its annual effective tax rate for the full fiscal year and applies that rate to its income before income taxes in determining its provision for income taxes for interim periods. The Company also records discrete items in each respective period as appropriate. The Company’s effective tax rate for the three and nine months ended September 30, 2013 and 2014 was 0%.

The Company permanently reinvests cumulative undistributed earnings of its subsidiary in non-U.S. operations. U.S. federal income taxes have not been provided for in relation to undistributed earnings to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation to the United States. As of December 31, 2013 and September 30, 2014, the undistributed earnings of the Company’s subsidiary were not material.

The Company applies the provisions of ASC 740-10 to uncertain tax positions. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon settlement. The Company did not identify any tax positions that would be required for inclusion in the financial statements. As of September 30, 2014, the Company had not made any changes to its tax positions since December 31, 2013.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and September 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Summary of Activity

The following table presents a summary of activity for the redeemable convertible preferred stock issued and outstanding for the periods presented below (in thousands):

	Redeemable Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance, December 31, 2013	$12,384	$22,210	$32,405	$31,048	$98,047
Accretion of issuance costs on redeemable convertible preferred stock	36	36	12	5	89
Conversion of preferred stock into common stock	(12,420)	(22,246)	(32,417)	(31,053)	(98,136)
Balance, September 30, 2014	$—	$—	$—	$—	$—

Upon closing of the Company’s IPO on April 2, 2014, all outstanding shares of redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock.

9.                                      Common Stock and Preferred Stock Reserved for Future Issuance

Immediately upon the closing of the IPO on April 2, 2014, the Company’s certificate of incorporation was amended and restated to, among other things, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2014, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At September 30, 2014, the Company had reserved a total of 8,162,067 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	6,282,657
Possible future issuance under stock option plans	866,171
Outstanding restricted stock units	1,013,239
Total common shares reserved for future issuance	8,162,067

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

Upon the closing of the Company’s IPO on April 2, 2014, the warrants to purchase Series D redeemable convertible preferred stock automatically converted into warrants to purchase common stock and the liability at its then fair value of $821 thousand was reclassified to additional paid-in capital. Prior to April 2, 2014, the inputs to the fair value model for the warrants were considered Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures, and all changes in the fair value of the warrants were recorded as a component of interest expense. The Company recorded reductions of interest expense of $6 thousand and $18 thousand for the three and nine months ended September 30, 2013, respectively, related to the fair value adjustment of the warrants. The Company recorded no interest expense for the three months ended September 30, 2014 and $695 thousand for the nine months ended September 30, 2014 related to the fair value adjustment of the warrants.

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

11.                               Stock-Based Compensation

The Company maintains two share-based employee compensation plans: the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”). The 2008 Plan provided for the grant of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options, restricted stock awards and deferred stock awards to the Company’s employees, directors and consultants. The 2014 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, consultants and directors. The 2014 Plan also provides for the grant of performance cash awards to the Company’s eligible employees, consultants and directors. Shares reserved but unissued under the 2008 Plan are included as shares reserved for issuance under the 2014 Plan. No further options or stock awards can be granted under the 2008 Plan, and all outstanding stock awards granted under the 2008 Plan will continue to be governed by their existing terms.

The Company’s stock-based compensation expense included in the unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Servicing and support	$79	$436	$272	$1,050
Technology and content development	39	269	102	578
Program marketing and sales	41	191	131	512
General and administrative	480	1,351	1,202	3,346
Total stock-based compensation expense	$639	$2,247	$1,707	$5,486

A total of 2,800,000 shares of the Company’s common stock are reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan will include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors.

The following is a summary of the option activity:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2013	5,883,885	$3.53	7.45	$36,884
Granted	1,314,970	11.22	9.06
Exercised	(552,137)	2.21	5.45
Forfeited	(364,061)	3.53
Expired	—	—
Outstanding balance at September 30, 2014	6,282,657	5.23	7.48	64,938
Exercisable at September 30, 2014	3,212,353	2.65	6.28	41,563
Vested and expected to vest at September 30, 2014	6,030,608	5.12	7.43	63,172

Total compensation cost related to the nonvested options not yet recognized as of September 30, 2014 was $10.8 million and will be recognized over a weighted average period of approximately 2.6 years.

The aggregate intrinsic value of the employee options exercised during the nine months ended September 30, 2014 was $7.4 million.

12.                               Net Loss per Share

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2013	2014
Redeemable convertible preferred stock:
Series A	10,033,976	—
Series B	5,057,901	—
Series C	4,429,601	—
Series D	3,979,730	—
Warrants to purchase Series D redeemable convertible preferred stock	12,797	—
Stock options	5,483,948	6,282,657
Restricted stock units	—	1,013,239

Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator (in thousands):
Net loss attributable to common stockholders	$(10,220)	$(7,337)	$(23,035)	$(25,071)
Denominator:
Weighted-average common shares outstanding, basic and diluted	7,415,777	40,269,937	7,401,842	29,209,970
Net loss per share attributable to common stockholders, basic and diluted	$(1.38)	$(0.18)	$(3.11)	$(0.86)

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

We are currently engaged by eight well-recognized colleges and universities to enable 12 graduate programs that have launched and in which students have enrolled. The first of our clients’ programs was launched in 2009. One additional program launched in 2010 with two more commencing in 2011. In 2013, our clients launched five new programs. An additional three programs launched in 2014, and a dual degree between an additional university client and one of our existing clients also launched in 2014. One additional program with an existing client is scheduled to commence in the fourth quarter of 2014. We have also contracted with three additional universities to enable four new graduate programs that we expect to launch in 2015. Our client contracts generally have initial terms between 10 and 15 years in length, and, since our inception, all of the clients that have engaged us remain active.

A significant percentage of our annual revenue is related to students returning to our clients’ programs after their first semester. In the nine month period ended September 30, 2014, 99% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the quarter. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

We believe our business strategy will continue to offer significant opportunities for growth, but it also presents a number of risks and challenges. In particular, to remain competitive, we will need to continue to innovate in a rapidly changing landscape for the application of technology like ours to the delivery of higher education. As described above, we have added, and we intend to continue to add, degree programs in a number of new academic disciplines each year, as well as to expand the delivery of existing degree programs to new clients. To do so, we will need to convince new clients as to the quality and value of our SaaS solutions, cost-effectively identify qualified students for our clients’ programs and help our clients retain those students once enrolled. We must also be able to successfully execute our business strategy while navigating constantly changing higher education laws and regulations applicable to our clients and, in some cases to ourselves, particularly the incentive compensation rule that generally prohibits making incentive payments related to student acquisition. We seek to ensure that addressing all of these risks and challenges does not divert our management’s attention from continuing to build on the strengths that we believe have driven the growth of our business over the last several years. We believe our focus on delivering a differentiated technology platform, maintaining the integrity of our clients’ educational brands and providing exceptional, white glove service to our clients will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

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

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, launched in 2009 and 2010. For the three months ended September 30, 2013 and 2014, 67% and 56%, respectively, of our revenue was derived from these two programs. For the nine months ended September 30, 2013 and 2014, 70% and 57%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

An additional university client accounted for approximately 17% and 15% of our revenue for the three months ended September 30, 2013 and 2014, respectively, and 17% and 15% of our revenue for the nine months ended September 30, 2013 and 2014, respectively. Another university client accounted for approximately 13% of our revenue for each of the three-month periods ended September 30, 2013 and 2014, and 12% and 13% of our revenue for the nine months ended September 30, 2013 and 2014, respectively.

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

We have primary responsibility for identifying qualified students for our clients’ programs, generating potential student interest in the programs and driving applications to the programs. While our clients make all admissions decisions, the number of students who enroll in our clients’ programs in any given period is significantly dependent on the amount we have spent on these student acquisition activities in prior periods. Accordingly, although most of our clients’ programs span multiple semesters and, therefore, generate continued revenue beyond the term in which initial enrollments occur, we expect that we will need to continue to incur significant program marketing and sales expense for existing programs going forward to generate a continuous pipeline of new enrollments. For new programs, we begin incurring program marketing and sales costs as early as nine months prior to the start of a new client program.

We typically identify prospective students for our clients’ programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our clients’ programs and those who have graduated, the average time from our initial prospective student acquisition to initial enrollment was seven months. For the students who have graduated from these programs, the average time from initial enrollment to graduation was 16 months. However, because our clients’ programs are relatively new, they have only graduated a limited number of students to date, with many early enrollees still enrolled. Based on the student retention rates and patterns we have observed in our clients’ programs, we estimate that, for our current programs, the average time from a student’s initial enrollment to graduation will be approximately 2.5 years.

Accordingly, our program marketing and sales expense in any period is an investment we make to generate revenue in future periods. Likewise, revenue generated in any period is largely attributable to student acquisition activities in earlier periods. Because program marketing and sales expense in any period is almost entirely unrelated to revenue generated in that period, we do not believe it is meaningful to directly compare the two. We believe that the total revenue we will receive in the future from students who enroll in our clients’ programs as a result of current period program marketing and sales expense will be significantly greater as a multiple of that expense than is implied by the multiple of current period revenue to current period program marketing and sales expense. Further, we believe that our program marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs becomes larger.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Platform revenue retention rate	152.8%	124.6%	145.4%	117.3%
Number of programs included in comparison (1)	4	8	4	4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Full course equivalent enrollments in our clients’ program	7,673	10,389	22,273	29,529
Average revenue per full course equivalent enrollment in our clients’ programs	$2,672	$2,734	$2,619	$2,692

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(10,133)	$(7,337)	$(22,774)	$(24,982)
Adjustments:
Interest expense	1	176	(12)	1,094
Interest income	(5)	(30)	(21)	(62)
Depreciation and amortization expense	1,140	1,594	3,082	4,240
Stock-based compensation expense	639	2,247	1,707	5,486
Total adjustments	1,775	3,987	4,756	10,758
Adjusted EBITDA (loss)	$(8,358)	$(3,350)	$(18,018)	$(14,224)

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

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of December 31, 2013 and September 30, 2014, 323 and 131 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

The following table details the components of our revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Net program proceeds	$20,282	$27,892	$58,452	$79,387
Rebates	339	925	294	930
Refunds	(149)	(371)	(503)	(805)
Other	27	(39)	81	(29)
Revenue	$20,499	$28,407	$58,324	$79,483

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

Program marketing and sales. Program marketing and sales expense consists primarily of costs related to student acquisition. This includes the cost of online advertising and prospective student generation, as well as compensation costs for our program marketing, search engine optimization, marketing analytics and application counseling personnel. We expense all costs related to program marketing and sales as they are incurred.

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

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three- and nine-month periods ended September 30, 2013 and 2014.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. Our significant accounting policies are described in Note 2 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies and estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 2 in the “Notes to our Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2014

The following table sets forth selected unaudited condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2013		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$20,499	100.0%	$28,407	100.0%	$7,908	38.6%
Costs and expenses:
Servicing and support	5,842	28.5	6,598	23.2	756	12.9
Technology and content development	5,113	24.9	5,726	20.2	613	12.0
Program marketing and sales	15,412	75.2	16,971	59.7	1,559	10.1
General and administrative	4,269	20.8	6,303	22.2	2,034	47.7
Total costs and expenses	30,636	149.4	35,598	125.3	4,962	16.2
Loss from operations	(10,137)	(49.4)	(7,191)	(25.3)	2,946	(29.1)
Other income (expense):
Interest expense	(1)	0.0	(176)	(0.6)	(175)	26,305.2
Interest income	5	0.0	30	0.1	25	523.3
Total other income (expense)	4	0.0	(146)	(0.5)	(150)	(3,625.6)
Net loss	$(10,133)	(49.4)%	$(7,337)	(25.8)%	$2,796	(27.6)

Revenue. Revenue increased by $7.9 million, or 38.6%, from $20.5 million for the three months ended September 30, 2013 to $28.4 million for the three months ended September 30, 2014. Of the increase, $3.4 million was primarily attributable to increased period-over-period full course equivalent enrollments in the four client programs launched prior to January 1, 2013. Full course equivalent enrollments in the new client programs that launched during 2013 and 2014 resulted in additional revenues of $3.7 million and $0.8 million, respectively.

Servicing and support. Servicing and support costs increased by $0.8 million, or 12.9%, from $5.8 million for the three months ended September 30, 2013 to $6.6 million for the same period of 2014. This increase was due primarily to an increase in compensation costs, as we increased our headcount in this area by 29% to serve a growing number of students and faculty in existing and new client programs. As a percentage of revenue, servicing and support costs decreased from 28.5% for the three months ended September 30, 2013 to 23.2% for the same period of 2014, as client programs continued to mature and greater operational efficiencies were achieved.

Technology and content development. Technology and content development costs increased by $0.6 million, or 12.0%, from $5.1 million for the three months ended September 30, 2013 to $5.7 million for the same period of 2014. This was due primarily to a $0.5 million increase in compensation costs (net of capitalized amounts for software and content development), as we increased our headcount in this area by 27% to support additional client program launches and scaling of existing client programs. Further, an increase of $0.4 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. Additionally, costs related to our cloud-based server usage increased by $0.1 million to support a greater number of our clients’ programs, while other technology and content development expenses increased by $0.1 million. These increases were offset by lower curriculum development and production expenditures of $0.5 million related to the discontinuation of a pilot program. As a percentage of revenue, technology and content development costs decreased from 24.9% for the three months ended September 30, 2013 to 20.2% for the same period of 2014, driven by our increased revenue.

Program marketing and sales. Program marketing and sales expense increased by $1.6 million, or 10.1%, from $15.4 million for the three months ended September 30, 2013 to $17.0 million for the same period of 2014. This increase was due primarily to a $1.8 million increase in compensation costs, as we increased our headcount in this area by 36% to acquire students for, and drive revenue growth in, new client programs. Additionally, prospective student generation costs increased by a total of $0.2 million to acquire students for our clients’ new programs. These increases were partially offset by lower advertising costs of $0.4 million driven primarily by the discontinuation of a pilot program. As a percentage of revenue, program marketing and sales expense decreased from 75.2% for three months ended September 30, 2013 to 59.7% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

General and administrative. General and administrative expense increased by $2.0 million, or 47.7%, from $4.3 million for the three months ended September 30, 2013 to $6.3 million for the same period of 2014. This was due primarily to a $1.4 million increase in compensation costs, as we increased our headcount in this area by 30% to support our growing business. Additionally, employee education benefit costs increased by $0.3 million, while legal, accounting and other professional fees increased by $0.2 million and other general and administrative costs increased by $0.1 million. As a percentage of revenue, general and administrative expense increased from 20.8% for the three months ended September 30, 2013 to 22.2% compared to the same period of 2014.

Comparison of Nine Months Ended September 30, 2013 and 2014

The following table sets forth selected unaudited condensed consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
	2013		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$58,324	100.0%	$79,483	100.0%	$21,159	36.3%
Costs and expenses:
Servicing and support	16,516	28.3	19,846	25.0	3,330	20.2
Technology and content development	12,944	22.2	17,218	21.6	4,274	33.0
Program marketing and sales	40,877	70.1	48,922	61.5	8,045	19.7
General and administrative	10,794	18.5	17,447	22.0	6,653	61.6
Total costs and expenses	81,131	139.1	103,433	130.1	22,302	27.5
Loss from operations	(22,807)	(39.1)	(23,950)	(30.1)	(1,143)	5.0
Other income (expense):
Interest expense	12	0.0	(1,094)	(1.4)	(1,106)	(8,913.0)
Interest income	21	0.1	62	0.1	41	195.3
Total other income (expense)	33	0.1	(1,032)	(1.3)	(1,065)	(3,190.4)
Net loss	$(22,774)	(39.0)%	$(24,982)	(31.4)%	$(2,208)	9.7

Revenue. Revenue increased by $21.2 million, or 36.3%, from $58.3 million for the nine months ended September 30, 2013 to $79.5 million for the nine months ended September 30, 2014. Of the increase, $9.9 million was primarily attributable to increased period-over-period full course equivalent enrollments in the four client programs launched prior to January 1, 2013. Full course equivalent enrollments in the new client programs that launched during 2013 and 2014 resulted in additional revenues of $9.9 million and $1.4 million, respectively.

Servicing and support. Servicing and support costs increased by $3.3 million, or 20.2%, from $16.5 million for the nine months ended September 30, 2013 to $19.8 million for the same period of 2014. This increase was due primarily to a $2.4 million increase in compensation costs, and a $0.4 million increase in travel expenses as we increased our headcount in this area by 28% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.5 million was primarily attributable to increased costs associated with student immersion courses and on-campus initiatives. As a percentage of revenue, servicing and support costs decreased from 28.3% for the nine months ended September 30, 2013 to 25.0% for the same period of 2014, as client programs continued to mature and greater operational efficiencies were achieved.

Technology and content development. Technology and content development costs increased by $4.3 million, or 33.0%, from $12.9 million for the nine months ended September 30, 2013 to $17.2 million for the same period of 2014. This was due primarily to a $2.1 million increase in compensation costs (net of capitalized amounts for software and content development), as we increased our headcount in this area by 35% to support additional client program launches and scaling of existing client programs. Additionally, due to the increase in the number of courses that have been developed for our client programs, an increase of $0.9 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs. Further, in support of our business expansion, costs related to our cloud-based server usage increased by $0.5 million, while telecommunication costs and equipment rental expenses increased by $0.5 million. The remaining increase of $0.3 million was attributable to higher travel and other expenses. As a percentage of revenue, technology and content development costs decreased from 22.2% for the nine months ended September 30, 2013 to 21.6% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in technology and content development expense.

Program marketing and sales. Program marketing and sales expense increased by $8.0 million, or 19.7%, from $40.9 million for the nine months ended September 30, 2013 to $48.9 million for the same period of 2014. This increase was due primarily to a $5.2 million increase in compensation costs, as we increased our headcount in this area by 36% to acquire students for, and drive revenue growth in, new client programs. Additionally, prospective student generation costs increased by a total of $2.6 million as we continued to expand our program marketing efforts to acquire students for our clients’ new programs. Finally, our rent expense increased by $0.2 million as we expanded our office space to accommodate our growing headcount. As a percentage of revenue, program marketing and sales expense decreased from 70.1% for the nine months ended September 30, 2013 to 61.5% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

General and administrative. General and administrative expense increased by $6.6 million, or 61.6%, from $10.8 million for the nine months ended September 30, 2013 to $17.4 million for the same period of 2014. This was due primarily to a $4.4 million increase in compensation costs, as we increased our headcount in this area by 21% to support our growing business. Further, legal, accounting and other professional fees increased by $0.8 million, travel and related costs increased by $0.7 million and other general and administrative expenses increased by $0.7 million as we incurred higher costs to sustain our growing operations. As a percentage of revenue, general and administrative expense increased from 18.5% for the nine months ended September 30, 2013 to 22.0% compared to the same period of 2014.

Interest expense. Interest expense increased by $1.1 million, from a reduction of expense of $12 thousand for the nine months ended September 30, 2013 to an expense of $1.1 million for the same period of 2014. This increase was due primarily to a $0.7 million increase in the fair value of the Series D redeemable convertible preferred stock warrants resulting from an increase in the value of the underlying shares and $0.4 million of higher fees associated with our revolving line of credit.

Liquidity and Capital Resources

Sources of Liquidity

From inception until the closing of our initial public offering on April 2, 2014, we funded our operations primarily through private placements of redeemable convertible preferred stock. We raised $31.5 million, $26.0 million and $5.0 million from the sale of redeemable convertible preferred stock in 2011, 2012 and 2013, respectively.

On December 31, 2013, we entered into a credit agreement with Comerica Bank under which we may borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank. Through September 30, 2014, we have borrowed and repaid in full $5.0 million under this facility. Under this revolving line of credit, we have the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, we may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, we may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if we repay such borrowed amounts before the end of the interest period.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(17,041)	$(20,123)
Investing activities	(5,677)	(7,855)
Financing activities	4,928	101,524

Operating Activities

For the nine months ended September 30, 2013, net cash used in operating activities of $17.0 million consisted of a net loss of $22.8 million, partially offset by $4.8 million in non-cash items and a $1.0 million net cash inflow from changes in working capital. Non-cash items consisted primarily of depreciation and amortization expense of $3.1 million and non-cash stock compensation charges of $1.7 million. The increase in cash resulting from changes in working capital consisted primarily of an increase in deferred revenue of $12.8 million and an increase in accrued expenses and other current liabilities of $5.1 million, offset by an increase in accounts receivable of $16.9 million.

For the nine months ended September 30, 2014, net cash used in operating activities of $20.1 million consisted of a net loss of $25.0 million and a $5.5 million net cash outflow from changes in working capital, partially offset by $10.4 million in non-cash items. The decrease in cash resulting from changes in working capital consisted primarily of an increase in accounts receivable of $8.2 million, partially offset by a $1.1 million decrease in other assets, an increase in deferred revenue of $0.8 million, an increase in refunds payable of $0.6 million and other net increases of $0.2 million. Non-cash items consisted primarily of non-cash stock-based compensation charges of $5.5 million, depreciation and amortization expense of $4.2 million and an increase of $0.7 million related to the change in the fair value of the Series D redeemable convertible preferred stock warrant prior to its conversion to additional paid-in capital upon the closing of the initial public offering.

Investing Activities

For the nine months ended September 30, 2014, net cash used in investing activities was $7.9 million. The increase in cash used in investing activities during the nine months ended September 30, 2014 compared to the same period in 2013 of $2.2 million related to increased expenditures for equipment, internally developed software and content development associated with new client program launches.

Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities of $4.9 million resulted primarily from the issuance of redeemable convertible preferred stock of $5.0 million and $0.1 million from the exercise of stock options. These proceeds were partially offset by $0.2 million used to repurchase shares of common stock from a former employee.

For the nine months ended September 30, 2014, net cash provided by financing activities was $101.5 million, consisting primarily of $100.3 million in net proceeds from our initial public offering. In addition, we received net cash of $1.2 million from the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

We are contractually obligated to make fixed payments to certain of our university clients in exchange for various intellectual property and other rights. See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

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

• our ability to acquire new clients and expand programs with existing clients, including in the international, undergraduate and doctoral markets;

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

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our $37.0 million bank line of credit procured in December 2013. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. Through September 30, 2014, we have borrowed and repaid in full $5.0 million under this line of credit.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to a material weakness in our internal controls over financial reporting that was identified in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011, 2012 and 2013 and is described in the following paragraphs.

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

We were incorporated in 2008 and launched our first client program in 2009. We are currently engaged by eight colleges and universities to enable 12 graduate programs that have launched and in which students have enrolled. Five of these programs launched in 2013 and three programs launched in 2014. We also launched a dual degree between an additional university client and one of our existing clients in 2014, and we have one additional program with an existing client scheduled to commence in the fourth quarter of 2014. We have also contracted with three additional universities to enable four new graduate programs that we expect to launch in 2015. As a result of our limited operating history, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry. If our assumptions regarding these risks and uncertainties are incorrect or change due to factors impacting our targeted markets, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We incurred net losses of $22.8 million and $25.0 million during the nine months ended September 30, 2013 and 2014, respectively, and we had an accumulated deficit of $124.8 million as of September 30, 2014. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs and increase our program marketing and sales efforts to drive the acquisition of potential students in these programs. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

We are currently engaged by eight colleges and universities to enable 12 existing graduate programs, and we launched a dual degree between an additional university client and one of our existing clients in 2014. We also expect one additional program with an existing client to launch in the fourth quarter of 2014, and we have contracted with three additional universities to enable four new graduate programs that we expect to launch in 2015. For the foreseeable future, we expect to launch a small number of new graduate degree programs per year. As a result of this small number of programs, the material underperformance of any one program, including the failure to increase student enrollment in a program, or any decline in the ranking of one of our clients’ programs or other impairment of their reputation, could have a disproportionate effect on our business. Additionally, because we rely on our own reputation for delivering high quality online programs and recommendations from existing clients to attract potential new clients, the loss of any single client program, or the failure of any client to renew its agreement with us upon expiration, could impair our ability to pursue our growth strategy and ultimately to become profitable.

A significant portion of our revenue is currently attributable to programs with the University of Southern California. A decline in enrollment in these programs could significantly reduce our revenue.

Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the nine months ended September 30, 2013 and 2014, 70% and 57%, respectively, of our revenue was derived from these two programs. We expect that USC will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels. Any decline in USC’s reputation, any increase in USC’s tuition, or any changes in USC’s policies could adversely affect the number of students that enroll in these two programs. Further, the faculty or administrators of these two schools could become resistant to offering courses through our platform, making it more difficult for us to attract and retain students. These graduate schools are not required to expand student enrollment in their online programs and, upon the expiration of their contracts, they are not required to continue using us as the provider of their online programs. If either of these programs were to materially underperform for any reason or to terminate their relationships with us, it would significantly reduce our revenue.

If our security measures are breached or fail and result in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.

Maintaining platform security is of critical importance for our clients because the platform stores and transmits proprietary and confidential university and student information, which may include sensitive personally identifiable information that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our technology platform, including unauthorized activity and access, system viruses, worms, malicious code and organized cyberattacks, any of which could breach our security and disrupt our solutions and our clients’ programs. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new clients and students, cause existing clients to scale back their programs or elect not to renew their agreements, cause prospective students not to enroll or students to stay enrolled in our clients’ programs, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

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

•                  maintain the beneficial aspects of our corporate culture and effectively execute our business plan;

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

As of September 30, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029 and 2021 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed an analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

We have also begun seeking patent protection for our processes, including two patent applications pending in the United States. These pending applications are directed to computer-implemented processes that facilitate asynchronous student responses to teacher questions. We cannot predict whether these pending patent applications will result in issued patents that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of our products and services will be protected by any patent or patent application.

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

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

The holders of an aggregate of 29,359,674 shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

•                  stockholders are not entitled to remove directors other than by a 662/3% vote and only for cause;

•                  stockholders are not permitted to take actions by written consent;

•                  stockholders are not permitted to call a special meeting of stockholders; and

•                  stockholders are required to give us advance notice of their intention to nominate directors or submit proposals for consideration at stockholder meetings.

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

None.

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

2U, Inc.

November 4, 2014	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 4, 2014	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer