Form 10-K
period 2014-12-31
2U, Inc.
filed 2015-02-26
CIK 1459417

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36376

2U, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2335939 (I.R.S. Employer Identification No.)
8201 Corporate Drive, Suite 900 Landover, MD (Address of principal executive offices)	20785 (Zip Code)

(301) 892-4350
Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.001 par value per share	NASDAQ Global Select Market

None
Securities registered pursuant to Section 12 (g) of the Act:

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the 26,886,539 shares held by non-affiliates as of June 30, 2014 (computed based on the closing price on such date as reported on the NASDAQ Global Select Market) was $451,962,721.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          As of February 24, 2015, there were 41,018,404 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words "may", "might", "will", "could", "would", "should", "expect", "intend", "plan", "objective", "anticipate", "believe", "estimate", "predict", "project", "potential", "continue" and "ongoing", or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

  •
  trends in the higher education market and the market for online education, and expectations for growth in those markets;

  •
  the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;

  •
  the potential benefits of our cloud-based SaaS technology and technology-enabled services to clients and students;

  •
  anticipated launch dates of new client programs;

  •
  the predictability, visibility and recurring nature of our business model;

  •
  our ability to acquire new clients and expand programs with existing clients, including in the international, undergraduate and doctoral markets;

  •
  our ability to continue to acquire prospective students for our clients' programs;

  •
  our ability to affect or increase student retention in our clients' programs;

  •
  our growth strategy;

  •
  the scalability of our cloud-based SaaS technology;

  •
  our expected expenses in future periods and their relationship to revenue;

  •
  potential changes in regulations applicable to us or our clients; and

  •
  the amount of time that we expect our cash balances and other available financial resources to be sufficient to fund our operations.

        You should refer to the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

        You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

2U, Inc.
FORM 10-K

PART I

Item 1.    Business

Our Mission

        2U enables great colleges and universities to bring their degree programs online, allowing them to transform the way higher education is delivered. We believe that our Platform, a fusion of cloud-based software-as-a-service technology and technology-enabled services, allows our clients to reach students globally, enabling the education they provide to reach its highest potential so students can reach theirs.

Company Overview

        We are a leading provider of cloud-based software-as-a-service, or SaaS, technology fused with technology-enabled services, which we refer to as our Platform. Our Platform enables leading nonprofit colleges and universities to deliver their high quality education to qualified students anywhere. Our SaaS technology consists of an innovative online learning environment, which we refer to as Online Campus, and our operations applications. This technology is fused with technology-enabled services, to complete our Platform. Our Platform allows our clients' programs to expand and operate at scale, providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students. By leveraging our Platform, we believe our clients are able to expand their addressable markets while providing educational engagement, experiences and outcomes to their online students that match or exceed those of their on-campus offerings.

        Our clients use the Online Campus portion of our Platform to offer high quality educational content, instructor-led classes averaging ten students per session in a live, intimate and engaging setting, and a rich social networking experience, all accessible through proprietary web-based and mobile applications. Online Campus challenges every student to learn from the front row and every faculty member to engage students in new and innovative ways. Our clients use the operations applications within our Platform to expand, enable and support their online operations, and integrate those operations with their existing university systems. These applications provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate our clients' programs. Our Platform also provides clients with real-time data and deep analytical insight related to student performance and engagement, student and faculty satisfaction, and enrollment. We believe that the SaaS technology within our Platform is flexible, easy to use, highly scalable and characterized by a high level of availability and security.

        The technology-enabled services we provide within our Platform are designed to improve enrollment and retention of our clients' students as well as to provide those students with a complete, high quality educational experience. We have primary responsibility for identifying qualified students for our clients' programs, generating potential student interest in the programs and driving applications to the programs. We have developed sophisticated digital program marketing and student acquisition capabilities, and we work closely with our clients to help them create highly engaging multimedia instructional content for delivery through Online Campus. We also provide other services that support the complete lifecycle of a higher education program, including advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, facilitating in-program field placements, and obtaining state regulatory approvals. We provide the significant domain expertise and operating capacity our clients require to scale and operate successfully in the online environment.

        Our clients are leading nonprofit colleges and universities, ten of which were ranked by U.S. News and World Report among the top 75 undergraduate institutions in its 2015 National University Rankings. Through our uncompromising focus on quality and deep understanding of the higher education environment, we believe we have become not only a valued provider of the technology services our clients use to implement and manage their critical online education operations, but also a trusted steward of their brands.

        Our clients use our Platform to offer full graduate degree programs online, and some offer doctorate and undergraduate degree programs as well. Currently, 11 well-recognized nonprofit colleges and universities offer graduate degrees through our Platform, including the University of Southern California, Georgetown University, the University of North Carolina at Chapel Hill and the University of California, Berkeley. In addition, the University of Southern California offers a doctorate degree, and Simmons College offers an undergraduate degree, through our Platform. We believe we have additional opportunities to extend our reach into the international graduate, doctoral and undergraduate higher education markets.

        We believe that by delivering high quality degree programs online using our Platform, our clients can improve educational outcomes and career opportunities for a larger number of students and, by doing so, broaden the global reach of their brands while maintaining their academic rigor and admissions standards. By deploying our Platform, clients give their students, who receive the same degree or credit as their on-campus counterparts and generally pay equivalent tuition, the option of pursuing their educations without potentially incurring the burden of moving, leaving existing employment or giving up family and community support networks. This can substantially reduce the total cost of obtaining a degree and lower a student's total debt burden. It can also allow students for whom relocating is not an option to obtain a higher quality education than they might be able to access in their local communities.

        Full course equivalent enrollments in our clients' programs grew from 14,099 during the twelve months ended December 31, 2011 to 41,034 during the twelve months ended December 31, 2014, representing a compound annual growth rate of 43%. We measure full course equivalent enrollments in our clients' programs by determining, for each of the courses offered during a particular period, the number of students enrolled in that course multiplied by the percentage of the course completed during that period. Any individual student may be enrolled in more than one course during a period. From our inception through December 31, 2014, more than 12,300 unique individuals have enrolled as students in our clients' programs, and 83% of students who have entered these programs have either graduated or remain enrolled. By the time the last of these individuals graduate or leave our clients' programs, we estimate that they will have generated more than $695 million in total program tuition and fees for our clients.

        Our client relationships are characterized by close, ongoing collaboration with faculty and administration, as well as a deep integration between our clients' academic missions and operations and our Platform. Our compensation from our clients consists primarily of a specified share of the tuition and fees paid to our clients by students in the programs we enable, which we believe aligns our interests with those of our clients. This revenue model, combined with long contractual terms, enables us to make the investment in technology, integration, content production, program marketing, student and faculty support and other services necessary to create large, successful programs. In addition, our proprietary program-selection algorithm enables us to deploy capital with greater confidence as we can systematically identify universities and programs that we believe have the highest probability of success with our Platform.

        Our client contracts generally have initial terms between 10 and 15 years in length, and, since our inception, all of the clients that have engaged us remain active. In addition, in February 2015, the University of North Carolina at Chapel Hill's Kenan-Flagler Business School, which is our third client, elected as part of a broader amendment to their existing contract, to extend the initial term of that agreement for an additional 10 years. As part of this amendment, Kenan-Flagler also agreed to eliminate the majority of the exclusivity obligations contained in the original agreement with regard to our offering of competitive programs with other schools. We provided economic consideration to Kenan-Flagler as a part of this amendment, including agreeing to invest up to agreed upon levels in marketing the program, though the contractually specified revenue share percentage in the original agreement remained the same. With this amendment, Kenan-Flagler's contract with us now extends to 2030.

        A significant percentage of our annual revenue is related to students returning to our clients' programs after their first semester. In the twelve months ended December 31, 2014, 62% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

        We have achieved significant growth in a relatively short period of time. For the years ended December 31, 2014, 2013 and 2012, our revenue was $110.2 million, $83.1 million and $55.9 million, respectively. For the years ended December 31, 2014, 2013 and 2012, our net losses were $29.0 million, $28.0 million and $23.1 million, respectively, and our Adjusted EBITDA loss, a non-GAAP measure, was $14.8 million, $21.2 million and $18.8 million, respectively. For a reconciliation of Adjusted EBITDA loss to net loss, see "Selected Financial Data—Adjusted EBITDA."

Market Opportunity

        The global higher education industry is undergoing a significant transition. Due primarily to macroeconomic conditions, public higher education institutions in the United States and other countries in recent years have faced decreased governmental financial support and increased volatility in graduate enrollment rates. At the same time, we believe the long-term growth prospects of the global higher education industry are strong, as governments, corporations and individuals around the world are increasingly recognizing the importance of education in a knowledge-based economy.

        In addition, technology, and online learning in particular, is reshaping how institutions deliver and individuals access education. Rising rates of internet penetration, the rapid proliferation of mobile devices and the growth in cloud-based services are broadening the accessibility of educational content and services as well as the potential reach of educational institutions. As a result, colleges and universities are rethinking their operational and business models, determining how to incorporate technology-enabled offerings into their long-term growth strategies and seeking cost-effective ways to expand their academic reach.

  Rising Global Demand for Postsecondary Education

        Higher education is a large and well-established market, both in the United States and worldwide. In the United States alone, total revenue for all degree-granting postsecondary institutions was over $500 billion for the 2011-2012 academic year, according to a May 2014 report by the U.S. National Center for Education Statistics. The decade between 2000 and 2010 saw a 37% increase in enrollment in postsecondary degree granting institutions in the United States, from 15.3 million to 21.0 million, according to the U.S. Department of Education, and that number is expected to rise to 23.8 million by 2021, a further increase of 13%.

  Rapid Growth in Online Education

        The market for online postsecondary education has grown more rapidly than the overall postsecondary market, driven by the increased acceptance of online programs among students, academic institutions and employers, and the greater flexibility and convenience of many online programs. To date, the primary users of online education have been students enrolled in for-profit institutions, which we do not view as our competitors or part of the same industry given our focus on enabling leading nonprofit colleges and universities to deliver their high quality degree programs online.

        We believe that in the past, many nonprofit institutions lacked confidence that online programs could offer sufficient quality to align with their brands, market reputations and academic standards.

However, academic research, as well as our own experience, lead us to believe that academic outcomes in online environments are generally equivalent to or better than those in traditional face-to-face environments. We also believe nonprofit institutions have been hesitant to adopt new initiatives given that they lacked the capital, technological expertise and marketing capabilities necessary to build significant online operations. However, as technology has improved and online education initiatives have become more prominent, nonprofit colleges and universities are considering online education as a means to increase enrollments cost-effectively. According to a 2014 survey conducted by the Babson Survey Research Group of Babson College, 71% of chief academic officers indicated that online learning is critical to their school's long-term strategy, up from less than 50% in 2002.

  Challenges Faced by Providers of Postsecondary Education

        During this period of transition, providers of higher education are facing three fundamental challenges. First, institutions recognize that the shift in education towards digital media is altering the competitive landscape. The internet is allowing new forms of instructional content and courses to proliferate, and education service providers who are unable to navigate the online environment and offer a compelling value proposition to students may cede market share to their competitors.

        Second, many institutions recognize that they do not possess the human or technological resources necessary to implement a successful online learning strategy. Scaling degree programs online requires robust technology platforms and support services, significant expertise in digital marketing and recruiting, and the ability to create highly engaging multimedia content. These are resources that colleges and universities have traditionally not possessed.

        Third, many institutions face increasing financial challenges that prevent them from investing more heavily in developing technology-based solutions. In the United States, funding and endowment returns have declined in recent years. For example, in 2012, total state support for higher education declined by 7% to $81.1 billion, and increased only slightly to $81.6 billion in 2013, according to a 2013 annual report from the State Higher Education Executive Officers Association. Given this environment, institutions of higher education are actively looking for ways to increase revenue, such as by raising tuition or increasing enrollment.

  Our Opportunity

        We believe that an increasing number of institutions of higher education globally will implement online learning strategies to extend their reach and remain relevant to the needs of students. We believe we have a significant opportunity to help leading nonprofit colleges and universities implement and scale high quality online degree programs, as well as protect and deliver on the promise of their brands. We believe that the transition of the higher education market to cloud-based online delivery is just beginning, and that we are uniquely positioned to capture market share by delivering a compelling, value-producing Platform to these institutions. Our Platform provides nonprofit colleges and universities with the ability to capitalize on the disruptive forces of online education while extending the academic reach of their programs. By doing so, our clients are able not only to fulfill their missions but also to develop significant new sources of revenue through meaningful additional enrollments.

Our Approach

        Our Platform provides integrated cloud-based SaaS technology and technology-enabled services that enables leading nonprofit colleges and universities to deliver high quality online degree programs. The SaaS portion of our Platform is comprised of Online Campus and our operations applications. Online Campus supports a wide range of university functions, such as enabling high quality educational content, instructor-led classes averaging ten students per session in a live, intimate and engaging setting, and a rich social networking experience, all accessible through proprietary web-based and mobile applications. It also serves as a hub for student and faculty interaction, and incorporates a live, or synchronous, learning experience, with pre-produced, or asynchronous, educational content and dynamic social networking.

        Our clients use the operations applications within our Platform to expand, enable and support their online operations, and we integrate these applications with the various student information and other operating systems they use to manage functions within their institutions. These applications provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate our clients' programs. Our Platform also provides our clients with real-time data and deep analytical insight related to student performance and engagement, student and faculty satisfaction, and enrollment. We believe that the SaaS technology within our Platform is flexible, easy to use, highly scalable and characterized by a high level of availability and security.

        In conjunction with our cloud-based SaaS technology, we provide technology-enabled services that support the complete lifecycle of a higher education program. These include assisting our clients in developing engaging premium quality academic content that we host and deliver on our Online Campus, attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, facilitating in-program field placements, and obtaining state regulatory approvals. Our clients retain control of, and responsibility for, accreditation, admissions, financial aid, faculty, curriculum and the direct delivery of academic services such as teaching, grading and assessment.

        Using our Platform, our clients can:

  •
  Extend Institutional Mission and Reach.  Our Platform enables clients to extend their brands and fulfill their missions by delivering high quality education programs online to students anywhere in the world while maintaining their academic rigor and admissions standards. Through our Platform, clients are able to reach students who otherwise may not have been able to enroll in their programs, thereby furthering their marketplace recognition and extending their institutional presence beyond geographic limitations. By utilizing our Platform, one of our clients, a highly ranked institution that has traditionally drawn students primarily from its surrounding region, has graduated students who received instruction while residing in 49 states and 54 countries.

  •
  Increase Revenue.  Our Platform enables clients to increase their overall enrollments significantly, thereby growing their tuition revenue. Students who enroll in our clients' programs through our Platform generally pay the same tuition as on-campus students. As of December 31, 2014, one client's online program had nearly twice the number of students enrolled in the client's comparable on-campus program.

  •
  Increase Scalability.  Our Platform allows clients to extend beyond their physical boundaries and capacity constraints to scale programs without the investment typically required to acquire, educate and service incremental on-campus students. Before launching its program with us, one of our clients had approximately 850 students in its on-campus degree program, and that number remains approximately the same today. In December 2014, less than four years after launch, its online program had 839 students enrolled, increasing the client's total student population for this degree by over 98%. Our Platform also allows our clients to identify and employ highly qualified teaching faculty without geographic constraint.

  •
  Deliver a Differentiated, Engaging Learning Environment.  The Online Campus portion of our Platform leverages advanced software technology to enable highly interactive learning experiences. Instructors are able to lead live, intimate discussions in seminar-style classes with an average of ten students per session. Students are able to access Online Campus using proprietary web-based and mobile applications and engage with rich, multimedia-based educational content. We believe that this dynamic, interactive learning environment is more engaging and impactful than traditional educational environments or other approaches to online education, encouraging students to remain in our clients' programs through graduation. One of our clients graduated its first class of students in 2013 with a 100% graduation rate, and more than 97% of the students who have ever entered its online program have either graduated or remain currently enrolled.

  •
  Utilize Ongoing Data and Analytical Insight.  Our Platform enables clients to track the engagement and learning outcomes of their online students to a significantly greater degree than for their on-campus students. Through our analytics and reporting functions, clients can follow key data related to asynchronous student participation, class attendance, homework submission and overall engagement, and can provide timely intervention or support services as appropriate. This helps clients improve learning outcomes for their students.

  •
  Increase Speed to Market.  Our Platform enables institutions to implement and scale an online degree program faster than they could on their own. We work closely with our clients' faculty to develop engaging asynchronous multimedia course content, and apply our sophisticated digital marketing expertise to attract potential students for our clients' programs. Our clients do not need to spend time installing servers, networking equipment or other infrastructure to ensure a scalable, reliable program offering.

Our Strengths

        We believe the following to be our key strengths:

  •
  Robust, Differentiated Software and Services Platform.  We believe our Platform, comprised of robust cloud-based SaaS technology fused with technology-enabled services, is highly differentiated in the marketplace. The cloud-based SaaS technology within our Platform offers extensive features, high configurability, an intuitive user interface and the ability to support synchronous and asynchronous learning at scale. Our technology-enabled services are tightly integrated with our SaaS technology and together they provide a broad set of capabilities that would otherwise require the purchase of multiple, disparate point solutions.

  •
  Proven Track Record Delivering Solutions for Leading Higher Education Institutions.  We believe our track record of successfully implementing our Platform for leading nonprofit colleges and universities, together with the trust we have built with clients, create a significant competitive advantage. Additionally, we regularly conduct Net Promoter Score® surveys with the faculty and students in each of our client programs. Net Promoter Score is a commonly used measure of customer loyalty and satisfaction. We believe that the favorable scores received from both groups demonstrate that we deliver our Platform in an effective and user-friendly manner.

  •
  Proprietary, Data-Driven Approach to Growth.  Through our experience launching and operating programs with leading nonprofit colleges and universities, we have developed a proprietary program-selection algorithm to drive the process for identifying new programs and clients. Our algorithm draws on a wide variety of data sets including the operating history of our existing programs, and is based on key market variables, including the existing market size of a degree, potential student demographics and client characteristics. We believe our approach to identifying potential growth opportunities enables us to systematically identify degrees at colleges and universities that we believe have the highest probability of success. Not only does it enable us to deploy capital with greater confidence, it also provides our clients with greater assurance of, and visibility into, program success.

  •
  Dedicated Focus on Quality.  We prioritize quality by employing a "white glove" service model. We are committed to delivering the technology and services required to ensure that every student and faculty member is fully supported throughout the life of each program. This model is designed to enable our clients to deliver academic programs that align with their brands and produce positive student outcomes, not only in educational achievement but also in terms of graduation rates and other key measures of success. It is also designed to support student satisfaction with, and retention in, our clients' programs. Through December 31, 2014, 83% of students who have ever entered our clients' programs have either graduated or remain enrolled.

  •
  Attractive Financial Model with Significant Predictability and Visibility.  We believe our financial model delivers significant operating leverage and visibility. Given the long-term nature of our contracts, most of which have 10 to 15 year initial terms, though one is longer, we are able to benefit from increasing enrollments in clients' programs as those programs mature, leading to both revenue growth and expanding operating margins. In addition, we believe the significant portion of our revenue that is typically attributable to returning students contributes to the predictability and recurring nature of our business.

Our Growth Strategy

        We intend to continue our industry leadership as a provider of cloud-based SaaS technology and technology-enabled services that enable leading nonprofit colleges and universities to deliver education online. Our approach to growth is disciplined and focused on long-term success. The principal elements of our strategy are to:

  •
  Grow Our Client Base.  We intend to expand beyond our existing client base through two focused approaches:

  •
  Add Programs in New Academic Disciplines.  We believe there is a substantial opportunity for us to increase the size of our client base by adding graduate programs in new academic disciplines within our core market of selective colleges and universities. According to the U.S. Department of Education, during the 2012-2013 academic year, U.S. institutions of higher education offered graduate degrees in over 1,000 separate disciplines. Of these disciplines, 130 had more than 1,000 graduates in that year.

  •
  Expand Within Existing Academic Disciplines.  We are also actively targeting new graduate-level clients in academic disciplines where we have existing programs. We believe this approach will enable us to leverage our program marketing investments across multiple client programs within specific academic disciplines, expanding the number of students who can access high quality educations and significantly decreasing student acquisition costs within those disciplines.

  •
  Increase Enrollment and Add Programs and Program Offerings with Existing Clients.  We intend to continue to increase student enrollments within the existing programs we enable for our clients. We will seek to accomplish this by acquiring an increasing number of students for our clients' existing degree programs and by adding additional offerings within a program, as we have done for programs at clients including the University of Southern California, Georgetown University and Syracuse University. We have also been able to expand our relationships with clients by adding degree programs at the same university, as we have at the University of Southern California, the University of North Carolina at Chapel Hill and The George Washington University, among others.

  •
  Grow International, Doctoral and Undergraduate Presence.  We believe that there is significant graduate market demand for our Platform as colleges and universities worldwide seek to extend their brands by accessing the growing global market for higher education. Our existing client programs serve students in over 75 countries. In addition, we believe there is a meaningful opportunity to expand the high quality online education experiences we provide to doctoral students. In the longer-term, we also believe that our Platform could be used to offer additional high quality online education experiences to undergraduate students.

  •
  Continue to Innovate and Extend our Technological Leadership.  Our ability to deliver innovative technology for our clients has been central to our growth and success. We intend to increase the functionality of the cloud-based SaaS portion of our Platform and continue our investment in the development of new applications that extend our technological leadership.

Our Platform

        Our Platform consists of our cloud-based SaaS technology fused with technology-enabled services.

  Proprietary, Cloud-Based SaaS Technology

  Online Campus

        Our innovative online learning environment, Online Campus, enables our clients to offer high quality educational content together with instructor-led classes in a live, intimate and engaging setting, averaging ten students per session, all accessible through proprietary web-based and mobile applications. This virtual classroom experience is enhanced by extensive social networking capabilities that enable ongoing interaction and collaboration. Online Campus allows our clients to provide a personalized learning environment for faculty and students as well as a robust online educational community.

        Online Campus powers the following:

  •
  Virtual, Live Classes and Groups.  Online Campus enables a variety of live, small-group class sessions that are accessed online. Class sessions include a video feed of the instructor and each student, and each student has a "front row" seat in the virtual classroom. Through Online Campus, instructors can simultaneously lead group discussions, customize the virtual classroom to their individual styles and display a variety of documents, images, charts, notes and videos. Through December 31, 2014, Online Campus has hosted approximately 153,000 live class sessions. Online Campus also enhances collaboration by allowing students to interact during class sessions using face-to-face online interaction, establish breakout groups for student discussion and group work and share projects onscreen for group feedback. A recording of every live class is stored on Online Campus and made available to faculty and students for future reference. Additionally, Online Campus is available for students to collaborate in planned or ad hoc study or work groups, regardless of day or time.

  •
  Delivery of High Quality, Engaging Content.  Through Online Campus, we and our clients collaboratively create, publish and deliver video and other asynchronous content, interactive course lectures, individual and group assignments and assessments. We have developed technology solutions to augment our content delivery capabilities, including our Bi-Directional Learning Tool, a technology we initially created to facilitate the Socratic method of teaching law. This technology enhances interaction between a faculty member and students, both individually and as a group, by blending asynchronous content and real-time student responses in the online environment.

  •
  Dynamic Social Networking.  Online Campus provides an intuitive social interface that connects students to an extended network of faculty, other students, researchers and administrators who are a part of their university community. Some clients grant extended or lifelong access to Online Campus, so that their students are generally able to review course content and recorded class sessions from the courses they took. We provide users with fully customizable social profiles, multimedia postings and dynamic communication and notification tools designed to supplement the live classroom experience and promote meaningful relationships.

  Operations Applications

        Our clients use the operations applications within our Platform to expand, enable and support their online operations, and integrate those operations with their existing university systems. These applications provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate our clients' programs. In addition, these applications provide clients with real-time data and deep analytical insight related to student performance and engagement, student and faculty satisfaction, and enrollment.

        Our operations applications include the following:

  •
  Content Management System.  Our content management system enables us and our clients to author, review and deploy the asynchronous content for their online programs through Online Campus. The content management system includes a set of project management and collaboration tools that allow clients to seamlessly integrate the work of faculty with that of our course production and content development staff.

  •
  Admissions Application Processing Portal.  Our proprietary admissions application system, known as the Online Application and Recommendation System, or OARS, automates the online admissions application process for prospective students of our clients' programs. OARS is integrated with the primary marketing site for each program, directly funneling prospective students into each client's existing admissions application process and providing automated workflow for that process. Additionally, our system automates faculty review and student notification to improve the efficiency of these processes.

  •
  Customer Relationship Management.  We have developed customer relationship management deployments configured for each client's specific program characteristics. Each deployment serves as the data hub for scheduling, student acquisition, student application, faculty admissions review, enrollment and student support for each program. Our clients and our staff, as appropriate, can review, maintain and track this information to ensure that functions driven both by the client and by us are properly coordinated.

  Technology-Enabled Services

        We offer a comprehensive suite of technology-enabled services that support the complete lifecycle of a higher education program. These services include the following:

  •
  Content Development.  Leveraging our content management system, our content development staff works closely with our clients' faculty in a collaborative process to produce high quality, engaging online coursework and content. We produce scripted and casual videos in studio and on location, transform static content into interactive materials and ultimately assemble customized online course materials for delivery through our Online Campus. While our clients retain control of and responsibility for the curricula, we work closely with them to present the content in a highly engaging manner.

  •
  Student Acquisition.  Leveraging our customer relationship management deployments and other technology within our Platform, we provide dedicated program marketing services to drive applications for each client program. Our program-specific marketing teams develop creative assets, such as websites related to the fields of study of our clients' programs, and execute campaigns aimed at acquiring students cost-effectively. Our search engine optimization team supports our prospective student generation efforts across all of our clients' programs. Our campaigns are focused on finding the right prospective student at the right time in his or her search.

  •
  Dedicated "White Glove" Service.  High quality student and faculty support is a central pillar of our bundled service offering. We are committed to delivering the technology and services required to ensure that every student and faculty member is fully supported throughout the life of each program. Some of the key services we provide include:

  •
  Admissions Application Advising:    Leveraging our customer relationship management deployments and other technology within our Platform, our program-dedicated teams work with prospective students as they consider and apply to a client program. Once a student has submitted a completed admissions application package through the OARS portal, it is routed to and reviewed by the university admissions office, which renders the final admission decision.

    •
    Student and Faculty Support:    We augment each student's academic experience by assigning a dedicated advisor to provide ongoing individualized non-academic support. We also provide a dedicated support team that supports and trains university administration and faculty on how to use Online Campus and other components of our Platform to facilitate outstanding live instruction.

    •
    Accessibility:    For students with disabilities, we are able to facilitate accessibility across our Platform. These include providing screen-reading technology, captioning, subtitling and voice-over descriptions for asynchronous content, and sign language interpretation and real time captioning for live classes.

    •
    In-Program Student Field Placements:    Our field placement team is dedicated to securing in-program field placement opportunities for students enrolled in our clients' programs. Leveraging a geo-location database within our Platform, we work closely with faculty to identify and approve sites that meet curriculum requirements. Through December 31, 2014, our placement team has facilitated more than 20,000 individual in-program field placements in approximately 14,000 organizations around the world.

    •
    State Authorization Services.    Each online program a client offers using our Platform must comply with state authorization requirements in each state where the students enrolled in the program reside. We work with most of our clients to identify and satisfy state authorization requirements.

Technology

        The cloud-based SaaS technology within our Platform is designed to deliver an exceptional end-user experience in a secure environment. To increase the speed at which we develop and enhance our solutions, we use open-source technology and custom development of our own instructional design tools and learning components.

        Our technology stack resides completely in the cloud, with a high level of security and horizontal scalability. We work with Amazon Web Services, our cloud hosting provider, to ensure high levels of redundancy and general preparedness. We have the ability to manage hundreds of server instances in Amazon Web Services and elsewhere through our automated deployment technologies.

        Our application programming interface, or API, is at the core of all of the SaaS technology within our Platform providing a standardized way to provision, manage, engage and deliver content to students, faculty and administrators. The API supports advanced analytics that allow us to search and analyze student usage data to evaluate course content, inform continuous technology development and improve user experiences. The API manages authentication and access for our entire technology stack and is designed to manage and interface with new technologies as they are introduced.

        Our development process follows best practices in web security, including formal design reviews by operations security consultants, threat modeling and risk assessments. All deployed software undergoes recurring penetration testing performed by certified industry experts. Our security risk assessment reviews begin during the design phase and continue through ongoing operations.

        All of the applications and application components within our SaaS technology are designed from the ground up to produce significant, readable and interpretable data to centralized systems in the form of monitors and logs that allow us to proactively identify and mitigate potential capacity, performance and security issues. We design our SaaS technology to industry security standards as well as requirements set out in current applicable regulations and standards.

Program Marketing and Sales

        We dedicate the bulk of our program marketing and sales efforts to acquiring students for our clients' programs, and have developed highly sophisticated internet-based program marketing and student acquisition capabilities. Our model is not dependent on launching a large number of new programs per year, either with new or existing clients. Accordingly, we do not maintain a sales force targeted at new client or program acquisition. Rather, our new clients and programs are largely generated through a direct approach by our senior management to selected colleges and universities. We use a proprietary program selection algorithm to develop our pipeline of target clients. This data-centric model uses internally generated, publicly available and purchased data on market size, selectivity, student demographics, competition and other factors to identify combinations of colleges and universities and programs we believe will have the best prospects of long-term success.

Clients

        Most of our client contracts have initial terms of 10 to 15 years, though one is longer, and do not include termination rights for convenience. Most contracts impose liquidated damages for a client's non-renewal, unless the client otherwise terminates due to our uncured breach. Each of our clients owns all of the academic content that we help them develop, although we are generally not obligated to develop content that will be functional anywhere but within Online Campus.

        Our contracts also set forth the parties' respective rights to offer competitive programs. For example, some contracts permit us to offer competitive programs with other schools whose potential students are not academically qualified or otherwise interested in the program we offer with our client. Other contracts prohibit us from offering competitive programs with a specific list of schools, whether a certain number as listed on U.S. News & World Report's "best" schools list or a specifically enumerated list of schools negotiated with our client. In addition, any limitation on our ability to offer competitive programs becomes inapplicable if a client either refuses to scale the program to accommodate all students qualifying for admission into the program, or raises the program admissions standards above those at the time of contract execution. In addition, our contracts generally prohibit our clients from offering any online competitive program. Our more recent contracts do not restrict our ability to offer competitive programs.

        Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the years ended December 31, 2014, 2013 and 2012, 55%, 69% and 78%, respectively, of our revenue was derived from these two programs. We expect USC will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

        We have contracts with the USC Rossier School of Education, or Rossier, to enable a Master of Arts in Teaching program, or MAT program, and with the USC School of Social Work to enable a Master of Social Work program. Under our contracts with each of Rossier and the School of Social Work, we are entitled to a specified percentage of the net program proceeds. With Rossier, we are eligible for an increased percentage of net program proceeds if the net program proceeds exceed a specified level. We advanced funds to Rossier to help fund the startup of the MAT program, and these advanced amounts were subject to recoupment against portions of the net program proceeds under specified conditions. These two contracts each provide for an initial term of ten years, automatic renewal for successive three-year terms unless either party gives one-year notice of non-renewal, and liquidated damages if Rossier or the School of Social Work, as the case may be, fails to renew its respective contract after any term. Both contracts include a mutual restriction from developing competitive programs during the term of the contract, subject to specified exceptions. These exceptions include our development of programs that target students who may not otherwise be qualified for acceptance into the applicable program. These exclusivity obligations may be terminated or limited under specified circumstances.

        Our program with the Georgetown University School of Nursing and Health Studies accounted for 14% and 16% of our revenue for the years ended December 31, 2014 and 2013, respectively.

Competition

        The overall market for technology solutions that enable higher education providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of students and educators and frequent introductions of new methods of delivering education online. Several competitors provide solutions that compete with some of the capabilities of our Platform. Two such competitors, EmbanetCompass and Deltak, were acquired in 2012 by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, nonprofit colleges and universities may elect to continue using or develop their own online learning solutions in-house.

        We expect that the competitive landscape will change as the market for online college programs at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:

  •
  brand awareness and reputation;

  •
  robustness of technology offering;

  •
  breadth and depth of service offering;

  •
  ability to invest in program start-up costs;

  •
  expertise in program marketing, student acquisition and student retention;

  •
  quality of user experience;

  •
  ease of deployment and use of solutions;

  •
  level of customization, configurability, security, scalability and reliability of solutions; and

  •
  quality of client base and track record of performance.

        We believe we compete favorably on the basis of these factors. Our ability to remain competitive will depend, to a great extent, upon our ability to consistently deliver high quality technology solutions, meet client needs for content development, and acquire, support and retain students.

Intellectual Property

        We protect our intellectual property by relying on a combination of copyrights, trademarks, trade secrets, patent applications and contractual agreements. For example, we rely on trademark protection in the United States and various foreign jurisdictions to protect our rights to various marks, including 2U, NO BACK ROW, and other distinctive logos associated with our brand. We also have two patent applications pending in the United States, which are directed to computer-implemented processes that facilitate asynchronous student responses to teacher questions.

        We ensure that we own intellectual property created for us by signing agreements with employees, independent contractors, consultants, companies, and any other third party that creates intellectual property for us that assign any intellectual property rights to us.

        Portions of our Platform rely upon third-party licensed intellectual property.

        We have also established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements with employees, independent contractors, consultants and companies with which we conduct business.

        We continue to evaluate developing and expanding our intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally.

        For important additional information related to our intellectual property position, please review the information set forth in "Risk Factors—Risks Related to Intellectual Property."

Education Laws and Regulations

        The higher education industry is heavily regulated. Institutions of higher education that award degrees and certificates to signify the successful completion of an academic program are subject to regulation from three primary entities: the U.S. Department of Education, or DOE, accrediting agencies and state licensing authorities. Each of these entities promulgates and enforces its own laws, regulations and standards, which we refer to collectively as education laws.

        We contract with postsecondary institutions that are subject to education laws. In addition, we ourselves are required to comply with certain education laws as a result of our role as a service provider to institutions of higher education, either directly or indirectly through our contractual arrangements with clients. Our failure, or that of our clients, to comply with education laws could adversely impact our operations. As a result, we work closely with our clients to maintain compliance with education laws.

  Federal Laws and Regulations

        Under the Higher Education Act of 1965, as amended, or the HEA, institutions offering postsecondary education must comply with certain laws and related regulations promulgated by the DOE in order to participate in the Title IV federal student financial assistance programs. All of our clients participate in the Title IV programs.

        The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every five to seven years. The re-authorization process is currently under way.

        The re-authorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our clients. In addition, the DOE is independently conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. The DOE also frequently issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. DOE guidance is subject to frequent change and may impact our business model.

        Although we are not considered an institution of higher education and we do not directly participate in Title IV programs, we are required to comply with certain regulations promulgated by the DOE as a result of our role as a service provider to institutions that do participate in Title IV programs. These include, for example, regulations governing student privacy under Family Educational Rights and Privacy Act, or FERPA. The most material obligations stem from new rules and revisions to existing regulations promulgated by the DOE in 2010 as part of the so-called "program integrity" rules.

        While the program integrity rules were targeted at for-profit institutions of higher education, most apply equally to traditional colleges and universities such as our clients, and they apply in particular to institutions contracting with outside vendors to provide services, particularly in connection with distance education. These rules include principally the incentive compensation rule, the misrepresentation rule, the written arrangements rules and state authorization requirements. Many of the program integrity rules were subsequently challenged, but survived, largely intact, in 2012 in a decision issued by the U.S. Court of Appeals for the District of Columbia, Association of Private Sector Colleges and Universities v. Duncan. The more significant program integrity rules applicable to us or our clients are discussed in further detail below.

  Incentive Compensation Rule

        The HEA provides that any institution that participates in the Title IV federal student financial assistance programs must agree with the DOE that the institution will not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities.

        As part of the program integrity rules, the DOE issued revised regulations regarding incentive compensation effective July 1, 2011. Under the revised regulations, each higher education institution agrees that it will not "provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of title IV, HEA program funds." Pursuant to this rule, we are prohibited from offering our covered employees, which are those involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution.

        In addition, the revised rule initially raised a question as to whether our company itself, as an entity, is prohibited from entering into tuition revenue-sharing arrangements with clients. On March 17, 2011, the DOE issued official agency guidance, known as a "Dear Colleague Letter," or the DCL, providing guidance on this point. The DCL states that "[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided" and that "[t]his is true regardless of the manner in which the entity compensates its employees." But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, the DOE does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an "unaffiliated third party" that provides a set of "bundled services" that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a "possible business model" developed "with the statutory mandate in mind." Example 2-B describes the following as a possible business model:

          "A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, and student career counseling. The institution may pay the entity an amount based on tuition generated for the institution by the entity's activities for all the bundled services that are offered and provided collectively, as long as the entity does not make prohibited compensation payments to its employees, and the institution does not pay the entity separately for student recruitment services provided by the entity."

        The DCL guidance indicates that that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE's regulations. Our business model and contractual arrangements with client institutions closely follow Example 2-B in the DCL. In addition, we assure that none of our "covered employees" is paid any bonus or other incentive compensation in violation of the rule.

        Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a DCL and is not codified by statute or regulation, the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our clients, or in action that does not involve us at all. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court could require us to change our business model.

  Misrepresentation Rule

        The HEA prohibits an institution that participates in the Title IV programs from engaging in any "substantial misrepresentation" regarding three broad subject areas: (1) the nature of the school's education programs, (2) the school's financial charges and (3) the employability of the school's graduates. In 2010, as part of the program integrity rules, the DOE revised its regulations in order to significantly expand the scope of the misrepresentation rule. Although some of the DOE's most expansive amendments to the misrepresentation rule were overturned by the courts in 2012, most of the 2010 amendments survived and remain in effect.

        Under the new rule, "misrepresentation" is defined as any false, erroneous or misleading statement, written, visual or oral. This includes even statements that "have the likelihood or tendency to deceive." Therefore, a statement need not be intentionally deceitful to qualify as a misrepresentation. "Substantial misrepresentation" is defined loosely as a misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person's detriment.

        The new regulation also expands the scope of the rule to cover statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just to students or prospective students.

        Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties. Similar rules apply under state laws or are incorporated in institutional accreditation standards. As a result, we and our employees and subcontractors, as agents of our clients, must use a high degree of care to comply with the misrepresentation rule and are prohibited by contract from making any false, erroneous or misleading statements about our clients. To avoid an issue under the misrepresentation rule, we assure that all marketing materials are approved in advance by our clients before they are used by our employees and we carefully monitor our subcontractors.

  Accreditation Rules and Standards

        Accrediting agencies primarily examine the academic quality of the instructional programs of an educational institution, and a grant of accreditation is typically viewed as confirmation that an institution or an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission. The DOE also relies on accrediting agencies to determine whether institutions' educational programs qualify the institutions to participate in Title IV programs.

        In addition to institutional accreditation, colleges and universities may require specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited, and require individuals to have graduated from accredited programs in order to sit for professional license exams. Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by the DOE, assists graduates to practice or otherwise secure appropriate employment in their chosen field. Common fields of study subject to programmatic accreditation include teaching and nursing.

        Although we are not an accredited institution and are not required to maintain accreditation, accrediting agencies are responsible for reviewing an accredited institution's third-party contracts with service providers like us and may require an institution to obtain approval from or to notify the accreditor in connection with such arrangements. One purpose of the notification and approval requirements is to verify that the accredited institution remains responsible for providing academic instruction leading to a credential and provides oversight of other activities undertaken by third parties like us that are within the scope of its accreditation. We work closely with our clients to assure that the standards of their respective accreditors are met and are not adversely impacted by us.

        Accrediting agencies are also responsible for assuring that any "written arrangements" to outsource academic instruction meet accrediting standards and related regulations of the DOE. Our operations are generally not subject to such "written arrangements" rules because academic instruction is provided by our client institutions and not by us.

  State Laws and Regulations

        Each state has at least one licensing agency responsible for the oversight of educational institutions operating within its jurisdiction. Continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas or certificates in those states. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs. The level of regulatory oversight varies substantially from state to state.

        We and our clients may be subject to regulation in each state in which we or they own facilities, provide distance education or recruit students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, recruiting practices and financial policies. The need to comply with applicable state laws and regulations may limit or delay our ability to market programs or offer new degree programs of our clients.

        State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are outmoded. In addition, the interpretation of state authorization regulations is subject to substantial discretion by the state agency responsible for enforcing the regulations. Some states have enacted legislation or issued regulations that specifically address online educational programs, some of which may affect our operations.

        As part of the program integrity rules, the DOE required, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to the DOE upon request. This regulation dramatically increased the importance of state authorization because failure to obtain it could result in an obligation to return federal funds received by an institution. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of regulations requiring proof of state approval for online education programs on procedural grounds, and that holding was upheld by the United States Court of Appeals for the District of Columbia Circuit. However, on November 19, 2013, the DOE announced that it would consider issuing new regulations regarding state authorization for programs offered through distance education. As a result, the DOE is expected to reinstate the 2010 rule in 2015, and may create new compliance obligations for institutions that offer online educational programs in the U.S. and abroad. DOE rulemaking to consider these and other issues is presently underway and is expected to be completed by or before 2016.

        We monitor state law developments closely and work closely with our clients to assist them with obtaining any required approvals.

  Other Laws

        Our activities on behalf of institutions are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the Federal Trade Commission, as well as federal and state data protection and privacy requirements.

Employees

        As of December 31, 2014, we had 708 full-time employees and 76 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Facilities

        We lease approximately 68,000 square feet of space for our corporate headquarters in Landover, Maryland pursuant to a lease that expires in July 2018. We also lease an aggregate of approximately 31,000 square feet of space in New York, Los Angeles, Chapel Hill and Hong Kong. We sublease a portion of this office space to third parties. We are currently evaluating options for additional space in Landover and New York as needed to accommodate our growth, and we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Legal Proceedings

        From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings, nor are we a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the factors discussed in the "Special Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.

Risks Related to Our Business Model, Our Operations and Our Growth Strategy

We have a limited operating history, which makes it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future.

        We were incorporated in 2008 and launched our first client program in 2009. We are currently engaged by 11 colleges and universities to enable 15 programs that have launched and in which students have enrolled. Five of these programs launched in 2013, four programs and a dual degree between an additional university client and one of our existing clients launched in 2014, and two programs launched in 2015. We have also announced three new graduate programs with two current university clients and one new university client that we expect to launch later in 2015. As a result of our limited operating history, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry. If our assumptions regarding these risks and uncertainties are incorrect or change due to factors impacting our targeted markets, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

        We incurred net losses of $29.0 million, $28.0 million and $23.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs and increase our program marketing and sales efforts to drive the acquisition of potential students in these programs. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

Our business depends heavily on the adoption by colleges and universities of online delivery of their programs. If we fail to attract new colleges and universities as clients, our revenue growth and profitability may suffer.

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

Our financial performance depends heavily on our ability to acquire qualified potential students for our clients' programs, and our ability to do so may be affected by circumstances beyond our control.

        Building awareness of our clients' programs is critical to our ability to acquire prospective students for our clients' programs and generate revenue. A substantial portion of our expenses is attributable to program marketing and sales efforts dedicated to attracting potential students to our clients' programs. Because we generate revenue based on a portion of the tuition and fees that our clients collect from the students enrolled in their programs, it is critical to our success that we identify prospective students who meet our clients' admissions criteria in a cost-effective manner, and that enrolled students remain active in our clients' programs.

        The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining student enrollment in our clients' programs in a cost-effective manner or at all:

  •
  Negative perceptions about online learning programs.  As a non-traditional form of education delivery, prospective students will subject our clients' online degree programs to increased scrutiny. Online learning programs that we or our competitors offer may not be successful or operate efficiently, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online programs in general are not an effective way to educate students, whether or not our clients' programs achieve satisfactory performance, which could make it difficult for us to successfully attract prospective students for our clients' programs. Students may be reluctant to enroll in online programs for fear that the learning experience may be substandard, that employers may be averse to hiring students who received their education online, or that organizations granting professional licenses or certifications may be reluctant to grant them based on degrees earned through online education.

  •
  Ineffective program marketing efforts.  We invest substantial resources in developing and implementing data-driven program marketing strategies that focus on identifying the right potential student at the right time. Our program marketing efforts make substantial use of search engine optimization, paid search and custom website development and deployment. If our execution of this strategy proves to be inefficient or unsuccessful in generating a sufficient quantity of high quality prospective students, or if the costs associated with the execution of this strategy increase, our revenue could be adversely affected.

  •
  Damage to client reputation.  Because we market a specific client degree program to potential students, the reputations of our clients are critical to our ability to enroll students. Many factors affecting our clients' reputations are beyond our control and can change over time, including their academic performance and ranking among nonprofit educational institutions offering a particular degree program.

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

  •
  Our lack of control over our clients' admissions decisions.  Even if we are able to identity prospective students for a program, there is no guarantee that students will be admitted to that program. Our clients retain complete discretion in their admissions decisions, and any changes to admissions standards, or inconsistent application of admissions standards, could affect student enrollment and our ability to generate revenue.

  •
  Inability of students to secure funding.  Like traditional college and university students, many of the students in our clients' programs rely heavily on the availability of third-party financing to pay for the costs of their educations, including tuition. This tuition assistance may include federal or private student loans, scholarships and grants, or benefits or reimbursement provided by the students' employers. Any developments that reduce the availability of financial aid for higher education generally, or for our clients' programs in particular, could impair students' abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.

  •
  General economic conditions.  Student enrollment in our clients' programs may be affected by changes in the U.S. economy and, to a lesser extent, by global economic conditions. An improvement in economic conditions in the United States and, in particular, an improvement in the U.S. unemployment rate, may reduce demand among potential students for higher educational services, as they may find adequate employment without additional education. Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor higher educational opportunities for their employees or discourage existing or potential students from pursuing higher education due to a perception that there are insufficient job opportunities, increased economic uncertainty or other factors, any of which could adversely impact our ability to attract qualified students to our clients' programs. If one or more of these factors reduces student demand for our clients' programs, enrollment could be negatively affected, our costs associated with student acquisition and retention could increase, or both, any of which could materially compromise our ability to grow our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to engage additional clients for new programs, which would negatively impact our ability to expand our business.

Disruption to or failures of the SaaS technology within our Platform could reduce client and student satisfaction with our clients' programs and could harm our reputation.

        The performance and reliability of the SaaS technology within our Platform is critical to our operations, reputation and ability to attract new clients, as well as our student acquisition and retention efforts. Our clients rely on this technology to offer their programs online, and students access this technology on a frequent basis as an important part of their educational experience. Accordingly, any errors, defects, disruptions or other performance problems with the SaaS technology within our Platform could damage our or our clients' reputations, decrease student satisfaction and retention and impact our ability to attract new students and clients. If any of these problems occur, our clients may, following notice and our failure to cure, terminate their agreements with us, or make indemnification or other claims against us. In addition, sustained or recurring disruptions in the SaaS technology within our Platform could adversely affect our and our clients' compliance with applicable regulations and accrediting body standards.

Our market may be limited based on the types of nonprofit colleges and universities we target for online degree programs.

        We primarily market our Platform to selective nonprofit colleges and universities, a market that is necessarily limited. Some of the contracts we enter into with our clients contain limitations on our ability to contract with other institutions to offer the same degree program, and maintaining good relations with our clients may mean that we may be less likely to approach certain institutions that they regard as their direct competitors to offer similar programs, even if we are allowed to do so under our contracts. Moreover, because of the long-term nature of our client contracts, and because of the relationships of trust we strive to build with our current clients, we generally will not be able or willing to terminate our existing client relationships to pursue a competitive program with another college or university, even if it may prove to be more profitable to us. Instead, we may continue with a program that does not generate expected levels of revenue to us, or one from which we may not be able to fully recover the program marketing and sales expenses we incur in attracting students to enroll in the program, if, for example, the client limits enrollment in the program. As a result, the nature of our contracts and our relationships with our clients could restrict the overall revenue potential of our business.

We have agreed to incur, and we may incur in the future, costs to terminate the exclusivity obligations in some of our client contracts.

        Some of our client contracts, particularly our earliest contracts, limit our ability to enable competitive programs with other schools. We have determined that enabling one or more of these contractually prohibited competitive programs is desirable within our business strategy. As a result, we have agreed with certain clients to incur costs to eliminate some or all of the exclusivity obligations in their contracts with us. We have also agreed with one client to invest up to agreed upon levels in marketing to achieve specified program performance.

        We may determine in the future that enabling additional contractually prohibited competitive programs is desirable, and we may therefore agree with additional clients to incur costs to reduce or eliminate the exclusivity obligations contained in their contracts with us.

        If the competitive programs we ultimately enable fail to reach scale or cannot be scaled at a reasonable cost, or if we need to incur costs to prevent the original client programs from suffering as a result of our offering competitive programs, our ability to grow our business and achieve profitability would be impaired.

Our clients may disagree with our decision to offer competitive programs pursuant to the contracts we have with them.

        Our contracts with our clients include terms addressing the parties' respective rights to offer competitive programs. For example, some of our contracts permit us to offer competitive programs with other schools whose potential students are not academically qualified or otherwise interested in the program we offer with that client. Some of our other contracts prohibit us from offering competitive programs with specific schools. In addition, any contract limitations on our ability to offer competitive programs are inapplicable if our client either refuses to scale the program to accommodate all students qualifying for admission into the program, or raises the program admissions standards above those described in the contract at the time it was executed. If we elect to offer competitive programs in reliance on these contractual provisions, our clients may disagree with our interpretation of those provisions or with our interpretation of the facts surrounding our decision to offer a competitive program. Any disagreement with our clients over our decision to offer competitive programs could result in claims for breach of contract and equitable relief, and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.

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

        The sales cycle for a new degree program often spans one year or longer. In addition, our sales cycle can vary substantially from program to program because of a number of factors, including the client's approval processes or disagreements over the terms of our offerings. We spend substantial effort and management resources on our new program sales efforts without any assurance that our efforts will result in the launch of a new program. If we invest substantial resources pursuing unsuccessful program opportunities, we may forego other more profitable client relationships, which would harm our operating results and growth.

To launch a new program, we must incur significant expense in technology and content development, as well as program marketing and sales, to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.

        To launch a new program, we must integrate components of our Platform with the various student information and other operating systems our clients use to manage functions within their institutions. In addition, our content development staff must work closely with that client's faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process of launching a new program is time-consuming and costly and, under our agreements with our clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue. Additionally, during the life of our client agreements, we are responsible for the costs associated with continued program marketing, maintaining the SaaS technology within our Platform and providing non-academic and other support for students enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a client, and there is no guarantee that we will ever recoup these costs.

        Because our client agreements provide that we receive a fixed percentage of the tuition that the clients receive from the students enrolled in their programs, we only begin to recover these costs once students are enrolled and begin paying tuition. The time that it takes for us to recover our investment in a new program depends on a variety of factors, primarily the level of our student acquisition costs and the rate of growth in student enrollment in the program. We estimate that, on average, it takes approximately four to five years after engagement with a client to fully recover our investment in that client's new program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the client ceasing or significantly curtailing a program before we are able to fully recoup our investment. As a result, we may ultimately be unable to recover the full investment that we make in a new program or achieve our expected level of profitability for the program.

If programs with new and existing clients are not quickly and efficiently scaled up, our reputation and our revenue will suffer.

        Our continued growth and profitability depends on our and our clients' ability to successfully scale newly launched programs with our clients. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team and our technology and content development teams. If we cannot adequately train these new employees, we may not be successful in acquiring potential students for our clients' programs, which would adversely impact our ability to generate revenue, and our clients and the students in their programs could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new client programs, our clients' and their students' experiences with our Platform may suffer, which could damage our reputation among colleges and universities and their faculty and students.

        In addition, if our clients cannot quickly develop the infrastructure and hire sufficient faculty and administrators to handle growing student enrollments, our clients' and their students' experiences with our Platform may suffer, which could damage our reputation among colleges and universities and their faculty and students.

        Our ability to effectively manage any significant growth of new programs and increasing student enrollment will depend on a number of factors, including our ability to:

  •
  satisfy existing students in, and attract and enroll new students for, our clients' programs;

  •
  assist our clients in recruiting qualified faculty to support their expanding enrollments;

  •
  assist our clients in developing and producing an increased volume of course content;

  •
  successfully introduce new features and enhancements and maintain a high level of functionality in the SaaS technology within our Platform; and

  •
  deliver high quality support to our clients and their faculty and students.

        Establishing new client programs or expanding existing programs will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses and reallocate other resources. If student enrollment in our clients' programs does not increase, if we are unable to launch new programs in a cost-effective manner or if we are otherwise unable to manage new client programs effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions and the satisfaction of our clients and their students could suffer.

Our financial performance depends heavily on student retention within our clients' programs, and factors influencing student retention may be out of our control.

        Once a student is enrolled in a clients' program, we and our clients must retain the student over the life of the degree program to generate ongoing revenue. Our strategy involves offering high quality support to students enrolled in our clients' programs to support their retention. If we do not help students quickly resolve any educational, technological or logistical issues they encounter, otherwise provide effective ongoing support to students or deliver the type of high quality, engaging educational content that students expect, students may withdraw from the program, which would negatively impact our revenue.

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

  •
  Lack of support from client faculty members.  It takes a significant time commitment and dedication from our clients' faculty members to work with us to develop course content designed for an online learning environment. Our clients' faculty may be unfamiliar with the development and production process, may not understand the time commitment involved to develop the course content, or may otherwise be resistant to changing the ways in which they present the same content in an on-campus class. Our ability to maintain high student retention will depend in part on our ability to convince our clients' faculty of the value in the time and effort they will spend developing the course program. Lack of support from faculty could cause the quality of our clients' programs to decline, which could contribute to decreased student satisfaction and retention.

  •
  Student dissatisfaction.  Enrolled students may drop out of our clients' programs based on their individual perceptions of the value they are getting from the program. For example, we may face retention challenges as a result of students' dissatisfaction with the quality of course content and presentation, dissatisfaction with our clients' faculty, changing views of the value of our clients' programs and degrees offered and perceptions of employment prospects following completion of the program. Factors outside our control related to student satisfaction with, and overall perception of, a program may contribute to decreased student retention rates for that program.

  •
  Personal factors.  Factors impacting a student's willingness and ability to stay enrolled in a program include personal factors, such as ability to continue to pay tuition, ability to meet the rigorous demands of the program, and lack of time to continue classes, all of which are generally beyond our control.

        Any of these factors could significantly reduce the revenue that we generate from a client's program, which would negatively impact our return on investment for the particular program, and could compromise our ability to grow our business and achieve profitability.

We currently have, and for the foreseeable future expect to continue to have, a small number of clients, and therefore we expect the loss, or material underperformance, of any one client could hurt our future financial performance.

        We are currently engaged by 11 colleges and universities to enable 15 existing programs that have launched and in which students have enrolled. We have also announced three new graduate programs with two current university clients and one new university client that we expect to launch later in 2015. For the foreseeable future, we expect to launch a small number of new graduate degree programs per year. As a result of this small number of programs, the material underperformance of any one program, including the failure to increase student enrollment in a program, or any decline in the ranking of one of our clients' programs or other impairment of their reputation, could have a disproportionate effect on our business. Additionally, because we rely on our own reputation for delivering high quality online programs and recommendations from existing clients to attract potential new clients, the loss of any single client program, or the failure of any client to renew its agreement with us upon expiration, could impair our ability to pursue our growth strategy and ultimately to become profitable.

A significant portion of our revenue is currently attributable to programs with the University of Southern California. The loss of, or a decline in enrollment in, either of these programs could significantly reduce our revenue.

        Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the years ended December 31, 2014 and 2013, 55% and 69%, respectively, of our revenue was derived from these two programs. We expect that USC will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels. Any decline in USC's reputation, any increase in USC's tuition, or any changes in USC's policies could adversely affect the number of students that enroll in these two programs. Further, the faculty or administrators of these two schools could become resistant to offering their online programs through our Platform, making it more difficult for us to attract and retain students. These graduate schools are not required to expand student enrollment in their online programs and, upon the expiration of their contracts, they are not required to continue using us as the provider of their online programs. If either of these programs were to materially underperform for any reason or to terminate or not renew their relationships with us, it would significantly reduce our revenue.

If our security measures are breached or fail and result in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.

        Maintaining security of the SaaS technology within our Platform is of critical importance for our clients because it stores and transmits proprietary and confidential university and student information, which may include sensitive personally identifiable information that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to the SaaS technology within our Platform, including unauthorized activity and access, system viruses, worms, malicious code and organized cyberattacks, any of which could breach our security and disrupt our solutions and our clients' programs. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new clients and students, cause existing clients to scale back their programs or elect not to renew their agreements, cause prospective students not to enroll or students to stay enrolled in our clients' programs, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

        We have experienced rapid growth in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our program marketing and sales personnel, technology team, finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to manage this expansion of our business efficiently, our costs and expenses may increase more than we plan and we may not successfully expand our client base, enhance our Platform, develop new programs with new and existing clients, attract a sufficient number of qualified students in a cost-effective manner, satisfy the requirements of our existing clients, respond to competitive challenges or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.

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

        A number of competitive factors could cause us to lose potential client opportunities or force us to offer our solutions on less favorable economic terms, including

  •
  competitors may develop service offerings that our potential clients find to be more compelling than ours;

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

        The precise impact of these negative public perceptions on our current and future business is difficult to discern. If these few situations, or any additional misconduct, cause all online learning programs to be viewed by the public or policymakers unfavorably, we may find it difficult to enter into or renew contracts with selective colleges and universities or attract additional students for our clients' programs. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our opportunity to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our client base and grow our clients' programs, which would make it difficult to continue to grow our business.

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

        Our future success also depends heavily on the retention of our program marketing and sales, technology and content development and support teams to continue to attract and retain qualified students in our clients' programs, thereby generating revenue for us. In particular, our highly-skilled technology and content development employees provide the technical expertise underlying our bundled technology-enabled services that support our clients' programs and the students enrolled in these programs. Competition for these employees is intense. As a result, we may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with clients, loss of expertise or know-how and unanticipated recruitment and training costs.

If certain awards under our stock plans are deemed to have not expired in accordance with their terms, we could be liable to certain award holders for substantial amounts.

        Each of our 2008 Stock Incentive Plan and 2014 Equity Incentive Plan provide that vested stock option awards issued under those plans expire upon the occurrence of certain events. For example, each plan provides, among other things, that stock options expire and are no longer exercisable upon the earlier to occur of 90 days after a separation of service, or, depending on the specific circumstances of the grantee, 5 or 10 years after the grant date. Award recipients under these plans have failed and may fail in the future to exercise their stock options within the prescribed time frame or may otherwise fail to comply with terms and conditions of the plans or the corresponding award agreements resulting in the expiration of those option awards. Award recipients with expired option awards have disagreed and may disagree in the future with our or our Compensation Committee's interpretation of the provisions in the plans or the award agreements. Any disagreement between us and holders of expired option awards regarding the expiration of those awards under the terms of the plan or award agreements could result in claims for breach of contract and other claims that could subject us to costly litigation that could require management time and involvement, regardless of whether such claims have merit.

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

Our employees located outside of the United States and the international residents applying to and enrolling in our clients' programs expose us to international risks.

        Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have a branch office in Hong Kong for program marketing and student support. Because we have employees in Hong Kong, we are subject to Hong Kong's compensation and benefits regulations, which differ from compensation and benefits regulations in the United States. Further, acquiring international applicants and enrollments for our clients requires us to comply with international data privacy regulations of the countries from which our clients' programs draw applicants and enrollments. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

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

We might not be able to utilize a portion of our net operating loss carryforwards, which could adversely affect our profitability.

        As of December 31, 2014, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We have completed an analysis of the stock ownership changes through April 30, 2014, and determined that there has not been an ownership change prior to that date. However, we have not completed an analysis to determine what, if any, impact any ownership change after April 30, 2014, has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

We engage some individuals classified as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business would be adversely impacted.

        We engage independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. Further, if legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation or reimbursing expenses. In addition, if our independent contractors are determined to have been misclassified as independent contractors, we would incur additional exposure under federal and state law, workers' compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain other personnel.

Risks Related to Regulation of Our Business and That of Our Clients

Our business model relies on client institutions complying with federal and state laws and regulations.

        Higher education is heavily regulated. All of our clients participate in Title IV federal student financial assistance programs under the Higher Education Act of 1965, as amended, or HEA, and are subject to extensive regulation by the U.S. Department of Education, or DOE, as well as various state agencies, licensing boards and accrediting commissions. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the DOE, and be certified by the DOE as an eligible institution. If any of our clients were to be found to be in non-compliance with any of these laws, regulations, standards or policies, the client could lose some or all access to Title IV program funds, lose the ability to offer certain programs or lose their ability to operate in certain states, any of which could cause our revenue from that client's program to decline.

        The regulations, standards and policies of our clients' regulators change frequently and are often subject to interpretation. Changes in, or new interpretations of, applicable laws, regulations or standards could compromise our clients' accreditation, authorization to operate in various states, permissible activities or use of federal funds under Title IV programs. We cannot predict with certainty how the requirements applied by our clients' regulators will be interpreted, or whether our clients will be able to comply with these requirements in the future.

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

Our business model, which depends on our ability to receive a share of tuition revenue as payment from our clients, has been validated by a DOE "dear colleague" letter, but such validation is not codified by statute or regulation and may be subject to change.

        Each institution that participates in Title IV programs agrees it will not "provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of title IV, HEA program funds." All of our clients participate in Title IV Programs.

        Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission or enrollment of students, the DOE provided guidance in 2011 permitting tuition revenue-sharing arrangements known as the "bundled services rule." Our current business model relies heavily on the bundled services rule to enter into tuition revenue-sharing agreements with client colleges and universities.

        Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a "dear colleague" letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Although the DCL represents the current policy of the DOE, the bundled services rule could be reviewed, altered or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to how the DCL would be interpreted by a court. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, whether in an action involving our company or our clients, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our client contracts and could compromise our ability to generate revenue.

If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our clients for substantial fines, sanctions or other liabilities.

        Even though the DCL clarifies that tuition revenue-sharing arrangements with our clients are permissible, we are still subject to other provisions of the incentive compensation rule that prohibit us from offering to our employees who are involved with or responsible for recruiting or admissions activities any bonus or incentive-based compensation based on the successful identification, admission or enrollment of students into any institution. If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our clients for substantial fines, sanctions or other liabilities, including liabilities related to "whistleblower" claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management's attention and damage our reputation.

If we or our subcontractors or agents violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions and other liabilities.

        We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a client's program, a client's financial charges or the employability of a client's program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee, subcontractor or agent performing services for clients could hurt our reputation, result in the termination of client contracts, require us to pay fines or other monetary penalties or require us to pay the costs associated with indemnifying a client from private claims or government investigations.

If our clients fail to maintain their state authorizations, or we or our clients violate other state laws and regulations, students in their programs could be adversely affected and we could lose our ability to operate in that state and provide services to our clients.

        Our clients must be authorized in certain states to offer online programs, engage in recruiting and operate externships, internships, clinical training or other forms of field experience, depending on state law. The loss of or failure to obtain state authorization would, among other things, limit a client's ability to enroll students in that state, render the client and its students ineligible to participate in Title IV programs in that state, diminish the attractiveness of the client's program and ultimately compromise our ability to generate revenue and become profitable.

        In addition, if we or any of our clients fail to comply with any state agency's rules, regulations or standards beyond authorizations, the state agency could limit the ability of the client to offer programs in that state or limit our ability to perform our contractual obligations to our client in that state.

If our clients fail to maintain institutional or programmatic accreditation for their programs, our revenue could be materially affected.

        The loss or suspension of a client's accreditation or other adverse action by the client's institutional or programmatic accreditor would render the institution or its program ineligible to participate in Title IV programs, could prevent the client from offering certain educational programs and could make it impossible for the graduates of the client's program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that program.

Our future growth could be impaired if our clients fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain states.

        Our clients are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs or locations, which may be conditioned, delayed or denied in a manner that could impair our strategic plans and future growth. Education regulatory agencies are generally experiencing significant increases in the volume of requests for approvals as a result of new distance learning programs and adjustments to the significant volume of new regulations over the last several years. Regulatory capacity constraints have resulted in delays to various approvals our client institutions are requesting, and such delays could in turn delay the timing of our ability to generate revenue from our clients' programs.

If more state agencies require specialized approval of our clients' programs, our operating costs could rise significantly, approval times could lag or we could be prohibited from operating in certain states.

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

        In providing services to our clients, we collect personally identifiable information from students and prospective students, such as names, social security numbers and birth dates. In the event that the personally identifiable information is unlawfully accessed or acquired, the majority of states have laws that require institutions to investigate and immediately disclose the data breach to students, usually in writing. Under the terms of our contracts with our clients, we would be responsible for the costs of investigating and disclosing these data breaches to the clients' students. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

        FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a student's education records without the student's consent. Our clients and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our clients and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the DOE could require a client to suspend our access to their student information for at least five years.

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

  •
  divert management's attention and resources;

  •
  require technology changes to our software that could cause us to incur substantial cost;

  •
  subject us to significant liabilities; and

  •
  require us to cease some or all of our activities.

        In addition to liability for monetary damages against us, which may include attorneys' fees, treble damages in the event of a finding of willful infringement, or, in some circumstances, damages against our clients, we may be prohibited from developing, commercializing or continuing to provide some or all of our bundled technology-enabled solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

We may incur liability for the unauthorized duplication, distribution or other use of materials posted online.

        In some instances, university personnel or students, or our employees or independent contractors, may post to Online Campus various articles or other third-party content for use in class discussions or within asynchronous lessons. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from courses or altering the functionality of Online Campus, or to pay monetary damages.

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

Our use of "open source" software could negatively affect our ability to offer our solutions and subject us to possible litigation.

        A substantial portion of our cloud-based SaaS technology within our Platform incorporates so-called "open source" software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us to offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

Individuals that appear in content hosted on Online Campus may claim violation of their rights.

        Faculty and students that appear in video segments hosted on Online Campus may claim that proper assignments, licenses, consents and releases were not obtained for use of their likenesses, images or other contributed content. Our clients are contractually required to ensure that proper assignments, licenses, consents and releases are obtained for their course material, but we cannot know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy, and the laws governing faculty ownership of course content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by faculty and students could damage our reputation, regardless of whether such claims have merit.

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

  •
  seasonal variation driven by the semester schedules for our clients' programs, which may vary from year to year;

  •
  changes in the student enrollment and retention levels in our clients' programs from one term to the next;

  •
  changes in our key metrics or the methods used to calculate our key metrics;

  •
  changes in our clients' tuition rates;

  •
  the timing and amount of our program marketing and sales expenses;

  •
  costs necessary to improve and maintain the SaaS technology within our Platform; and

  •
  changes in the prospects of the economy generally, which could alter current or prospective clients' or students' spending priorities, or could increase the time it takes us to launch new client programs.

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

  •
  capital commitments;

  •
  investors' general perception of our company and our business;

  •
  recruitment or departure of key personnel; and

  •
  sales of our common stock, including sales by our directors and officers or specific stockholders.

        In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies' stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources from our business.

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

        The holders of a significant portion of shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

  •
  stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;

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

        Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own a substantial percentage of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2015, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts. Prior to our initial public offering, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

        We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. In addition, our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

        As a public company listed in the United States, we will incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NASDAQ Global Select Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 68,000 square feet of space for our corporate headquarters in Landover, Maryland pursuant to a lease that expires in July 2018. We also lease an aggregate of approximately 31,000 square feet of space in New York, Los Angeles, Chapel Hill and Hong Kong. We sublease a portion of this office space to third parties. We are currently evaluating options for additional space in Landover and New York as needed to accommodate our growth, and we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3.    Legal Proceedings

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been listed on the NASDAQ Global Select Market since March 28, 2014, under the symbol "TWOU". Prior to our initial public offering, there was no public market for our common stock.

        The following table set forth for the indicated periods the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	2014
	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
High	$14.82	$17.58	$20.20	$20.57
Low	11.77	10.52	13.07	14.91

*
Beginning on March 28, 2014

        As of December 31, 2014, there were 44 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 28, 2014 (the date of our IPO) and December 31, 2014, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index and (ii) the Russell 3000 Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on March 28, 2014 of $13.98 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.

Comparison of Cumulative Total Return
Through December 31, 2014
Assumes Initial Investment of $100

        The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.

Dividend Policy

        We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our credit facility, and the terms of any future loan agreement into which we may enter or any additional debt securities we may issue are likely to contain similar restrictions on the payment of dividends.

Use of Proceeds from Initial Public Offering of Common Stock

        On March 27, 2014, our Registration Statement on Form S-1 (File No. 333-194079) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 8,626,377 shares of common stock at a price of $13.00 per share. In addition, selling stockholders, including certain of our officers and directors, sold in our initial public offering an aggregate of 1,610,075 shares of common stock. The offering commenced on March 28, 2014 and did not terminate before all the securities registered in the Registration Statement were sold. Goldman Sachs & Co. and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering. Needham & Company, LLC, Oppenheimer & Co. Inc., and Pacific Crest Securities LLC acted as co-managers. On April 2, 2014, we closed the sale of such securities, resulting in net proceeds to us of approximately $100.3 million after deducting underwriting discounts and commissions of $7.8 million and other offering expenses of approximately $4.0 million. We did not receive any proceeds from the sale of shares in our initial public offering by the selling stockholders. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on March 28, 2014.

Item 6.    Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2014, 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$110,239	$83,127	$55,879	$29,733
Costs and expenses:
Servicing and support	26,858	22,718	14,926	12,300
Technology and content development	22,621	19,472	8,299	5,117
Program marketing and sales	65,218	54,103	45,390	32,116
General and administrative	23,420	14,840	10,342	5,104

Total costs and expenses	138,117	111,133	78,957	54,637

Loss from operations	(27,878)	(28,006)	(23,078)	(24,904)
Other income (expense):
Interest expense	(1,213)	27	(73)	(19)
Interest income	92	26	38	45

Total other income (expense)	(1,121)	53	(35)	26

Loss before income taxes	(28,999)	(27,953)	(23,113)	(24,878)
Income tax expense	—	—	—	—

Net loss	(28,999)	(27,953)	(23,113)	(24,878)
Preferred stock accretion	(89)	(347)	(339)	(314)

Net loss attributable to common stockholders	$(29,088)	$(28,300)	$(23,452)	$(25,192)

Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(3.81)	$(3.33)	$(3.77)

Weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	32,075,107	7,432,055	7,037,090	6,680,085
Other Financial Data:
Adjusted EBITDA (loss)(1)	$(14,779)	$(21,245)	$(18,814)	$(22,514)

(1)
Adjusted EBITDA is a financial measure not in accordance with generally accepted accounting principles, or GAAP. For more information about Adjusted EBITDA and a reconciliation of Adjusted EBITDA (loss) to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, see the section below titled "Adjusted EBITDA."

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,929	$7,012	$25,190
Accounts receivable, net	350	1,835	248
Total assets	113,039	28,652	39,877
Total liabilities	25,028	22,629	13,467
Total redeemable convertible preferred stock	—	98,047	92,706
Additional paid-in capital	216,818	7,817	5,483
Total stockholders' equity (deficit)	88,011	(92,024)	(66,296)

Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have provided within this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

        We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

        Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

        Because of these and other limitations, you should consider Adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands)
Net loss	$(28,999)	$(27,953)	$(23,113)	$(24,878)
Adjustments:
Interest expense	1,213	(27)	73	19
Interest income	(92)	(26)	(38)	(45)
Depreciation and amortization expense	5,572	4,335	2,869	1,551
Stock-based compensation expense	7,527	2,426	1,395	839

Total adjustments	14,220	6,708	4,299	2,364

Adjusted EBITDA (loss)	$(14,779)	$(21,245)	$(18,814)	$(22,514)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. "Risk Factors" and "Special Note Regarding Forward-Looking Statements" in this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We are a leading provider of an integrated solution comprised of cloud-based software-as-a-service, or SaaS, technology fused with technology-enabled services, which we refer to as our Platform. Our Platform enables leading nonprofit colleges and universities to deliver their high quality education to qualified students anywhere. Our SaaS technology consists of an innovative online learning environment, which we refer to as Online Campus, and our operations applications. This technology is fused with technology-enabled services, to complete our Platform. Our Platform allows our clients' programs to expand and operate at scale, providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students. By leveraging our Platform, we believe our clients are able to expand their addressable markets while providing educational engagement, experiences and outcomes to their online students that match or exceed those of their on-campus offerings.

        Our clients use the Online Campus portion of our Platform to offer high quality educational content, instructor-led classes averaging ten students per session in a live, intimate and engaging setting, and a rich social networking experience, all accessible through proprietary web-based and mobile applications. Online Campus challenges every student to learn from the front row and every faculty member to engage students in new and innovative ways. Our clients use the operations applications within our Platform to expand, enable and support their online operations, and integrate those operations with their existing university systems. These applications provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate our clients' programs. Our Platform also provides clients with real-time data and deep analytical insight related to student performance and engagement, student and faculty satisfaction, and enrollment. We believe that the SaaS technology within our Platform is flexible, easy to use, highly scalable and characterized by a high level of availability and security.

        The technology-enabled services we provide within our Platform are designed to improve enrollment and retention of our clients' students as well as to provide those students with a complete, high quality educational experience. We have primary responsibility for identifying qualified students for our clients' programs, generating potential student interest in the programs and driving applications to the programs. We have developed sophisticated digital program marketing and student acquisition capabilities, and we work closely with our clients to help them create highly engaging multimedia instructional content for delivery through Online Campus. We also provide other services that support the complete lifecycle of a higher education program, including advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements. We provide the significant domain expertise and operating capacity our clients require to scale and operate successfully in the online environment.

        Our clients use our Platform to offer full graduate degree programs online, and some offer doctorate and undergraduate degree programs as well. The students in these programs receive the same degree or credit as their on-campus counterparts, and generally pay equivalent tuition. We are currently engaged by 11 well-recognized colleges and universities to enable 15 programs that have launched and in which students have enrolled. The first of our clients' programs was launched in 2009. One additional program launched in 2010 with two more commencing in 2011. In 2013, our clients launched five new programs. An additional four programs launched in 2014, and a dual degree between an additional university client and one of our existing clients also launched in 2014. In 2015, our clients launched two programs and we have announced three new graduate programs with two current university clients and one new university client that we expect to launch later in 2015. Most of our client contracts have initial terms between 10 and 15 years in length, though one is longer, and, since our inception, all of the clients that have engaged us remain active.

        A significant percentage of our annual revenue is related to students returning to our clients' programs after their first semester. In the twelve months ended December 31, 2014, 62% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

        We have achieved significant growth in a relatively short period of time. Full course equivalent enrollments in our clients' programs grew from 14,099 during the twelve months ended December 31, 2011 to 41,034 during the twelve months ended December 31, 2014, representing a compound annual growth rate of 43%. From our inception through December 31, 2014, more than 12,300 unique individuals have enrolled as students in our clients' programs. For the years ended December 31, 2014, 2013 and 2012, our revenue was $110.2 million, $83.1 million and $55.9 million, respectively. However, because we must incur significant technology, content development, program marketing and sales expenses well in advance of generating revenues under a new client program, we have a history of losses despite our revenue growth. In order to become profitable, our revenues from existing client programs will need to increase at a rate faster than the expenses we will incur in connection with the launch of new client programs.

        We believe our business strategy will continue to offer significant opportunities for growth, but it also presents a number of risks and challenges. In particular, to remain competitive, we will need to continue to innovate in a rapidly changing landscape for the application of technology like ours to the delivery of higher education. As described above, we have added, and we intend to continue to add, degree programs in a number of new academic disciplines each year, as well as to expand the delivery of existing degree programs to new clients and to add new offerings to current programs. To do so, we will need to convince new clients as to the quality and value of our Platform, cost-effectively identify qualified students for our clients' programs and help our clients retain those students once enrolled. We must also be able to successfully execute our business strategy while navigating constantly changing higher education laws and regulations applicable to our clients and, in some cases to ourselves, particularly the incentive compensation rule that generally prohibits making incentive payments related to student acquisition. We seek to ensure that addressing all of these risks and challenges does not divert our management's attention from continuing to build on the strengths that we believe have driven the growth of our business over the last several years. We believe our focus on delivering a differentiated Platform, maintaining the integrity of our clients' educational brands and enabling strong student outcomes will contribute to the success of our business. However, we may not be successful in addressing and managing the many challenges and risks that we face.

Our Business Model

        The key elements of our business model are described below.

  Revenue Drivers

        Substantially all of our revenue is derived from revenue-share arrangements with our clients under which we receive a contractually specified percentage of the amounts students pay them in tuition and other fees. Accordingly, the primary driver of our revenue growth is the number of student course enrollments in our clients' programs. This in turn is influenced primarily by three factors:

  •
  our ability to increase the number of programs offered by our clients, either by adding new clients or by expanding the number of client programs;

  •
  our ability to identify and acquire prospective students for our clients' programs; and

  •
  our ability, and that of our clients, to retain the students who enroll in their programs.

        In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, launched in 2009 and 2010. For the years ended December 31, 2014, 2013 and 2012, 55%, 69% and 78%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

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

        We have primary responsibility for identifying qualified students for our clients' programs, generating potential student interest in the programs and driving applications to the programs. While our clients make all admissions decisions, the number of students who enroll in our clients' programs in any given period is significantly dependent on the amount we have spent on these student acquisition activities in prior periods. Accordingly, although most of our clients' programs span multiple semesters and, therefore, generate continued revenue beyond the term in which initial enrollments occur, we expect that we will need to continue to incur significant program marketing and sales expense for existing programs going forward to generate a continuous pipeline of new enrollments. For new programs, we begin incurring program marketing and sales costs as early as nine months prior to the start of a new client program.

        We typically identify prospective students for our clients' programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our clients' programs and those who have graduated, the average time from our initial prospective student acquisition to initial enrollment was seven months. For the students who have graduated from these programs, the average time from initial enrollment to graduation was 21 months. However, because our clients' programs are relatively new, they have only graduated a limited number of students to date, with many early enrollees still enrolled. Based on the student retention rates and patterns we have observed in our clients' programs, we estimate that, for our current programs, the average time from a student's initial enrollment to graduation will be approximately 2.5 years.

        Accordingly, our program marketing and sales expense in any period is an investment we make to generate revenue in future periods. Likewise, revenue generated in any period is largely attributable to the investment made in student acquisition activities in earlier periods. Because program marketing and sales expense in any period is almost entirely unrelated to revenue generated in that period, we do not believe it is meaningful to directly compare the two. We believe that the total revenue we will receive in the future from students who enroll in our clients' programs as a result of current period program marketing and sales expense will be significantly greater as a multiple of that expense than is implied by the multiple of current period revenue to current period program marketing and sales expense. Further, we believe that our program marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs increases.

        We continually manage our program marketing and sales expense to ensure that across our portfolio of client programs, our cost to acquire students for these programs is appropriate for our business model. We use a ratio of attrition adjusted lifetime revenue of a student, or LTR, to the total cost to acquire that student, or TCA, as the measure of our marketing efficiency and to determine how much we are willing to spend to acquire an additional student for any program. The calculations included in this ratio include certain assumptions. For any period, we know what we spent on program sales and marketing and therefore, can accurately calculate the ratio's denominator. However, given the time lag between when we incur our program marketing and sales expense and when we receive revenue related to students enrolled based on that expense, we have to incorporate forecasts of student enrollments and retention into our calculation of the ratio's numerator, which is our estimate of future revenue related to that period's expense. We use the significant amount of data we have on the effectiveness of various marketing channels, student attrition and other factors to inform our forecasts and are continually testing the assumptions underlying these forecasts against actual results to give us confidence that our forecasts are reasonable. The LTR to TCA ratio may vary from program to program depending on the degree being offered, where that program is in its lifecycle and whether we enable the same or similar degrees at other universities.

  Period-to-Period Fluctuations

        Our revenue, cash position, accounts receivable and deferred revenue can fluctuate significantly from quarter to quarter due to variations driven by the academic schedules of our clients' programs. These programs generally start classes for new and returning students an average of four times per year. Class starts are not necessarily evenly spaced throughout the year, do not necessarily correspond to the traditional academic calendar and may vary from year to year. As a result, the number of classes our client programs have in session, and therefore the number of students enrolled, will vary from month to month and quarter to quarter, leading to variability in our revenue.

        The semesters of our clients' programs often straddle two fiscal quarters. Our clients generally pay us when they have billed tuition and specified fees to their students, which is typically early in the semester, and once the drop/add period has passed. We recognize the related revenue ratably over the course of the semester. Because we generally receive payments from our clients prior to our ability to recognize the majority of those amounts as revenue, we record deferred revenue at each balance sheet date equal to the excess of the amounts we have billed or received from our clients over the amounts we have recognized as revenue as of that date. For these reasons, our cash flows typically vary considerably from quarter to quarter and our cash position, accounts receivable and deferred revenue typically fluctuate between quarterly balance sheet dates.

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

Key Business and Financial Performance Metrics

        We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, we discuss revenue and the components of operating loss in the section below entitled "—Components of Operating Results." Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as Platform revenue retention rate and full course equivalent enrollments in our clients' programs.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Platform revenue retention rate	112.4%	144.4%	157.0%
Number of programs included in comparison(1)	4	4	2

(1)
Reflects the number of programs operating both in the reported period and in the prior year comparative period.

  Full Course Equivalent Enrollments in Our Clients' Programs

        We measure full course equivalent enrollments in our clients' programs by determining, for each of the courses offered during a particular period, the number of students enrolled in that course multiplied by the percentage of the course completed during that period. We use this metric to account for the fact that many courses offered by our clients straddle two or more fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 full course equivalent enrollments for that period. Any individual student may be enrolled in more than one course during a period.

        Average revenue per full course equivalent enrollment represents our weighted-average revenue per course across the mix of courses being offered in our client programs during a period. This number is derived by dividing our total revenue for a period by the number of full course equivalent enrollments during that same period. This amount may vary from period to period depending on the academic calendars of our clients, the relative growth rates of programs with varying tuition levels, the launch of new programs with higher or lower than average net tuition costs and annual tuition increases instituted by our clients. As a part of our growth strategy, we are actively targeting new graduate-level clients in academic disciplines for which we have existing programs. Over time, this strategy is likely to reduce our average revenue per full course equivalent. However, we believe this approach will enable us to leverage our program marketing investments across multiple client programs within specific academic disciplines, significantly decreasing student acquisition costs within those disciplines and more than offsetting any decline in average revenue per full course equivalent enrollment.

        The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our clients' programs for the periods presented.

	Year Ended December 31,
	2014	2013	2012
Full course equivalent enrollments in our clients' programs	41,034	31,338	22,532
Average revenue per full course equivalent enrollment in our clients' programs	$2,687	$2,653	$2,480

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

        Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(28,999)	$(27,953)	$(23,113)
Adjustments:
Interest expense	1,213	(27)	73
Interest income	(92)	(26)	(38)
Depreciation and amortization expense	5,572	4,335	2,869
Stock-based compensation expense	7,527	2,426	1,395

Total adjustments	14,220	6,708	4,299

Adjusted EBITDA (loss)	$(14,779)	$(21,245)	$(18,814)

Components of Operating Results

  Revenue

        Substantially all of our revenue consists of a contractually specified percentage of the amounts our clients bill to their students for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts, which we refer to as net program proceeds. Most of our contracts have 10 to 15 year initial terms, though one is longer. We recognize revenue ratably over the service period, which we define as the first through the last day of classes for each semester in a client's program.

        We establish a refund allowance for our share of tuition and fees ultimately uncollected by our clients.

        We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of December 31, 2014 and 2013, 130 and 323 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

        The following table details the components of our revenue for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net program proceeds	$110,236	$83,563	$56,760
Rebates	932	320	(240)
Refunds	(838)	(863)	(641)
Other	(91)	107	—

Revenue	$110,239	$83,127	$55,879

        In addition to providing access to the cloud-based technology within our Platform, we provide technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements. We have determined that no individual deliverable has standalone value upon delivery and, therefore, the multiple deliverables within our arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting and we recognize revenue from the entire arrangement over the term of the service period.

        We generally receive payments from our clients early in each semester, prior to completion of the service period. We record these advance payments as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time we recognize the revenue. As of each balance sheet date, deferred revenue is a current liability and represents the excess amounts we have billed or received over the amounts we have recognized as revenue in the consolidated statements of operations as of that date.

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

        Servicing and support.    Servicing and support costs consist primarily of compensation costs related to program management and operations, as well as costs for technical support for our SaaS technology and faculty and student support. It includes costs to facilitate in-program field placements, student immersions and other student enrichment experiences, and to assist our clients with their state compliance requirements. It also includes software licensing, telecommunications and other costs to provide access to the SaaS technology within our Platform for our clients and their students.

        Technology and content development.    Technology and content development costs consist primarily of compensation and outsourced services costs related to the ongoing improvement and maintenance of the SaaS technology within our Platform, and the developed content for our client programs. It also includes the costs to support our internal infrastructure, including our cloud-based server usage. Additionally, it includes the associated depreciation and amortization expense related to internally developed software and content, as well as hosting and other costs associated with maintaining the SaaS technology within our Platform in a cloud environment.

        Program marketing and sales.    Program marketing and sales expense consists primarily of costs related to student acquisition. This includes the cost of online advertising and prospective student generation, as well as compensation costs for our program marketing, search engine optimization, marketing analytics and admissions application counseling personnel. We expense all costs related to program marketing and sales as they are incurred.

        General and administrative.    General and administrative expense consists primarily of compensation costs for employees in our executive, administrative, finance and accounting, legal, communications and human resources functions. Additional expenses include external legal, accounting and other professional fees, telecommunications charges and other corporate costs such as insurance and travel that are not related to another function.

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

  Income Tax (Expense) Benefit

        Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the years ended December 31, 2014, 2013 and 2012.

Results of Operations

  Comparison of Years Ended December 31, 2014 and 2013

        The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2014		2013		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue	$110,239	100.0%	$83,127	100.0%	$27,112	32.6%
Costs and expenses:
Servicing and support	26,858	24.4	22,718	27.3	4,140	18.2
Technology and content development	22,621	20.5	19,472	23.4	3,149	16.2
Program marketing and sales	65,218	59.2	54,103	65.1	11,115	20.5
General and administrative	23,420	21.2	14,840	17.9	8,580	57.8

Total costs and expenses	138,117	125.3	111,133	133.7	26,984	24.3

Loss from operations	(27,878)	(25.3)	(28,006)	(33.7)	128	(0.5)
Other income (expense):
Interest expense	(1,213)	(1.1)	27	0.0	(1,240)	(4,630.7)
Interest income	92	0.1	26	0.0	66	258.7

Total other income (expense)	(1,121)	(1.0)	53	0.0	(1,174)	(2,238.1)

Net loss	$(28,999)	(26.3)%	$(27,953)	(33.7)%	$(1,046)	3.7

        Revenue.    Revenue for the year ended December 31, 2014 was $110.2 million, an increase of $27.1 million, or 32.6%, from $83.1 million for the year ended December 31, 2013. Of the increase, $14.3 million was primarily attributable to increases period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full-course equivalent enrollments in the four client programs launched prior to January 1, 2013 resulted in higher period-over-period revenues of $9.4 million, while programs that launched in 2014 contributed $2.8 million. In addition, our rebate liability decreased, which resulted in a corresponding increase in our revenue by $0.6 million. The decrease in the rebate liability was the result of some students not certifying their continuing eligibility for the rebate program and fewer of the original cohort of students still being enrolled in the applicable client program and, therefore, a reduction in the rate of rebate liability accrual during the period.

        Servicing and support.    Servicing and support costs for the year ended December 31, 2014 were $26.8 million, an increase of $4.1 million, or 18.2%, from $22.7 million for the year ended December 31, 2013. This increase was due primarily to a $3.1 million increase in compensation costs, and a $0.5 million increase in travel and related expenses as we increased our headcount in this area by 27% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.5 million was primarily attributable to increased costs associated with student immersions and on-campus initiatives. As a percentage of revenue, servicing and support costs decreased from 27.3% for the year ended December 31, 2013 to 24.4% for the same period of 2014, as client programs continued to mature and greater operational efficiencies were achieved.

        Technology and content development.    Technology and content development costs for the year ended December 31, 2014 were $22.6 million, an increase of $3.1 million, or 16.2%, from $19.5 million for the year ended December 31, 2013. This was due primarily to a $2.2 million increase in compensation costs (net of capitalized amounts for software and content development) and higher travel and related expenses of $0.3 million, as we increased our headcount in this area by 30% to support additional client program launches and scaling of existing client programs. Further, an increase of $0.9 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. Additionally, costs related to equipment expenditures and our cloud-based server usage increased by $0.7 million and $0.7 million, respectively, to support a greater number of our clients' programs. These increases were offset by lower curriculum development and production expenditures of $1.3 million, primarily related to the discontinuation of a pilot program, and other cost savings of $0.4 million. As a percentage of revenue, technology and content development costs decreased from 23.4% for the year ended December 31, 2013 to 20.5% for the same period of 2014, driven by our increased revenue.

        Program marketing and sales.    Program marketing and sales expense for the year ended December 31, 2014 was $65.2 million, an increase of $11.1 million, or 20.5%, from $54.1 million for the year ended December 31, 2013. This increase was due primarily to a $7.4 million increase in compensation costs, as we increased our headcount in this area by 37% to acquire students for, and drive revenue growth in, new client programs. Additionally, prospective student generation costs increased by a total of $3.5 million to acquire students for our clients' programs, while other program marketing and sales expenses increased by $0.2 million. As a percentage of revenue, program marketing and sales expense decreased from 65.1% for year ended December 31, 2013 to 59.2% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

        General and administrative.    General and administrative expense for the year ended December 31, 2014 was $23.4 million, an increase of $8.6 million, or 57.8%, from $14.8 million for the year ended December 31, 2013. This was due primarily to a $5.7 million increase in compensation costs and $0.7 million increase in travel and related expenses, as we increased our headcount in this area by 19% to support our growing business. Additionally, employee education benefit costs increased by $0.8 million, while legal, accounting and other professional fees increased by $0.8 million. Further, insurance costs increased by $0.3 million due to the purchase of directors and officers liability coverage and other general and administrative costs increased by $0.3 million. As a percentage of revenue, general and administrative expense increased from 17.9% for the year ended December 31, 2013 to 21.2% for the same period of 2014.

  Comparison of Years Ended December 31, 2013 and 2012

        The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2013		2012		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue	$83,127	100.0%	$55,879	100.0%	$27,248	48.8%
Costs and expenses:
Servicing and support	22,718	27.3	14,926	26.7	7,792	52.2
Technology and content development	19,472	23.4	8,299	14.9	11,173	134.6
Program marketing and sales	54,103	65.1	45,390	81.2	8,713	19.2
General and administrative	14,840	17.9	10,342	18.5	4,498	43.5

Total costs and expenses	111,133	133.7	78,957	141.3	32,176	40.8

Loss from operations	(28,006)	(33.7)	(23,078)	(41.3)	(4,928)	21.4
Other income (expense):
Interest expense	27	0.0	(73)	(0.2)	100	(137.0)
Interest income	26	0.0	38	0.1	(12)	(31.6)

Total other income (expense)	53	0.0	(35)	(0.1)	88	(251.4)

Net loss	$(27,953)	(33.7)%	$(23,113)	(41.4)%	$(4,840)	20.9

        Revenue.    Revenue for the year ended December 31, 2013 was $83.1 million, an increase of $27.2 million, or 48.8%, from $55.9 million for the year ended December 31, 2012. Of the increase, $24.2 million was primarily attributable to increased period-over-period full course equivalent enrollments in the four client programs launched prior to January 1, 2013. An additional $2.4 million was attributable to full course equivalent enrollments in the new client programs that launched during 2013. In addition, our rebate liability decreased, which resulted in a corresponding increase in our revenue of $0.6 million. The decrease in the rebate liability was the result of some students not certifying their continuing eligibility for the rebate program and fewer of the original cohort of students still being enrolled in the applicable client program and, therefore, a reduction in the rate of rebate liability accrual during the period.

        Servicing and support.    Servicing and support costs for the year ended December 31, 2013 were $22.7 million, an increase of $7.8 million, or 52.2%, from $14.9 million for the year ended December 31, 2012. This increase was due primarily to a $5.9 million increase in compensation costs, as we increased our headcount in this area by 30% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $1.9 million was primarily attributable to increase costs for software licensing and facilitating in-program field placements, student immersions and student enrichment experiences. As a percentage of revenue, servicing and support costs increased from 26.7% for the year ended December 31, 2012 to 27.3% for the year ended December 31, 2013, as five additional client programs launched in 2013 and we began to incur expenses in anticipation of the revenue we expect to generate through these new programs.

        Technology and content development.    Technology and content development costs were $19.5 million for the year ended December 31, 2013, an increase of $11.2 million, or 134.6%, from $8.3 million for the year ended December 31, 2012. This was due primarily to a $3.9 million increase in external technology consulting costs and a $3.8 million increase in compensation costs (net of capitalized amounts for software and content development), as we increased our headcount in this area by 67% to support additional client program launches and scaling of existing client programs. Further, an increase of $1.4 million was attributable to increased costs for telecommunication, travel, computer hardware and other expenses. Additionally, an increase of $1.3 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. The remaining increase of $0.8 million resulted primarily from higher costs related to our cloud-based server usage. As a percentage of revenue, technology and content development costs increased from 14.9% for the year ended December 31, 2012 to 23.4% for the year ended December 31, 2013, as additional client programs launched and we began to incur expenses in advance of revenue generated through these new programs.

        Program marketing and sales.    Program marketing and sales expense for the year ended December 31, 2013 was $54.1 million, an increase of $8.7 million, or 19.2%, from $45.4 million for the year ended December 31, 2012. This increase was due primarily to a $4.3 million increase in compensation costs, as we increased our headcount in this area by 26% to acquire students for, and drive revenue growth in, new client programs. Additionally, prospective student generation costs increased by a total of $3.3 million, and other general program marketing and sales expenses, including advertising design, printing, public relations and advertisement hosting fees, increased by a total of $1.1 million, as we continued to expand our program marketing efforts to acquire students for our clients' programs. As a percentage of revenue, program marketing and sales expense decreased from 81.2% for the year ended December 31, 2012 to 65.1% for the year ended December 31, 2013, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

        General and administrative.    General and administrative expense for the year ended December 31, 2013 was $14.8 million, an increase of $4.5 million, or 43.5%, from $10.3 million for the year ended December 31, 2012. This was due primarily to a $2.4 million increase in compensation costs, driven by increased employee bonus and stock-based compensation expense of $1.5 million and increased wages of $0.9 million, as we increased our headcount in this area by 2% to support our growing business and prepared to operate as a public company. Additionally, our legal, accounting and other professional fees increased by $1.2 million in preparation for our initial public offering, travel costs increased by $0.4 million driven by the increase in personnel and other general and administrative expenses increased by $0.5 million. As a percentage of revenue, general and administrative expense decreased from 18.5% for the year ended December 31, 2012 to 17.9% for the year ended December 31, 2013, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in general and administrative expense.

Critical Accounting Policies and Significant Judgments and Estimates

        This management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions.

        While our significant accounting policies are more fully described in Note 2 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K,

we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our consolidated financial statements.

  Revenue Recognition and Deferred Revenue

        We recognize revenue when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) rendering of services is complete, (iii) fees are fixed or determinable and (iv) collection of fees is reasonably assured.

        We primarily derive our revenue from long term contracts that typically range from 10 to 15 years in length. Under these contracts, we enable access to our cloud-based technology Platform and provide technology-enabled marketing, content development and supporting services to our clients and their faculty and students. We are entitled to a contractually specified percentage of net program proceeds from our clients. These net program proceeds represent gross proceeds billed by our clients to students, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts. A refund allowance is established for our share of tuition and fees ultimately uncollected by our clients. We also offered rebates to a group of students who enrolled in a specific client program between 2009 and 2011, which we will pay to the student if he or she completes the degree and certain post-graduation work requirements within a specified period of time. These rebates and refunds offset the net program proceeds recognized as revenue. Revenue is recognized ratably over the service period, which we define as the first through the last day of classes for each semester in a client's program. We invoice our clients based on enrollment reports that are generated by our clients. In some instances, these enrollment reports are received prior to the conclusion of the drop/add period. In such cases, we establish a reserve against revenue, if necessary, based on our estimate of changes in enrollments expected prior to the end of the drop/add period.

        We generate substantially all of our revenue from multiple-deliverable contractual arrangements with our clients. Under each of these arrangements, we provide (i) a cloud-based technology Platform that serves as a learning platform for our client's faculty and students and which also enables a comprehensive range of other client functions, (ii) program marketing and application services for student acquisition, (iii) in conjunction with the client's faculty members, content development for courses and (iv) faculty and student support services, including technical field training and support, non-academic student advising and academic progress monitoring.

        In order to treat deliverables in a multiple-deliverable contractual arrangement as separate units of accounting, deliverables must have standalone value upon delivery. The services are provided primarily in support of courses offered over our Platform and for students of the online courses delivered over its Platform. Accordingly, we haves determined that no individual deliverable has standalone value upon delivery and, therefore, deliverables within our multiple-deliverable arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting and recognize revenue from the entire arrangement over the term of the service period.

        Advance payments are recorded as deferred revenue until the services are delivered or obligations are met, at which time revenue is recognized. Deferred revenue as of a particular balance sheet date represents the excess of amounts received as compared to amounts recognized in revenue in the consolidated statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets.

  Accounts Receivable and Allowance for Doubtful Accounts

        Our accounts receivable are stated at realizable value. We extend a minimal amount of uncollateralized credit to our clients. We utilize the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from our estimates. As of December 31, 2014 and 2013, we determined that no significant allowances for doubtful accounts were necessary.

  Internally Developed Software Costs

        We capitalize certain costs associated with internally-developed software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our and the university's networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are depreciated on a straight-line method over the estimated useful life of the software, which is generally three to five years.

  Capitalized Content Development Costs

        We work with each of our clients' faculty members to develop and maintain educational content that is delivered to their students through our cloud-based technology Platform. The online content developed jointly by us and our clients consists of subjects chosen and taught by client's faculty members and incorporates references and examples designed to remain relevant over extended periods of time. Online delivery of the content, combined with live, face-to-face instruction, provides us with rapid user feedback, which we use to make ongoing corrections, modifications and improvements to the course content. Our clients retain all intellectual property rights to the developed content, although we retain the rights to the content packaging and delivery mechanisms. Much of our new content development uses proven delivery platforms and is therefore primarily subject-specific in nature. As a result, a significant portion of content development costs qualify for capitalization due to the focus of our development efforts on the unique subject matter of the content. Similar to on-campus programs offered by our clients, the online degree programs that we enable offer numerous courses for each degree. We therefore capitalize our development costs on a course-by-course basis. As students must matriculate into a client program in order to take a course, revenues and identifiable cash flows are also measured at the client program level.

        We develop content on a course-by-course basis in conjunction with the faculty for each client program. The clients and their faculty generally provide course outlines in the form of the curriculum, required textbooks, case studies and other reading materials, as well as presentations that are typically used in the on-campus setting. We are then responsible for, and incur all of the expenses related to, the conversion of the materials provided by each client into a format suitable for delivery through our cloud-based technology Platform.

        The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the clients' programs for delivery via our Platform. Capitalization ends when content has been fully developed by both us and the client, at which time amortization of the capitalized content development costs begin. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete.

  Stock-Based Compensation

        We have issued two types of stock-based awards under our stock plans: stock options and restricted stock units. Stock-based awards granted to employees, directors and non-employee third parties are measured at fair value at each grant date. We consider what we believe to be comparable publicly traded companies, discounted free cash flows, and an analysis of our enterprise value in estimating the fair value of our common stock. For awards subject to service-based vesting conditions, we recognize compensation expense on a straight-line basis over the requisite service period of the award, adjusted for estimated forfeitures. Options subject to service-based vesting generally vest at various times from the date of the grant, with most options vesting in tranches, generally over a period of four years. Restricted stock units subject to service-based vesting generally vest 25% on each anniversary of the grant date over four years.

        Some of the stock options granted during the year ended December 31, 2012 were subject to both performance and service-based vesting conditions. We recognize compensation expense using an accelerated recognition method for awards subject to performance-based vesting conditions when it is probable that the performance condition will be achieved.

        For the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation expense of $7.5 million, $2.4 million and $1.4 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 10 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

        As of December 31, 2014, unrecognized compensation expense related to unvested options totaled $9.6 million and will be recognized over a weighted-average period of approximately 2.3 years.

        As of December 31, 2014, unrecognized compensation expense related to unvested restricted stock units was $7.5 million and will be recognized over a weighted-average period of approximately 3.0 years.

  Income Taxes

        Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, the deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. We consider all positive and negative evidence relating to the realization of the deferred tax assets in assessing the need for a valuation allowance. We currently maintain a full valuation allowance against our deferred tax assets.

        We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We account for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, determines the amount of benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

De-recognition of a tax position that was previously recognized would occur if we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense in our consolidated statements of operations.

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

        In April 2012, we obtained a line of credit from Comerica Bank under which we were able to borrow up to $10.0 million. We never borrowed any amounts under this facility. On December 31, 2013, we entered into a new credit agreement with Comerica Bank which replaced our prior line of credit with a new revolving line of credit. Under this revolving line of credit, we may borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit. Under this revolving line of credit, we have the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank's prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, we may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, we may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if we repay such borrowed amounts before the end of the interest period.

        Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short term liquidity, of at least 1.10 to 1.00.

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

        On April 2, 2014, we closed our initial public offering in which we issued and sold 8,626,377 shares of common stock resulting in net proceeds of $100.3 million. Refer to Note 2 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Working Capital

        The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated:

	As of and for the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$86,929	$7,012	$25,190
Accounts receivable, net	350	1,835	248
Working capital	66,220	(9,020)	15,794
Cash (used in) provided by:
Operating activities	(11,685)	(15,682)	(20,185)
Investing activities	(10,982)	(7,636)	(5,215)
Financing activities	102,584	5,140	26,632

        Our cash at December 31, 2014 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Cash Flows

  Operating Activities

        For the year ended December 31, 2014, net cash used in operating activities of $11.7 million consisted of a net loss of $29.0 million, partially offset by $13.8 million in non-cash items and a $3.5 million net cash inflow from changes in working capital. Non-cash items consisted of non-cash stock compensation charges of $7.5 million and depreciation, amortization expense of $5.6 million and an increase of $0.7 million related to the change in the fair value of the Series D redeemable convertible preferred stock warrants prior to their conversion to additional paid-in capital upon the closing of the initial public offering. The increase in cash resulting from changes in working capital consisted of an increase in accrued expenses and other current liabilities of $5.6 million primarily due to higher accrued program marketing costs, a decrease in accounts receivable of $1.5 million, partially offset by decreases in accounts payable of $2.5 million, our rebate reserve of $0.9 million as the number of students who remained eligible to receive rebates decreased, and other decreases of $0.2 million.

        For the year ended December 31, 2013, net cash used in operating activities of $15.7 million consisted of a net loss of $28.0 million, reduced by $7.6 million in non-cash items and a $4.7 million net cash inflow from changes in working capital. Non-cash items consisted primarily of depreciation and amortization expense of $4.3 million and non-cash stock compensation charges of $2.4 million. The increase in cash resulting from changes in working capital consisted primarily of an increase in accrued expenses and other current liabilities of $5.0 million primarily due to higher program marketing cost accruals to support a greater number of client programs, partially offset by other net decreases of $0.3 million.

        For the year ended December 31, 2012, net cash used in operating activities of $20.2 million consisted of a net loss of $23.1 million, reduced by $4.3 million in non-cash expenses and increased by a $1.4 million net cash outflow from changes in working capital. Non-cash expenses consisted primarily of depreciation and amortization expense of $2.9 million and non-cash stock compensation charges of $1.4 million. The decrease in cash resulting from changes in working capital consisted primarily of a

$5.0 million decrease in deferred revenue as our clients' semesters concluded and a $0.3 million increase in prepaid expenses and related party receivables. These amounts were partially offset by a decrease in accounts receivable of $1.1 million driven by cash receipt timing differences, an increase in accounts payable of $1.3 million, an increase in the accrual for expected refunds of $0.2 million and an increase in accrued expenses and other current liabilities of $1.0 million related to increased program accruals as we supported a greater number of degree offerings.

  Investing Activities

        For the years ended December 31, 2014, 2013 and 2012 net cash used in investing activities was $11.0 million, $7.6 million and $5.2 million, respectively. In each period, these expenditures were largely for equipment, internally developed software and asynchronous content developed for client programs.

  Financing Activities

        For the year ended December 31, 2014, net cash provided by financing activities of $102.6 million, consisting primarily of $100.3 million in net proceeds from our initial public offering. In addition, we received net cash of $2.3 million from the exercise of stock options.

        For the year ended December 31, 2013, net cash provided by financing activities was $5.1 million, of which $5.0 million came from the issuance of redeemable convertible preferred stock and $0.3 million came from the exercise of stock options. These proceeds were partially offset by $0.2 million used to repurchase shares of common stock from a former employee.

        For the year ended December 31, 2012, net cash provided by financing activities was $26.6 million, of which $26.0 million came from the issuance of our Series D redeemable convertible preferred stock and $0.6 million came from the exercise of stock options.

Contractual Obligations and Commitments

        We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for various intellectual property and other rights.

        We have a $37.0 million line of credit from Comerica Bank and Square 1 Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of December 31, 2014.

        The following table summarizes our obligations under non-cancelable operating leases and commitments to certain of our clients for various intellectual property and other rights at December 31, 2014. Future events could cause actual payments to differ from these amounts.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$11,005	$2,772	$5,109	$2,630	$494
Payments to clients	5,400	500	1,600	600	2,700

Total	$16,405	$3,272	$6,709	$3,230	$3,194

        See Note 5 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 and "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for additional information regarding contingencies.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

        Refer to Note 2 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of FASB's recent accounting pronouncements and their effect on us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

  Interest Rate Risk

        We are subject to interest rate risk in connection with potential borrowings available under our $37.0 million bank line of credit procured in December 2013. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender's prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of December 31, 2014.

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

Inflation

        We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Through our pricing model, we benefit from price increases implemented by our clients, and we continue to monitor inflation-driven cost increases in order to minimize their effects through productivity improvements and cost containment efforts. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our clients, and our own pricing strategies, might not fully offset the higher costs. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data

2U, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
2U, Inc.:

        We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2U, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
February 26, 2015

2U, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$86,929	$7,012
Accounts receivable, net	350	1,835
Advance to clients, current	—	581
Prepaid expenses	2,709	1,763

Total current assets	89,988	11,191
Property and equipment, net	6,755	5,231
Capitalized content development costs, net	13,155	8,904
Advance to clients, non-current	1,675	—
Other non-current assets	1,466	3,326

Total assets	$113,039	$28,652

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,293	$5,089
Accrued expenses and other current liabilities	17,138	12,025
Deferred revenue	1,906	1,266
Refunds payable	2,431	1,831

Total current liabilities	23,768	20,211
Rebate reserve	639	1,571
Other non-current liabilities	621	847

Total liabilities	25,028	22,629
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock:
Redeemable convertible Series A preferred stock, $0.001 par value, 0 and 10,033,976 shares authorized, issued and outstanding as of December 31, 2014 and 2013, respectively	—	12,384
Redeemable convertible Series B preferred stock, $0.001 par value, 0 and 5,057,901 shares authorized, issued and outstanding as of December 31, 2014 and 2013, respectively	—	22,210
Redeemable convertible Series C preferred stock, $0.001 par value, 0 and 4,429,601 shares authorized, issued and outstanding as of December 31, 2014 and 2013, respectively	—	32,405
Redeemable convertible Series D preferred stock, $0.001 par value, 0 shares authorized, issued and outstanding as of December 31, 2014; 4,069,352 shares authorized, 3,979,730 shares issued and outstanding as of December 31, 2013	—	31,048

Total redeemable convertible preferred stock	—	98,047
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014; 0 shares authorized, issued and outstanding as of December 31, 2013	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 40,735,069 shares issued and outstanding as of December 31, 2014; 60,000,000 shares authorized, 7,629,133 shares issued and outstanding as of December 31, 2013	41	8
Additional paid-in capital	216,818	7,817
Accumulated deficit	(128,848)	(99,849)

Total stockholders' equity (deficit)	88,011	(92,024)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$113,039	$28,652

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$110,239	$83,127	$55,879
Costs and expenses:
Servicing and support	26,858	22,718	14,926
Technology and content development	22,621	19,472	8,299
Program marketing and sales	65,218	54,103	45,390
General and administrative	23,420	14,840	10,342

Total costs and expenses	138,117	111,133	78,957

Loss from operations	(27,878)	(28,006)	(23,078)
Other income (expense):
Interest expense	(1,213)	27	(73)
Interest income	92	26	38

Total other income (expense)	(1,121)	53	(35)

Loss before income taxes	(28,999)	(27,953)	(23,113)
Income tax expense	—	—	—

Net loss	(28,999)	(27,953)	(23,113)
Preferred stock accretion	(89)	(347)	(339)

Net loss attributable to common stockholders	$(29,088)	$(28,300)	$(23,452)

Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(3.81)	$(3.33)

Weighted-average common shares outstanding, basic and diluted	32,075,107	7,432,055	7,037,090

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2011	6,680,085	$6	$3,817	$(48,673)	$(44,850)
Exercise of stock options	706,048	1	610	—	611
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(339)	—	(339)
Stock-based compensation expense	—	—	1,395	—	1,395
Net loss	—	—	—	(23,113)	(23,113)

Balance, December 31, 2012	7,386,133	7	5,483	(71,786)	(66,296)

Exercise of stock options	290,604	1	324	—	325
Repurchase of common shares	(47,604)	—	(69)	(110)	(179)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(347)	—	(347)
Stock-based compensation expense	—	—	2,426	—	2,426
Net loss	—	—	—	(27,953)	(27,953)

Balance, December 31, 2013	7,629,133	8	7,817	(99,849)	(92,024)

Exercise of stock options	940,642	1	2,281	—	2,282
Grant of common stock	5,000	—	55	—	55
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	7,527	—	7,527
Conversion of redeemable convertible preferred stock to common stock	23,501,208	23	98,113	—	98,136
Conversion of Series D warrants to common stock warrants	—	—	821	—	821
Issuance of common stock from initial public offering, net of issuance costs	8,626,377	9	100,293	—	100,302
Exercise of warrants to purchase common stock	32,709	—	—	—	—
Net loss	—	—	—	(28,999)	(28,999)

Balance, December 31, 2014	40,735,069	$41	$216,818	$(128,848)	$88,011

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(28,999)	$(27,953)	$(23,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,572	4,335	2,869
Stock-based compensation expense	7,527	2,426	1,395
Amortization of deferred financing costs	—	—	74
Change in the fair value of the Series D redeemable convertible preferred stock warrants prior to conversion	695	(33)	(22)
Loss on impairment and disposal of long-lived assets	—	811	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,485	(1,587)	1,142
Advances to clients	(1,094)	415	—
Prepaid expenses	(946)	(939)	(24)
Related party receivable	—	265	(265)
Other assets	779	(1,384)	(133)
Accounts payable	(2,565)	1,894	1,328
Accrued expenses and other current liabilities	5,597	4,986	1,047
Deferred revenue	640	530	(5,002)
Refunds payable	600	603	159
Rebate reserve	(932)	(320)	240
Other liabilities	(44)	269	120

Net cash used in operating activities	(11,685)	(15,682)	(20,185)
Cash flows from investing activities
Expenditures for property and equipment	(3,803)	(2,367)	(2,275)
Capitalized content development cost expenditures	(7,150)	(5,213)	(2,578)
Other investing activities	(29)	(56)	(362)

Net cash used in investing activities	(10,982)	(7,636)	(5,215)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	100,302	—	—
Proceeds from exercise of stock options	2,282	325	611
Proceeds from revolving line of credit	5,000	—	—
Payment on revolving line of credit	(5,000)	—	—
Repurchase of common shares	—	(179)	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	4,994	26,021

Net cash provided by financing activities	102,584	5,140	26,632

Net increase (decrease) in cash and cash equivalents	79,917	(18,178)	1,232
Cash and cash equivalents, beginning of period	7,012	25,190	23,958

Cash and cash equivalents, end of period	$86,929	$7,012	$25,190

Supplemental disclosure of non-cash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$89	$347	$339
Accrued capital expenditures	557	216	40
Deferred offering costs included in accounts payable and accrued expenses	—	1,057	—
Issuance of Series D redeemable convertible preferred stock warrant in connection with revolving line of credit	—	107	—
Common stock granted in exchange for consulting services received	55	—	—

See accompanying notes to consolidated financial statements.

2U, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        2U, Inc. (the "Company") was incorporated as 2Tor Inc. in the State of Delaware in April 2008 and changed its name to 2U, Inc. on October 11, 2012. Under long-term agreements, the Company provides an integrated solution comprised of cloud-based software-as-a-service ("SaaS"), fused with technology-enabled services (together, the "Platform"), that allows leading colleges and universities to deliver high quality online degree programs, extending the universities' reach and distinguishing their brands. The Company's SaaS technology consists of (i) a comprehensive learning environment ("Online Campus"), which acts as the hub for all student and faculty academic and social interaction, and (ii) operations applications, which provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate the Company's clients' programs. The Company also provides a suite of technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

        On April 2, 2014, the Company closed the initial public offering of its common stock ("IPO") in which the Company issued and sold 8,626,377 shares of its common stock, including the partial exercise of the underwriters' over-allotment option, at an issuance price of $13.00 per share. The Company received net proceeds of $100.3 million after deducting underwriting discounts and commissions of $7.8 million and other offering expenses of approximately $4.0 million. Upon the closing of the IPO, all shares of the then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of April 2, 2014. In addition, the outstanding Series D warrants automatically converted into warrants to purchase common stock, and the preferred stock warrant liability of $0.8 million as of April 2, 2014 was reclassified to additional paid-in capital.

2. Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of long-lived assets, fair value measurement and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from those estimates.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

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

        The Company primarily derives its revenue from long-term contracts that typically range from 10 to 15 years in length. Under these contracts, the Company enables access to its Platform to its clients and their faculty and students. The Company is entitled to a contractually specified percentage of net program proceeds from its clients. These net program proceeds represent gross proceeds billed by clients to students, less credit card fees and other specified charges the Company has agreed to exclude in certain of its client contracts. A refund allowance is established for the Company's share of tuition and fees ultimately uncollected by its clients. The Company also offered rebates to a group of students who enrolled in a specific client program between 2009 and 2011, which the Company will pay to the student if he or she completes the degree and certain post-graduation work requirements within a specified period of time. These rebates and refunds offset the net program proceeds recognized as revenue. Revenue is recognized ratably over the service period, which the Company defines as the first through the last day of classes for each semester in a client's program. The Company invoices its clients based on enrollment reports that are generated by its clients. In some instances, these enrollment reports are received prior to the conclusion of the drop/add period. In such cases, the Company establishes a reserve against revenue, if necessary, based on its estimate of changes in enrollments expected prior to the end of the drop/add period.

        The Company generates substantially all of its revenue from multiple-deliverable contractual arrangements with its clients. Under each of these arrangements, the Company provides (i) access to Online Campus, which serves as a learning platform for its client's faculty and students and which also enables a comprehensive range of other client functions, (ii) access to operations applications which provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate the Company's clients' programs and (iii) technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

        In order to treat deliverables in a multiple-deliverable contractual arrangement as separate units of accounting, deliverables must have standalone value upon delivery. The technology-enabled services within the Platform are provided primarily in support of programs delivered through Online Campus, and for students of the programs delivered through Online Campus. Accordingly, the Company has determined that no individual deliverable has standalone value upon delivery and, therefore, deliverables within the Company's multiple-deliverable arrangements do not qualify for treatment as

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

separate units of accounting. Accordingly, the Company considers all deliverables to be a single unit of accounting and recognizes revenue from the entire arrangement over the term of the service period.

        Advance payments are recorded as deferred revenue until services are delivered or obligations are met, at which time revenue is recognized. Deferred revenue as of a particular balance sheet date represents the excess of amounts received as compared to amounts recognized in revenue in the consolidated statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on the Company's consolidated balance sheets.

Advertising Costs

        The Company expenses advertising costs as incurred. The amounts expensed for the years ended December 31, 2014, 2013 and 2012 were not material. The Company records its advertising costs as program marketing and sales expense in the Company's consolidated statements of operations.

Fair Value Measurements

        The carrying amounts of certain assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short-term nature.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company's principal or, in the absence of a principal, most advantageous, market for the specific asset or liability.

        U.S. GAAP provides for a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The fair value hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

  •
  Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

  •
  Level 2—Observable inputs, other than quoted prices in active markets, that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

  •
  Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

This determination requires significant judgments to be made. The following tables summarize the conclusions reached as of December 31, 2014 and 2013:

	Balance as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents	$82,939	$82,939	$—	$—

Liabilities:
Series D redeemable convertible preferred stock warrants	$—	$—	$—	$—

	Balance as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents	$3,357	$3,357	$—	$—

Liabilities:
Series D redeemable convertible preferred stock warrants	$126	$—	$—	$126

        Prior to converting to common stock warrants upon the closing of the IPO on April 2, 2014, the Company used an option pricing model to determine the fair value of the Series D redeemable convertible preferred stock warrants. The valuation required the input of subjective assumptions, including the risk-free interest rate, the value of the underlying securities and the expected stock price volatility. The risk-free interest rate assumption was based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the warrants. The expected stock price volatility assumption was based on historical volatilities for publicly traded stock of comparable companies over the term of the warrants. The value of the underlying securities assumption was based upon the market price of the Company's common stock as the redeemable convertible preferred stock warrants became convertible into shares of common stock upon closing of the IPO.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

        The following table presents the changes in the Company's Level 3 instruments measured at fair value on a recurring basis:

	Series C Warrant	Series D Warrants
	(in thousands)
Balance as of December 31, 2012	$—	$52
Issuance of warrant	—	107
Change in fair value of warrant liability	—	(33)

Balance as of December 31, 2013	—	126
Change in fair value of warrant liability	—	695
Reclassification of warrant liability to additional paid-in capital		(821)

Balance as of December 31, 2014	$—	$—

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are stated at realizable value. The Company extends a minimal amount of uncollateralized credit to its clients. The Company utilizes the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company's estimates. As of December 31, 2014 and 2013, the Company determined that no significant allowances for doubtful accounts were necessary.

Concentration of Credit Risk

        Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company's cash is held at financial institutions that management believes to be of high credit quality. The Company's bank accounts exceed federally insured limits at times. The Company has not experienced any losses on cash to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its clients and maintains an allowance for doubtful accounts, if needed.

        Three of the Company's clients accounted for the following percentages of revenue for the periods presented below:

	Year Ended December 31,
	2014	2013	2012
Client A	55%	69%	78%
Client B	14	16	15
Client C	13	12	7

        Additionally, the Company's largest client accounted for 35% and 51% of the Company's accounts receivable balance as of December 31, 2014 and 2013, respectively. Further, two additional clients accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2014, while one additional client accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2013.

Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization. Computer software is included in property and equipment and consists of internally-developed software. Expenditures for major additions, construction and improvements are capitalized. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years for computer hardware and five to seven years for furniture and office equipment. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining term of the leased facility or the estimated useful life of the improvement, which ranges from four to ten years. Useful lives of significant assets are periodically reviewed and adjusted prospectively to reflect the Company's current estimates of the respective assets' expected utility. Repair and maintenance costs are expensed as incurred.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        The Company capitalizes certain costs associated with internally-developed software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating the Company's and the university's networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these costs are depreciated on the straight-line method over the estimated useful life of the software, which is generally three years. Internal software development costs of $2.3 million, $1.3 million and $1.1 million were capitalized during the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to the capitalized internally-developed software was $1.4 million, $1.5 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in technology and content development costs in the accompanying consolidated statements of operations. The net book value of capitalized internally-developed software was $3.3 million and $2.4 million at December 31, 2014 and 2013, respectively.

Capitalized Content Development Costs

        The Company works with each client's faculty members to develop and maintain educational content that is delivered to their students through Online Campus. The online content developed jointly by the Company and its clients consists of subjects chosen and taught by clients' faculty members and incorporates references and examples designed to remain relevant over extended periods of time. Online delivery of the content, combined with live, face-to-face instruction, provides the Company with rapid user feedback that it uses to make ongoing corrections, modifications and improvements to the course content. The Company's clients retain all intellectual property rights to the developed content, although the Company retains the rights to the content packaging and delivery mechanisms. Much of the Company's new content development uses proven delivery platforms and is therefore primarily subject-specific in nature. As a result, a significant portion of content development costs qualify for capitalization due to the focus of the Company's development efforts on the unique subject matter of the content. Similar to on-campus programs offered by the Company's clients, the online degree programs enabled by the Company offer numerous courses for each degree. The Company therefore capitalizes its development costs on a course-by-course basis. As students must matriculate into a client program in order to take a course, revenues and identifiable cash flows are also measured at the client program level.

        The Company develops content on a course-by-course basis in conjunction with the faculty for each client program. The clients and their faculty generally provide course outlines in the form of the curriculum, required textbooks, case studies and other reading materials, as well as presentations that are typically used in the on-campus setting. The Company is then responsible for, and incurs all of the expenses related to, the conversion of the materials provided by each client into a format suitable for delivery through Online Campus.

        The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related costs incurred to create and produce videos

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

and other digital content utilized in the clients' programs for delivery via Online Campus. Capitalization ends when content has been fully developed by both the Company and the client, at which time amortization of the capitalized content development costs begins. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the Company's planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, which consist of property and equipment and capitalized content development costs, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company's impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company's forecasts, especially in relation to recently launched programs. For the years ended December 31, 2014 and 2012, no impairment of long-lived assets was deemed to have occurred. In December 2013, the Company evaluated the recoverability of its capitalized assets and determined that the estimated carrying value of one asset group exceeded its net realizable value. The Company determined that these capitalized amounts were not recoverable, performed an impairment assessment and recorded an impairment charge of $0.8 million in the fourth quarter of 2013.

Other Non-Current Assets

        Other non-current assets consist primarily of intangible assets associated with the Company's registered domain names and security deposits on leased office facilities. Additional other non-current assets consist of deferred financing costs which were incurred by the Company directly in connection with obtaining its revolving line of credit. These deferred financing costs are amortized over a useful life equal to the term of the underlying line of credit. Until April 2, 2014, other non-current assets also consisted of costs the Company deferred which were incurred directly in connection with its IPO. These deferred IPO costs partially offset the cash proceeds received from the IPO.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        Total other non-current assets consisted of the following as of:

	December 31,
	2014	2013
	(in thousands)
Deferred IPO Costs	$—	$1,781
Deferred financing costs	317	634
Other non-current assets	1,149	911

Total other non-current assets	$1,466	$3,326

Refunds Payable

        The Company records a refunds payable liability related to the amounts owed to clients as a result of students defaulting on their payments to clients. The Company may receive its portion of net program proceeds prior to a client collecting the full amount of tuition and applicable fees from its students. The Company calculates the refunds payable liability by estimating the future amounts owed to a client resulting from non-payment by students. The Company's estimate is based on historical collection experience, market and income trends, and a review of the client's accounts receivable aging.

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

Comprehensive Loss

        The Company's net loss equals comprehensive loss for all periods presented as the Company has no material components of other comprehensive income.

Stock-Based Compensation

        The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the awards' requisite service period, adjusted for estimated forfeitures. For awards subject to both performance and service-based vesting

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved.

        See Note 10 for a discussion of assumptions used in calculating the fair value of stock options.

Basic and Diluted Loss per Common Share

        The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company's redeemable convertible preferred stock (prior to their conversion to common stock) were entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders, and as a result are considered participating securities.

        Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or "if-converted") as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2014, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which is effective for interim or annual periods beginning after December 15, 2013. This guidance provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. The Company adopted this new guidance on January 1, 2014 and the adoption did not have a material impact on the Company's financial condition, results of operations or disclosures.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. Property and Equipment

        Property and equipment consisted of the following as of (in thousands):

	December 31,
	2014	2013
Internally-developed software	$7,820	$5,516
Computer hardware	3,016	2,082
Furniture and office equipment	1,104	774
Leasehold improvements	1,801	1,494

Total	13,741	9,866
Accumulated depreciation and amortization	(6,986)	(4,635)

Property and equipment, net	$6,755	$5,231

        Depreciation and amortization expense of property and equipment was $2.4 million, $2.1 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

4. Capitalized Content Development Costs

        Capitalized content development costs consisted of the following as of (in thousands):

	December 31,
	2014	2013
Capitalized content development costs	$16,835	$11,816
Capitalized content development costs in process	3,699	1,961
Accumulated amortization	(7,379)	(4,873)

Capitalized content development costs, net	$13,155	$8,904

        The Company recorded amortization expense related to capitalized content development costs of $3.2 million, $2.2 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Capitalized Content Development Costs (Continued)

        As of December 31, 2014, the estimated future amortization expense for the capitalized content development costs is as follows (in thousands):

2015	$3,017
2016	2,577
2017	1,983
2018	1,426
2019	453

Total	$9,456

5. Commitments and Contingencies

Line of Credit

        On April 5, 2012, the Company secured a revolving line of credit from a bank for an aggregate borrowing base not to exceed $10.0 million. The Company never borrowed under this line of credit. On December 31, 2013, the Company entered into a new credit agreement which replaced its prior line of credit with a new revolving line of credit with an aggregate borrowing base not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014; therefore, no amounts were outstanding as of December 31, 2014. Under this revolving line of credit, the Company has the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank's prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, the Company may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, the Company makes interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if such borrowed amounts are repaid before the end of the interest period.

        Borrowings under the line of credit are collateralized by substantially all of the Company's assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short term liquidity, of at least 1.10 to 1.00.

        The covenants under the line of credit also place limitations on the Company's ability to incur additional indebtedness or to prepay permitted indebtedness, grant liens on or security interests in its assets, carry out mergers and acquisitions, dispose of assets, declare, make or pay dividends, make capital expenditures in excess of specified amounts, make investments, loans or advances, enter into transactions with affiliates, amend or modify the terms of material contracts, or change its fiscal year. If the Company is not in compliance with the covenants under the line of credit, after any opportunity to cure such non-compliance, or it otherwise experiences an event of default under the line of credit, the lenders may require repayment in full of all principal and interest outstanding. If the Company fails to repay such amounts, the lenders could foreclose on the assets pledged as collateral under the line of credit. The Company is currently in compliance with all such covenants.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

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

Program Marketing and Sales Commitments

        Certain of the agreements entered into between the Company and its clients require the Company to commit to meet certain staffing and spending investment thresholds related to program marketing and sales activities. In addition, one of these agreements requires the Company to invest up to agreed upon levels in marketing this program to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.

Operating Leases

        The Company leases office facilities under non-cancelable operating leases in California, New York, Maryland, North Carolina and Hong Kong. The Company also leases furniture and office equipment under non-cancelable leases. As of December 31, 2014, the future minimum lease payments (net of aggregate expected sublease payments of $0.6 million) were as follows (in thousands):

2015	$2,772
2016	2,643
2017	2,466
2018	1,809
2019	821
Thereafter	494

Total future minimum lease payments	$11,005

        The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other non-current liabilities in the accompanying consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million and $0.5 million as of December 31, 2014 and 2013, respectively.

        Total rent expense (net of sublease income of $0.3 million, $0.3 million and $0.3 million) for the years ended December 31, 2014, 2013 and 2012 was $2.6 million, $2.1 million and $1.7 million, respectively.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

Payments to Clients

        The Company is contractually obligated to make fixed payments to certain of its clients in exchange for various intellectual property and other rights. As of December 31, 2014, the future minimum payments to the Company's clients for intellectual property and other rights were as follows (in thousands):

2015	$500
2016	800
2017	800
2018	300
2019	300
Thereafter	2,700

Total future minimum payments to clients	$5,400

6. Income Taxes

        The components of loss before income taxes for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Domestic	$(28,999)	$(27,953)	$(23,113)

Total loss before income taxes	$(28,999)	$(27,953)	$(23,113)

        A reconciliation between the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, is as follows:

	2014	2013	2012
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	5.8	7.3	5.3
Non-deductible expenses	(2.8)	(2.1)	(2.1)
Change in valuation allowance	(32.4)	(39.9)	(38.1)
Other	(5.6)	(0.3)	(0.1)

Effective tax rate	0.0%	0.0%	0.0%

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        The significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Accrued expenses and other	$3,556	$1,501
Rebate reserve	264	677
Deferred rent	212	211
Stock-based compensation	2,782	797
Net operating loss carryforwards	46,264	37,874
Valuation allowance	(44,309)	(34,921)

Total deferred tax assets	$8,769	$6,139

Deferred tax liabilities:
Prepaid expenses and other	$(1,344)	$(462)
Capitalized content development costs	(5,439)	(3,841)
Capitalized software development costs	(1,346)	(1,034)
Property and equipment	(640)	(802)

Total deferred tax liabilities	$(8,769)	$(6,139)

Net deferred tax assets/liabilities	$—	$—

        Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely than not to occur. At December 31, 2014 and 2013, the Company had federal net operating loss ("NOL") carryforwards of approximately $123.4 million and $86.0 million, respectively, which expire between 2029 and 2034. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. A full valuation allowance has been established to offset the net deferred tax assets. The total increase in the valuation allowance was $9.4 million for the year ended December 31, 2014, as the Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, a certain portion of the above NOL carryforwards may be subject to Internal Revenue Code section 382 limitations, which may limit their future use.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        The Company completed an analysis of the stock ownership changes through April 30, 2014, and determined that there has not been an ownership change prior to that date. However, the Company has not completed an analysis to determine what, if any, impact any ownership change after April 30, 2014 has had on the ability to utilize NOL carryforwards. The Company has experienced a number of transactions subsequent to April 30, 2014, which could lead to a limitation of its NOL carryforwards under section 382 of the Internal Revenue Code. The Company intends to complete a study through December 31, 2014, regarding this limitation in the next twelve months. It is reasonably possible that the results of the study will reduce the reported NOL carryforwards and other deferred tax assets.

        The Company has estimated its annual effective tax rate for the full fiscal year 2014 and 2013 and applied that rate to its income before income taxes in determining its provision for income taxes. The Company also recorded discrete items in each respective period as appropriate. The Company's effective tax rate for the years ended December 31, 2014 and 2013 was 0%.

        The Company applies the provisions of ASC 740-10 to uncertain tax positions. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon settlement. The Company did not identify any tax positions that would be required for inclusion in the financial statements. As of December 31, 2014, the Company had not made any changes to its tax positions since December 31, 2013.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

7. Redeemable Convertible Preferred Stock

        The following table summarizes the Company's issuances of redeemable convertible preferred stock:

Issue Date	Series	Purchase Price per Share	Number of Shares	Conversion Price per Share
June 2009	Series A	$1.27	10,033,976	$1.27
February 2010	Series B	$4.46	5,057,901	$4.46
March 2011	Series C	$7.34	4,429,601	$7.34
March 2012	Series D	$7.81	3,339,902	$7.81
January 2013	Series D	$7.81	639,828	$7.81

        Series A, Series B, Series C and Series D redeemable convertible preferred stock are collectively referred to as the "Preferred Stock" and individually as the "Series A," "Series B," "Series C" and

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

"Series D." Each of the purchase prices per share above is referred to as the Original Issue Price, and excludes the cost of issuance. Any costs incurred in connection with the issuance of the various classes of Preferred Stock have been recorded as a reduction of the carrying amount of the Preferred Stock and were accreted through a charge to additional paid-in capital through April 2, 2014.

Summary of Activity

        The following table presents a summary of activity for the redeemable convertible preferred stock issued and outstanding for the periods presented below:

	Redeemable Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
	(in thousands)
Balance, December 31, 2011	$12,105	$21,927	$32,314	$—	$66,346
Issuance of redeemable convertible preferred stock net of issuance costs	—	—	—	26,021	26,021
Accretion of issuance costs on redeemable convertible preferred stock	139	141	45	14	339

Balance, December 31, 2012	12,244	22,068	32,359	26,035	92,706
Issuance of redeemable convertible preferred stock net of issuance costs	—	—	—	4,994	4,994
Accretion of issuance costs on redeemable convertible preferred stock	140	142	46	19	347

Balance, December 31, 2013	12,384	22,210	32,405	31,048	98,047
Accretion of issuance costs on redeemable convertible preferred stock	36	36	12	5	89
Conversion of preferred stock into common stock	(12,420)	(22,246)	(32,417)	(31,053)	(98,136)

Balance, December 31, 2014	$—	$—	$—	$—	$—

Redemption Rights

        The Preferred Stock shares were redeemable at the election of the Preferred Stock holders. On April 3, 2012, the Company amended its Amended and Restated Certificate of Incorporation to change the earliest possible Preferred Stock redemption date to any date after June 19, 2016, but within ninety days after the receipt of a written request from at least 75% of the holders of the outstanding shares of the respective series of Preferred Stock. Upon closing of the Company's IPO on April 2, 2014, all outstanding shares of redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock. No shares of redeemable convertible preferred stock were authorized, issued or outstanding at December 31, 2014. As of December 31, 2013, the redemption values of the Series A, B, C, and D Preferred Stock were $12.7 million, $22.6 million, $32.5 million and $31.1 million, respectively.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

Conversion Rights

        The Preferred Stock was convertible, at the option of the holder, into shares of common stock at a ratio equal to the Original Issue Price for such series divided by the conversion price for such series. Each series was convertible on a one-for-one basis. The conversion price for each series of Preferred Stock was subject to adjustment in the event of any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or similar event.

        Additionally, each share of Preferred Stock would automatically convert into common stock, at the then-current conversion price for such series, upon the earliest to occur of (i) immediately prior to the closing of a public offering of shares of the Company's common stock resulting in a deemed total market valuation for the Company of $330 million, based on the public offering price, and which results in aggregate cash proceeds to the Company of not less than $50 million, or (ii) the date specified by vote or written consent of (a) the holders of at least 66 2/3% of the voting power of the outstanding shares of Series A Preferred Stock, voting together as a class, (b) the holders of at least a majority of the voting power of the outstanding shares of Series B Preferred Stock, voting together as a class, (c) the holders of at least 60% of the voting power of the outstanding shares of Series C Preferred Stock, voting together as a class, and (d) the holders of at least 60% of the voting power of the outstanding shares of Series D Preferred Stock, voting together as a class.

Voting Rights

        The holders of the Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which their shares of Preferred Stock are convertible. Certain transactions and actions required a minimum voting consent of the holders of the shares of the outstanding Preferred Stock, as set forth in the Company's Amended and Restated Certificate of Incorporation.

        The holders of the common stock have the right to one vote per share.

Dividend Rights

        The holders of the Preferred Stock were entitled to receive dividends on a pari passu basis on each outstanding share of preferred stock (subject to adjustment in the event of any stock splits, stock dividends, reclassifications or similar events), payable in preference and priority to any declaration or payment of any dividend on the common stock of the Company. As of December 31, 2013, the dividends were payable at the rate of (i) $0.101512 per share per year on each outstanding share of Series A Preferred Stock; (ii) $0.356896 per share per year on each outstanding share of Series B Preferred Stock; (iii) $0.587307 per share per year on each outstanding share of Series C Preferred Stock; and (iv) $0.625168 per share per year on each outstanding share of Series D Preferred Stock. The dividends were payable when and if declared by the board of directors and are noncumulative. No dividends were declared on the Preferred Stock through April 2, 2014.

        The holders of the common stock are entitled to receive dividends if and when declared by the Company, but not until all dividends on the Preferred Stock had been either paid or declared and the Company had set aside the funds to pay those dividends declared.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Redeemable Convertible Preferred Stock (Continued)

Liquidation Rights

        In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (each, a "Liquidation Event"), the holders of Series B, Series C, and Series D were entitled to receive in preference to the holders of Series A an amount per share equal to the respective Original lssue Price plus any declared and unpaid dividends.

        If the assets of the Company were insufficient to make payment in full, the assets would be distributed ratably in proportion to the full amounts to which the respective stockholders would otherwise be entitled. Thereafter, the holders of Series A shares were entitled to receive an amount per share equal to the Series A Original lssue Price plus all declared and unpaid dividends.

        After the payment of the full liquidation preferences of the preferred Stock as set forth above, the remaining assets of the Company available for distribution in such Liquidation Event, if any, were to be distributed ratably to the holders of the Common Stock.

8. Common Stock and Preferred Stock Reserved for Future Issuance

        Immediately upon the closing of the IPO on April 2, 2014, the Company's certificate of incorporation was amended and restated to, among other things, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2014, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At December 31, 2014, the Company had reserved a total of 7,802,706 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,850,211
Possible future issuance under equity incentive plans	959,830
Outstanding restricted stock units	992,665

Total common shares reserved for future issuance	7,802,706

9. Warrants

        In connection with the line of credit secured in April 2012, the Company issued a warrant to purchase 12,797 shares of the Company's Series D redeemable convertible preferred stock with an exercise price of $7.81 per share and an expiration date in 2022. The warrant was valued at $74 thousand on the date of grant and at $19 thousand as of December 31, 2013.

        In connection with the line of credit secured in December 2013, the Company issued a warrant to purchase 71,021 shares of the Company's Series D redeemable convertible preferred stock with an exercise price of $7.81 per share and an expiration date in 2023. The warrant was valued at $107 thousand as of December 31, 2013.

        As of December 31, 2013, each of the Series D warrants were classified as a liability in the accompanying consolidated balance sheets and adjusted to fair value due to the fact that they were exercisable into redeemable convertible preferred securities.

        Upon the closing of the Company's IPO on April 2, 2014, the warrants to purchase Series D redeemable convertible preferred stock automatically converted into warrants to purchase common

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Warrants (Continued)

stock and the liability at its then fair value of $821 thousand was reclassified to additional paid-in capital. Prior to April 2, 2014, the inputs to the fair value model for the warrants were considered Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures, and all changes in the fair value of the warrants were recorded as a component of interest expense. The Company recorded interest expense of $695 thousand for the year ended December 31, 2014 and reductions of interest expense of $33 thousand and $22 thousand for the years ended December 31, 2013 and 2012, respectively, related to the fair value adjustment of the warrants.

        On May 22, 2014, the holder of the warrants issued a notice of exercise to the Company to purchase 83,818 shares of common stock. In lieu of payment of the exercise price, the Company withheld from issuance a number of shares equal to the full exercise price divided by the price per share of the Company's common stock as measured on a volume weighted-average price basis over the 10-day trading period immediately prior to May 22, 2014. Consequently, the exercise of the warrants resulted in the issuance of 32,709 shares of the Company's common stock to the holder of the warrants, which represents a non-cash financing activity for purposes of the consolidated statement of cash flows.

10. Stock-Based Compensation

        The Company provides equity-based compensation awards to employees, non-employees and directors for the purpose of providing an effective means for attracting, retaining and motivating such individuals, and to provide them with incentives to exert maximum efforts for the success of the Company, and provide a means by which they may benefit from increases in value of the Company's common stock. The Company maintains two share-based compensation plans: the 2014 Equity Incentive Plan (the "2014 Plan") and the 2008 Stock Incentive Plan (the "2008 Plan"). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards, and began using the 2014 Plan for grants of new equity awards.

2014 Plan

        In February 2014, the Company's stockholders approved the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options to the Company's employees and its parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, consultants and directors. The 2014 Plan also provides for the grant of performance cash awards to the Company's employees, consultants and directors.

        Authorized Shares.    A total of 2,800,000 shares of the Company's common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company's common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        In addition, shares subject to outstanding stock awards granted under the 2008 Plan and 2014 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award, return to the 2014 Plan's share reserve and become available for future grant under the 2014 Plan, up to the maximum number of shares of 5,943,348.

        As of December 31, 2014, the Company had 959,830 shares reserved for issuance under the 2014 Plan. Further, as of December 31, 2014, under the 2014 Plan, options to purchase 1,197,741 shares of the Company's common stock were outstanding at a weighted-average exercise price of $11.28 per share and 992,665 restricted stock units were outstanding. On January 1, 2015, the shares available for issuance increased by 2,036,503 pursuant to the automatic share reserve increase provision under the 2014 Plan.

2008 Plan

        In October 2008, the Company's stockholders approved the Company's 2008 Plan. The 2008 Plan was most recently amended on May 8, 2013. The 2008 Plan provided for the grant of incentive stock options to the Company's employees and the employees of the Company's subsidiaries, and for the grant of nonstatutory stock options, restricted stock awards and deferred stock awards to the Company's employees, directors and consultants. Upon the effective date of the 2014 Plan, the Company ceased using the 2008 Plan to grant new equity awards, and began using the 2014 Plan for grants of new equity awards. Accordingly, as of January 30, 2014, no shares were available for future grant under the 2008 Plan. However, the 2008 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder.

        As of December 31, 2014, options to purchase 4,652,470 shares of the Company's common stock were outstanding under the 2008 Plan at a weighted-average exercise price of $3.87 per share.

Stock-based Compensation Expense

        Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Servicing and support	$1,468	$364	$180
Technology and content development	794	159	43
Program marketing and sales	676	178	162
General and administrative	4,589	1,725	1,010

Total stock-based compensation expense	$7,527	$2,426	$1,395

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Stock Options

        The terms of stock option grants, including the exercise price per share and vesting periods, are determined by the Company's board of directors or the compensation committee thereof. Stock options are granted at exercise prices of not less than the estimated fair market value of the Company's common stock at the date of grant. Stock options are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most options vesting in tranches, generally over a period of four years. Stock options granted under the 2014 Plan and the 2008 Plan are subject to service-based vesting conditions, and generally expire ten years from the grant date.

        The Company values stock options using the Black-Scholes-Merton option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life of the option, expected stock price volatility and dividend yield. Additionally, the recognition of expense requires estimation of the number of options that will ultimately vest and those that will be forfeited. The Company estimates the expected forfeitures of share-based awards at the grant date and recognizes the compensation cost only for those awards expected to vest.

        The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." Under the "simplified method," the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company's history of not paying dividends.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        The following table summarizes the assumptions used for estimating the fair value of the stock options granted:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.7% - 2.1%	0.9% - 2.0%	0.8% - 1.1%
Expected term (years)	5.11 - 6.25	5.54 - 6.31	5.65 - 6.15
Expected volatility	50% - 55%	55% - 58%	57% - 61%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value	$5.71	$4.58	$1.91

        The following is a summary of the option activity:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2013	5,883,885	$3.53	7.45	$36,884
Granted	1,319,110	11.23	8.65
Exercised	(940,642)	2.43	5.30
Forfeited	(191,513)	8.08
Expired	(220,629)	0.96

Outstanding balance at December 31, 2014	5,850,211	5.39	7.33	83,487

Exercisable at December 31, 2014	3,198,869	3.07	6.31	53,069

Vested and expected to vest at December 31, 2014	5,649,272	5.27	7.28	81,287

        The total compensation cost related to the nonvested options not yet recognized as of December 31, 2014 was $9.6 million and will be recognized over a weighted-average period of approximately 2.3 years.

        The aggregate intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 was $16.2 million, $1.8 million and $1.6 million, respectively.

        The following table summarizes by grant date the number of shares of common stock subject to stock options granted from January 1, 2014 to December 31, 2014, as well as the associated exercise

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

price per share and the estimated fair value per share of the Company's common stock on the grant date.

Grant Date	Number of Shares Underlying Options Granted	Exercise Price per Share	Estimated Grant Date Fair Value per Share
January 30, 2014	45,000	$9.50	$11.00
March 6, 2014	1,128,430	11.00	11.00
March 27, 2014	66,427	13.00	13.00
April 11, 2014	44,334	12.94	12.94
July 1, 2014	20,779	16.08	16.08
August 5, 2014	10,000	13.64	13.64
October 1, 2014	4,140	15.16	15.16

        Prior to the IPO, the Company determined for financial reporting purposes the estimated per share fair value of its common stock at various grant dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation," also known as the Practice Aid. In conducting the contemporaneous valuations, the Company used relevant information available and considered all objective and subjective factors that it believed to be relevant for each valuation conducted, including management's best estimate of the Company's business condition, prospects and operating performance at each valuation date.

Restricted Stock Units

        Throughout 2014, the Company granted restricted stock units under the 2014 Plan to the Company's directors and certain of the Company's employees. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company's board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times form the date of the grant, with most restricted stock units vesting in equal annual tranches, generally over a period of four years.

        The following is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2013	—	$—
Granted	1,089,286	11.41
Vested	—	—
Forfeited	(96,621)	11.60

Outstanding balance at December 31, 2014	992,665	11.39

        The total compensation cost related to the nonvested restricted stock units not yet recognized as of December 31, 2014 was $7.5 million and will be recognized over a weighted-average period of approximately 3.0 years.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Net Loss per Share

        Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Redeemable convertible preferred stock:
Series A	—	10,033,976	10,033,976
Series B	—	5,057,901	5,057,901
Series C	—	4,429,601	4,429,601
Series D	—	3,979,730	3,339,902
Warrants to purchase Series D redeemable convertible preferred stock	—	83,818	12,797
Stock options	5,850,211	5,883,885	4,766,827
Restricted stock units	992,665	—	—

        Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Year Ended December 31,
	2014	2013	2012
Numerator (in thousands):
Net loss attributable to common stockholders	$(29,088)	$(28,300)	$(23,452)

Denominator:
Weighted-average common shares outstanding, basic and diluted	32,075,107	7,432,055	7,037,090

Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(3.81)	$(3.33)

12. Segment and Geographic Information

        Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. The Company's CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company's operations constitute a single operating segment and one reportable segment. The Company offers similar services to substantially all of its clients, which primarily represent well-recognized nonprofit colleges and universities in the United States. Substantially all assets were held and all revenue was generated in the United States during all periods presented.

13. Retirement Plan

        The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Retirement Plan (Continued)

33% of each employee's contribution up to 6% of the employee's salary deferral. For the years ended December 31, 2014, 2013 and 2012, the Company made employer contributions of $0.6 million, $0.4 million and $0.3 million, respectively.

14. Related Party Transactions

        The Company subleases office space to an entity related by virtue of common ownership by a major stockholder. The lease requires the subtenant to reimburse the Company for the allocated cost of the office space subleased. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $0.3 million, $0.2 million and $0.2 million, respectively, as rental income from this related entity.

        The Company utilizes the marketing and event planning services of a company that is partially owned by one of the Company's executives. The Company recorded $1.6 million, $0.8 million and $0.4 million for the expenses incurred related to the services provided by this related party for the years ended December 31, 2014, 2013 and 2012, respectively. No material amounts were due to the related party or recorded in accounts payable on the consolidated balance sheets as of December 31, 2014 and 2013.

        As of December 31, 2012, the Company recorded a note receivable from one of its executives in the amount of $0.3 million. The note bore an interest rate of 2.18% and was due in full at the earliest of the employee's termination, a change in control of the Company, an IPO or October 2019. The note was secured by stock options to purchase an aggregate of 869,000 shares held by the executive. The note receivable was recorded as a related party receivable on the consolidated balance sheets. The note was repaid in full prior to December 31, 2013.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Information (unaudited, in thousands, except share and per share amounts)

        The following tables set forth certain unaudited quarterly financial data for 2014 and 2013. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustments necessary to present fairly the information set forth therein. The operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$26,332	$24,744	$28,407	$30,756
Costs and expenses:
Servicing and support	6,248	7,000	6,598	7,012
Technology and content development	5,674	5,818	5,726	5,403
Program marketing and sales	15,241	16,710	16,971	16,296
General and administrative	5,436	5,708	6,303	5,973

Total costs and expenses	32,599	35,236	35,598	34,684

Loss from operations	(6,267)	(10,492)	(7,191)	(3,928)
Other income (expense):
Interest expense	(784)	(134)	(176)	(119)
Interest income	1	31	30	30

Total other income (expense)	(783)	(103)	(146)	(89)

Net loss	$(7,050)	$(10,595)	$(7,337)	$(4,017)

Net loss per share:
Basic and diluted	$(0.92)	$(0.27)	$(0.18)	$(0.10)
Weighted-average shares used in computing net loss per share:
Basic and diluted	7,698,709	39,304,884	40,269,937	40,577,087

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Information (unaudited, in thousands, except share and per share amounts) (Continued)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$19,134	$18,691	$20,499	$24,803
Costs and expenses:
Servicing and support	5,018	5,656	5,842	6,202
Technology and content development	3,235	4,596	5,113	6,528
Program marketing and sales	11,770	13,695	15,412	13,226
General and administrative	2,871	3,654	4,269	4,046

Total costs and expenses	22,894	27,601	30,636	30,002

Loss from operations	(3,760)	(8,910)	(10,137)	(5,199)
Other income (expense):
Interest expense	8	5	(1)	15
Interest income	6	10	5	5

Total other income (expense)	14	15	4	20

Net loss	$(3,746)	$(8,895)	$(10,133)	$(5,179)

Net loss per share:
Basic and diluted	$(0.51)	$(1.20)	$(1.37)	$(0.69)
Weighted-average shares used in computing net loss per share:
Basic and diluted	7,386,133	7,398,059	7,415,777	7,528,940

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2014.

  Remediation of Material Weakness and Implementation of Procedures and Controls

        As previously disclosed in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on March 28, 2014, management identified a material weakness related to an inadequacy in the segregation of duties in our accounting processes and our monitoring controls.

        In response to the material weakness, in 2014, we designed and implemented new procedures and controls described below to mitigate the material weakness and made other improvements to our control environment.

  •
  Expanded our in-house accounting and finance resources;

  •
  Implemented enhanced review procedures;

  •
  Implemented a business process and internal controls management function;

  •
  Documented and evaluated our internal control processes and procedures;

  •
  Implemented more formal procedures for the evaluation of non-routine judgments and estimates;

  •
  Formalized roles and responsibilities within our accounting and finance function; and

  •
  Expanded our monitoring controls.

        As a result of the completion and implementation of the remedial measures described above, management determined that the material weakness was remediated as of December 31, 2014.

  Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

  Changes in Internal Control Over Financial Reporting

        Other than the actions and implementation measures described above, there have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders or our 2014 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Board of Directors and Committees," "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Transactions with Related Parties" and "Director Independence."

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is hereby incorporated by reference to the section of our 2014 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

(b)
Financial Statement Schedules

 Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$12	$—	$(12)	$—
Year ended December 31, 2013	—	12	—	12
Year ended December 31, 2012	—	—	—	—

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
Income tax valuation allowance:
Year ended December 31, 2014	$34,921	$9,388	$—	$44,309
Year ended December 31, 2013	23,864	11,057	—	34,921
Year ended December 31, 2012	15,072	8,792	—	23,864

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

2U, INC.
February 26, 2015
By:	/s/ CHRISTOPHER J. PAUCEK
	Name:	Christopher J. Paucek
	Title:	Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. PAUCEK Christopher J. Paucek	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
/s/ CATHERINE A. GRAHAM Catherine A. Graham	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
/s/ PAUL A. MAEDER Paul A. Maeder	Director and Chairman of the Board	February 26, 2015
/s/ MARK J. CHERNIS Mark J. Chernis	Director	February 26, 2015
/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 26, 2015
/s/ JOHN M. LARSON John M. Larson	Director	February 26, 2015
/s/ MICHAEL T. MOE Michael T. Moe	Director	February 26, 2015

Signature	Title	Date

/s/ ROBERT M. STAVIS Robert M. Stavis	Director	February 26, 2015
/s/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	February 26, 2015
/s/ EARL LEWIS Earl Lewis	Director	February 26, 2015
/s/ EDWARD S. MACIAS Edward S. Macias	Director	February 26, 2015

SPECIAL NOTE REGARDING EXHIBITS

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made of at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

 Exhibit Index

Exhibit Number	Description of the Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1(4)*	Services Agreement, by and between the Registrant and University of Southern California, on behalf of the USC Rossier School of Education, dated as of October 29, 2008, as amended to date.

10.2(5)*	Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of April 12, 2010, and Addenda dated as of April 12, 2010 and July 22, 2011.

10.2.1(6)*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.

10.3(7)	Amended and Restated Investor Rights Agreement, dated as of March 27, 2012, by and among the Registrant and certain of its stockholders.

10.4(8)†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.

10.8(9)†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.

10.9(10)†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.

10.10(11)†	2014 Equity Incentive Plan.

10.11(12)†	Form of Stock Option Agreement under 2014 Equity Incentive Plan.

10.12(13)†	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan.

10.13(14)†	Summary of Non-Employee Director Compensation Plan.

10.14(15)†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.

10.15(16)†	Form of Indemnification Agreement with directors and executive officers.

10.16(17)†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Robert L. Cohen.

10.17(18)	Sublease, by and between the Registrant and Noodle Education, Inc., dated as of November 16, 2011.

10.18(19)†	Letter Agreement, by and between the Registrant and Christopher J. Paucek, dated as of October 22, 2013.

10.19(20)*	Amended and Restated Revolving Credit Agreement, by and among the Registrant, Comerica Bank as Administrative Agent and as a Lender, Issuing Lender and Swing Line Lender and Square 1 Bank as a Lender, dated as of December 31, 2013.

21.1(21)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

Exhibit Number	Description of the Document
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Portions of this exhibit, indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

†
Indicates management contract or compensatory plan.

(1)
Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-36376), filed with the Commission on April 4, 2014, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-36376), filed with the Commission on April 4, 2014, and incorporated by reference herein.

(3)
Previously filed as Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on March 17, 2014, and incorporated by reference herein.

(4)
Previously filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(5)
Previously filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(6)
Previously filed as Exhibit 10.2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on March 17, 2014, and incorporated by reference herein.

(7)
Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(8)
Previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(9)
Previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(10)
Previously filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(11)
Previously filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(12)
Previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(13)
Previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(14)
Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36376), filed with the Commission on May 12, 2014, and incorporated by reference herein.

(15)
Previously filed as Exhibit 10.14 Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on March 17, 2014, and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(17)
Previously filed as Exhibit 10.16 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on March 17, 2014, and incorporated by reference herein.

(18)
Previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(20)
Previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.

(21)
Previously filed as Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-194079), filed with the Commission on February 21, 2014, and incorporated by reference herein.