Form 10-Q
period 2015-03-31
2U, Inc.
filed 2015-05-07
CIK 1459417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of May 5, 2015, there were 41,335,538 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.  FINANCIAL INFORMATION

Item 1.                     Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$83,077	$86,929
Accounts receivable, net	4,305	350
Advance to clients, current	658	—
Prepaid expenses	5,212	2,709
Total current assets	93,252	89,988
Property and equipment, net	6,936	6,755
Capitalized content development costs, net	14,201	13,155
Advance to clients, non-current	1,204	1,675
Other non-current assets	1,456	1,466
Total assets	$117,049	$113,039
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,078	$2,293
Accrued expenses and other current liabilities	14,406	17,138
Deferred revenue	6,152	1,906
Refunds payable	2,815	2,431
Total current liabilities	30,451	23,768
Rebate reserve	641	639
Other non-current liabilities	576	621
Total liabilities	31,668	25,028
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 41,211,038 shares issued and outstanding as of March 31, 2015; 40,735,069 shares issued and outstanding as of December 31, 2014	41	41
Additional paid-in capital	219,656	216,818
Accumulated deficit	(134,316)	(128,848)
Total stockholders’ equity	85,381	88,011
Total liabilities and stockholders’ equity	$117,049	$113,039

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$34,612	$26,332
Costs and expenses:
Servicing and support	7,550	6,248
Technology and content development	6,134	5,674
Program marketing and sales	19,587	15,241
General and administrative	6,711	5,436
Total costs and expenses	39,982	32,599
Loss from operations	(5,370)	(6,267)
Other income (expense):
Interest expense	(126)	(784)
Interest income	28	1
Total other income (expense)	(98)	(783)
Loss before income taxes	(5,468)	(7,050)
Income tax expense	—	—
Net loss	(5,468)	(7,050)
Preferred stock accretion	—	(87)
Net loss attributable to holders of common stock	$(5,468)	$(7,137)
Net loss per share attributable to holders of common stock, basic and diluted	$(0.13)	$(0.93)
Weighted-average shares of common stock outstanding, basic and diluted	40,978,741	7,698,709
Pro forma net loss per share attributable to holders of common stock, basic and diluted		$(0.20)
Pro forma weighted-average shares of common stock outstanding, basic and diluted		31,199,917

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	40,735,069	$41	$216,818	$(128,848)	$88,011
Exercise of stock options	266,747	—	1,226	—	1,226
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	209,222	—	(436)	—	(436)
Stock-based compensation expense	—	—	2,048	—	2,048
Net loss	—	—	—	(5,468)	(5,468)
Balance, March 31, 2015	41,211,038	$41	$219,656	$(134,316)	$85,381

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(5,468)	$(7,050)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,713	1,283
Stock-based compensation expense	2,048	1,195
Change in the fair value of the Series D redeemable convertible preferred stock warrant prior to conversion	—	688
Loss on disposal of long-lived assets	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(3,955)	1,203
Advances to clients	(187)	257
Prepaid expenses	(2,503)	(1,108)
Other assets	(3)	(23)
Accounts payable	4,785	4,244
Accrued expenses and other current liabilities	(2,304)	(3,020)
Deferred revenue	4,246	4,511
Refunds payable	384	209
Rebate reserve	2	3
Other liabilities	(45)	80
Net cash (used in) provided by operating activities	(1,287)	2,474
Cash flows from investing activities
Expenditures for property and equipment	(946)	(1,116)
Capitalized content development cost expenditures	(2,409)	(1,505)
Other investing activities	—	(17)
Net cash used in investing activities	(3,355)	(2,638)
Cash flows from financing activities
Payment of deferred offering costs	—	(1,411)
Proceeds from exercise of stock options	1,226	262
Tax withholding payments in connection with net settlement of restricted stock units	(436)	—
Proceeds from revolving line of credit	—	5,000
Payment on revolving line of credit	—	(5,000)
Net cash provided by (used in) financing activities	790	(1,149)
Net decrease in cash and cash equivalents	(3,852)	(1,313)
Cash and cash equivalents, beginning of period	86,929	7,012
Cash and cash equivalents, end of period	$83,077	$5,699
Supplemental disclosure of non-cash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$—	$87
Accrued capital expenditures	129	73
Deferred offering costs included in accounts payable and accrued expenses	—	1,504
Common stock granted in exchange for consulting services received	—	55

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Description of the Business

2U, Inc. (the “Company”) was incorporated as 2Tor Inc. in the State of Delaware in April 2008 and changed its name to 2U, Inc. on October 11, 2012. Under long-term agreements, the Company provides an integrated solution comprised of cloud-based software-as-a-service (“SaaS”), fused with technology-enabled services (together, the “Platform”), that allows leading colleges and universities to deliver high quality online degree programs, extending the universities’ reach and distinguishing their brands. The Company’s SaaS technology consists of (i) a comprehensive learning environment (“Online Campus”), which acts as the hub for all student and faculty academic and social interaction, and (ii) operations applications, which provide the content management, admissions application processing, customer relationship management and other functionality necessary to effectively operate the Company’s clients’ programs. The Company also provides a suite of technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with U.S. GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015.

Unaudited Pro Forma Presentation

The unaudited pro forma net loss per share for the three months ended March 31, 2014 reflects (i) the conversion of all then-outstanding shares of redeemable convertible preferred stock into an aggregate of 23,501,208 shares of common stock as of January 1, 2014, and (ii) the conversion of the Series D warrants to common stock warrants as of January 1, 2014. The amounts recorded to adjust the Series D warrant to fair value have been added back to net loss to arrive at unaudited pro forma net loss.

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

The Company generates substantially all of its revenue from multiple-deliverable contractual arrangements with its clients. Under each of these arrangements, the Company provides (i) access to Online Campus, which serves as a learning platform for its client’s faculty and students and which also enables a comprehensive range of other client functions, (ii) access to operations applications which provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate the Company’s clients’ programs and (iii) technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

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

Advance payments are recorded as deferred revenue until services are delivered or obligations are met, at which time revenue is recognized. Deferred revenue as of a particular balance sheet date represents the excess of amounts received as compared to amounts recognized in revenue in the consolidated statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s consolidated balance sheets.

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

Four of the Company’s clients accounted for the following percentages of revenue for the periods presented below:

	Three Months Ended March 31,
	2015	2014
Client A	51%	61%
Client B	10	15
Client C	13	13
Client D	13	5

Additionally, the Company’s largest client accounted for 3% and 35% of the Company’s accounts receivable balance as of March 31, 2015 and December 31, 2014, respectively. Further, two additional clients accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2015, while two additional clients accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2014.

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

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the clients’ programs for delivery via Online Campus. Capitalization ends when content has been fully developed by both the Company and the client, at which time amortization of the capitalized content development costs begins. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the Company’s planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to launch.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment and capitalized content development costs, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company’s impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs. For the three months ended March 31, 2015 and 2014, no impairment of long-lived assets was deemed to have occurred.

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

See Note 8 for a summary of assumptions used in calculating the fair value of stock options.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles — Goodwill and Other — Internal-Use Software. The ASU provides guidance to customers in a cloud computing arrangement to determine whether the arrangement includes a software license. When a cloud computing arrangement includes a software license, the customer is required to account for the license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest. The ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. Adoption of this ASU will not have a material impact on the Company’s consolidated financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

The Company has reviewed other new accounting pronouncements that were issued as of March 31, 2015 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.                                      Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2015	December 31, 2014
	(in thousands)
Internally-developed software	$8,590	$7,820
Computer hardware	3,019	3,016
Furniture and office equipment	1,134	1,104
Leasehold improvements	1,782	1,801
Total	14,525	13,741
Accumulated depreciation and amortization	(7,589)	(6,986)
Property and equipment, net	$6,936	$6,755

Depreciation and amortization expense of property and equipment was $0.6 million for each of the three-month periods ended March 31, 2015 and 2014.

4.                                      Capitalized Content Development Costs

Capitalized content development costs consisted of the following as of:

	March 31, 2015	December 31, 2014
	(in thousands)
Capitalized content development costs	$19,757	$16,835
Capitalized content development costs in process	2,662	3,699
Accumulated amortization	(8,218)	(7,379)
Capitalized content development costs, net	$14,201	$13,155

The Company recorded amortization expense related to capitalized content development costs of $1.1 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the estimated future amortization expense for the capitalized content development costs is as follows (in thousands):

2015	$2,679
2016	3,162
2017	2,564
2018	2,050
2019	1,049
Thereafter	35
Total	$11,539

5.                                      Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company entered into a credit agreement for a revolving line of credit with an aggregate borrowing base not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014; therefore, no amounts were outstanding as of March 31, 2015 or December 31, 2014. Under this revolving line of credit, the Company has the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, the Company may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, the Company makes interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if such borrowed amounts are repaid before the end of the interest period.

Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of March 31, 2015 and December 31, 2014, the Company’s adjusted quick ratio was 5.89 and 6.45, respectively.

The covenants under the line of credit also place limitations on the Company’s ability to incur additional indebtedness or to prepay permitted indebtedness, grant liens on or security interests in its assets, carry out mergers and acquisitions, dispose of assets, declare, make or pay dividends, make capital expenditures in excess of specified amounts, make investments, loans or advances, enter into transactions with affiliates, amend or modify the terms of material contracts, or change its fiscal year. If the Company is not in compliance with the covenants under the line of credit, after any opportunity to cure such non-compliance, or it otherwise experiences an event of default under the line of credit, the lenders may require repayment in full of all principal and interest outstanding. If the Company fails to repay such amounts, the lenders could foreclose on the assets pledged as collateral under the line of credit. The Company is currently in compliance with all such covenants.

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

Program Marketing and Sales Commitments

Certain of the agreements entered into between the Company and its clients require the Company to commit to meet certain staffing and spending investment thresholds related to program marketing and sales activities. In addition, one of these agreements requires the Company to invest up to agreed-upon levels in marketing this program to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.

Operating Leases

The Company leases office facilities under non-cancelable operating leases in California, New York, Maryland, North Carolina and Hong Kong. The Company also leases furniture and office equipment under non-cancelable leases. As of March 31, 2015, the future minimum lease payments (net of aggregate expected sublease payments of $0.5 million) were as follows (in thousands):

2015	$2,438
2016	2,768
2017	2,498
2018	1,849
2019	874
Thereafter	494
Total future minimum lease payments	$10,921

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other non-current liabilities in the accompanying consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million as of each of March 31, 2015 and December 31, 2014.

Total rent expense (net of sublease income of $0.1 million) was $0.6 million for the three months ended March 31, 2015. Total rent expense (net of sublease income of $0.1 million) was $0.7 million for the three months ended March 31, 2014.

Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its clients in exchange for various intellectual property and other rights. As of March 31, 2015, the future minimum payments to the Company’s clients for intellectual property and other rights were as follows (in thousands):

2015	$500
2016	800
2017	800
2018	300
2019	300
Thereafter	2,700
Total future minimum program payments	$5,400

6.                                      Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely than not to occur. At December 31, 2014 and 2013, the Company had federal and state net operating loss (“NOL”) carryforwards which generally expire between 2029 and 2034. A full valuation allowance has been established to offset the net deferred tax assets. The Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards.

The Company determines its annual effective tax rate for the full fiscal year and applies that rate to its income before income taxes in determining its provision for income taxes for interim periods. The Company also records discrete items in each respective period as appropriate. The Company’s effective tax rate for each of the three-month periods ended March 31, 2015 and 2014 was 0%.

7.                                      Common Stock and Preferred Stock Reserved for Future Issuance

As of March 31, 2015, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At March 31, 2015, the Company had reserved a total of 9,363,240 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,597,062
Possible future issuance under stock option plan	2,998,260
Outstanding restricted stock units	767,918
Total shares of common stock reserved for future issuance	9,363,240

The compensation committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted on April 1, 2015 option awards to employees and directors to purchase an aggregate of 608,746 shares of common stock at an exercise price of $25.52 and restricted stock unit awards for an aggregate of 507,394 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined below).

8.                                      Stock-Based Compensation

The Company provides equity-based compensation awards to employees, non-employees and directors as an effective means for attracting, retaining and motivating such individuals by providing them with incentives to exert maximum efforts for the success of the Company and a means by which they may benefit from increases in value of the Company’s common stock. The Company maintains two share-based compensation plans: the 2014 Equity Incentive Plan (the “2014 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards, and began using the 2014 Plan for grants of new equity awards.

The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2015, the shares available for issuance increased by 2,036,503 pursuant to the automatic share reserve provision under the 2014 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Servicing and support	$388	$213
Technology and content development	231	83
Program marketing and sales	182	103
General and administrative	1,247	796
Total stock-based compensation expense	$2,048	$1,195

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2014	5,850,211	$5.39	7.33	$83,487
Granted	18,406	19.51	7.80
Exercised	(266,747)	4.59	6.64
Forfeited	(3,997)	11.22
Expired	(811)	7.23
Outstanding balance at March 31, 2015	5,597,062	5.47	7.04	112,561
Exercisable at March 31, 2015	3,474,568	3.82	6.32	75,613
Vested and expected to vest at March 31, 2015	5,431,899	5.36	7.00	109,831

The total compensation cost related to the nonvested options not yet recognized as of March 31, 2015 was $8.8 million and will be recognized over a weighted-average period of approximately 2.1 years.

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2015 and 2014 was $5.6 million and $1.2 million, respectively.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.8%	1.8% – 2.1%
Expected term (years)	5.83 – 6.08	5.40 – 6.25
Expected volatility	50%	54% – 55%
Dividend yield	0%	0%

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2014	992,665	$11.39
Granted	23,252	19.58
Vested	(233,262)	11.13
Forfeited	(14,737)	13.34
Outstanding balance at March 31, 2015	767,918	11.68

The total compensation cost related to the nonvested restricted stock units not yet recognized as of March 31, 2015 was $7.0 million and will be recognized over a weighted-average period of approximately 2.9 years.

9.                                      Net Loss per Share

The Company uses the two-class method to compute net loss per share of common stock because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. During the three months ended March 31, 2014, holders of each series of the Company’s redeemable convertible preferred stock (prior to their conversion to common stock) were entitled to participate in distributions, when and if declared by the board of directors, that are made to holders of common stock, and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to holders of common stock is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per share of common stock is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to holders of common stock, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three months ended March 31, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Redeemable convertible preferred stock:
Series A	—	10,033,976
Series B	—	5,057,901
Series C	—	4,429,601
Series D	—	3,979,730
Warrants to purchase Series D redeemable convertible preferred stock	—	83,818
Stock options	5,597,062	6,738,838
Restricted stock units	767,918	986,841

Basic and diluted net loss per share attributable to holders of common stock is calculated as follows:

	Three Months Ended March 31,
	2015	2014
Numerator (in thousands):
Net loss attributable to holders of common stock	$(5,468)	$(7,137)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	40,978,741	7,698,709
Net loss per share attributable to holders of common stock, basic and diluted	$(0.13)	$(0.93)

10.                               Segment and Geographic Information

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015.

Overview

We are a leading provider of an integrated solution comprised of cloud-based software-as-a-service, or SaaS, technology fused with technology-enabled services, which we refer to as our Platform. Our Platform enables leading nonprofit colleges and universities to deliver their high quality education to qualified students anywhere. Our SaaS technology consists of an innovative online learning environment, which we refer to as Online Campus, and our operations applications. This technology is fused with technology-enabled services, to complete our Platform. Our Platform allows our clients’ programs to expand and operate at scale by providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students. By leveraging our Platform, we believe our clients are able to expand their addressable markets while providing educational engagement, experiences and outcomes to their online students that match or exceed those of their on-campus offerings.

Our clients use the Online Campus portion of our Platform to offer high quality educational content, instructor-led classes in a live, intimate and engaging setting, and a rich social networking experience, all accessible through proprietary web-based and mobile applications. Online Campus challenges every student to learn from the front row and every faculty member to engage students in new and innovative ways. Our clients use the operations applications within our Platform to expand, enable and support their online operations, and integrate those operations with their existing university systems. These applications provide the content management, admissions application processing, customer relationship management and other functionality necessary to effectively operate our clients’ programs. Our Platform also provides clients with real-time data and deep analytical insight related to student performance and engagement, student and faculty satisfaction and enrollment. We believe that the SaaS technology within our Platform is flexible, easy to use, highly scalable and characterized by a high level of availability and security.

The technology-enabled services we provide within our Platform are designed to improve enrollment and retention of our clients’ students as well as to provide those students with a complete and high quality educational experience. We have primary responsibility for identifying qualified students for our clients’ programs, generating potential student interest in the programs and driving applications to the programs. We have developed sophisticated digital program marketing and student acquisition capabilities, and we work closely with our clients to help them create highly engaging multimedia instructional content for delivery through Online Campus. We also provide other services that support the complete lifecycle of a higher education program, including advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements. We provide the significant domain expertise and operating capacity our clients require to scale and operate successfully in the online environment.

Our clients use our Platform to offer full graduate degree programs online, and some offer doctorate and undergraduate degree programs as well. The students in these programs receive the same degree or credit as their on-campus counterparts, and generally pay equivalent tuition. We are currently engaged by 11 well-recognized colleges and universities to enable 16 programs that have launched and in which students have enrolled. The first of our clients’ programs was launched in 2009. One additional program launched in 2010, two more launched in 2011 and our clients launched five new programs in 2013. An additional four programs launched in 2014, and a dual degree between an additional university client and one of our existing clients also launched in 2014. In 2015, our clients launched three programs and we have announced three new graduate programs with two current university clients and one new university client. Most of our client contracts have initial terms between 10 and 15 years in length, though one is longer, and, since our inception, all of the clients that have engaged us remain active.

A significant percentage of our annual revenue is related to students returning to our clients’ programs after their first semester. In the three months ended March 31, 2015, 77% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

We believe our business strategy will continue to offer significant opportunities for growth, but it also presents a number of risks and challenges. In particular, to remain competitive, we will need to continue to innovate in a rapidly changing landscape for the application of technology like ours to the delivery of higher education. As described above, we have added, and we intend to continue to add, degree programs in a number of new academic disciplines each year, as well as to expand the delivery of existing degree programs to new clients and to add new offerings to current programs. To do so, we will need to convince new clients as to the quality and value of our Platform, cost-effectively identify qualified students for our clients’ programs and help our clients retain those students once enrolled. We must also be able to successfully execute our business strategy while navigating constantly changing higher education laws and regulations applicable to our clients and, in some cases to ourselves, particularly the incentive compensation rule that generally prohibits making incentive payments related to student acquisition. We seek to ensure that addressing all of these risks and challenges does not divert our management’s attention from continuing to build on the strengths that we believe have driven the growth of our business over the last several years. We believe our focus on delivering a differentiated Platform, maintaining the integrity of our clients’ educational brands and enabling strong student outcomes will contribute to the success of our business. However, we may not be successful in addressing and managing the many challenges and risks that we face.

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

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, launched in 2009 and 2010. For the three months ended March 31, 2015 and 2014, 51% and 61%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

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

We continually manage our program marketing and sales expense to ensure that across our portfolio of client programs, our cost to acquire students for these programs is appropriate for our business model. We use a ratio of attrition adjusted lifetime revenue of a student, or LTR, to the total cost to acquire that student, or TCA, as the measure of our marketing efficiency and to determine how much we are willing to spend to acquire an additional student for any program. The calculations included in this ratio include certain assumptions. For any period, we know what we spent on program sales and marketing and therefore, can accurately calculate the ratio’s denominator. However, given the time lag between when we incur our program marketing and sales expense and when we receive revenue related to students enrolled based on that expense, we have to incorporate forecasts of student enrollments and retention into our calculation of the ratio’s numerator, which is our estimate of future revenue related to that period’s expense. We use the significant amount of data we have on the effectiveness of various marketing channels, student attrition and other factors to inform our forecasts and are continually testing the assumptions underlying these forecasts against actual results to give us confidence that our forecasts are reasonable. The LTR to TCA ratio may vary from program to program depending on the degree being offered, where that program is in its lifecycle and whether we enable the same or similar degrees at other universities.

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

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, we discuss revenue and the components of operating loss in the section below entitled “—Components of Operating Results.” Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as Platform revenue retention rate and full course equivalent enrollments in our clients’ programs.

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

	Three Months Ended March 31,
	2015	2014
Platform revenue retention rate	122.7%	122.3%
Number of programs included in comparison (1)	9	4

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

	Three Months Ended March 31,
	2015	2014
Full course equivalent enrollments in our clients’ programs	13,093	9,809
Average revenue per full course equivalent enrollment in our clients’ programs	$2,644	$2,685

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

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner as we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense, which we do not consider indicative of our core operating performance.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(5,468)	$(7,050)
Adjustments:
Interest expense	126	784
Interest income	(28)	(1)
Depreciation and amortization expense	1,713	1,283
Stock-based compensation expense	2,048	1,195
Total adjustments	3,859	3,261
Adjusted EBITDA (loss)	$(1,609)	$(3,789)

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

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of each of March 31, 2015 and December 31, 2014, 130 students remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

The following table sets forth the components of our revenue for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net program proceeds	$35,063	$26,535
Rebates	(2)	(3)
Refunds	(384)	(209)
Other	(65)	9
Revenue	$34,612	$26,332

In addition to providing access to the SaaS technology within our Platform, we provide technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities and facilitating in-program field placements. We have determined that no individual deliverable has standalone value upon delivery and, therefore, the multiple deliverables within our arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting and we recognize revenue from the entire arrangement over the term of the service period.

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

Servicing and support.  Servicing and support expense consists primarily of compensation costs related to program management and operations, as well as costs for technical support for our SaaS technology and faculty and student support. It includes costs to facilitate in-program field placements, student immersions and other student enrichment experiences, and to assist our clients with their state compliance requirements. It also includes software licensing, telecommunications and other costs to provide access to the SaaS technology within our Platform for our clients and their students.

Technology and content development.  Technology and content development expense consists primarily of compensation and outsourced services costs related to the ongoing improvement and maintenance of the SaaS technology within our Platform, and the developed content for our client programs. It also includes the costs to support our internal infrastructure, including our cloud-based server usage. Additionally, it includes the associated depreciation and amortization expense related to internally developed software and content, as well as hosting and other costs associated with maintaining the SaaS technology within our Platform in a cloud environment.

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

The fair value of our preferred stock warrant liability was reassessed at the end of each reporting period and any increase in fair value was recognized in other expense, while any decrease in fair value was recognized in other income. Upon completion of our initial public offering (“IPO”), the preferred stock warrants automatically became warrants to purchase common stock. At that time, we reclassified the preferred stock warrant liability to additional paid-in capital and no further changes in fair value will be recognized in other income or expense.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three months ended March 31, 2015 and 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$34,612	100.0%	$26,332	100.0%	$8,280	31.4%
Costs and expenses:
Servicing and support	7,550	21.8	6,248	23.7	1,302	20.9
Technology and content development	6,134	17.7	5,674	21.5	460	8.1
Program marketing and sales	19,587	56.6	15,241	57.9	4,346	28.5
General and administrative	6,711	19.4	5,436	20.6	1,275	23.4
Total costs and expenses	39,982	115.5	32,599	123.7	7,383	22.6
Loss from operations	(5,370)	(15.5)	(6,267)	(23.7)	897	(14.3)
Other income (expense):
Interest expense	(126)	(0.4)	(784)	(3.0)	658	(83.9)
Interest income	28	0.1	1	0.0	27	2,026.2
Total other income (expense)	(98)	(0.3)	(783)	(3.0)	685	(87.5)
Net loss	$(5,468)	(15.8)%	$(7,050)	(26.7)%	$1,582	(22.4)

Revenue.  Revenue for the three months ended March 31, 2015 was $34.6 million, an increase of $8.3 million, or 31.4%, from $26.3 million for the three months ended March 31, 2014. Of the increase, the four client programs launched prior to January 1, 2013 resulted in higher period-over-period revenues of $1.5 million, while $4.2 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full-course equivalent enrollments in the programs that launched in 2014 contributed $2.1 million, while the three client programs that launched in 2015 contributed $0.5 million.

Servicing and support.  Servicing and support costs for the three months ended March 31, 2015 were $7.5 million, an increase of $1.3 million, or 20.9%, from $6.2 million for the three months ended March 31, 2014. This increase was due primarily to a $0.7 million increase in compensation costs, and a $0.1 million increase in travel and related expenses as we increased our headcount in this area by 22% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.5 million was primarily attributable to increased costs associated with student immersions and on-campus initiatives. As a percentage of revenue, servicing and support costs decreased from 23.7% for the three months ended March 31, 2014 to 21.8% for the same period of 2015, as revenue grew at a higher rate.

Technology and content development.  Technology and content development costs for the three months ended March 31, 2015 were $6.1 million, an increase of $0.4 million, or 8.1%, from $5.7 million for the three months ended March 31, 2014. This was due primarily to higher depreciation expense associated with our capitalized internal use software and content development costs, as a result of an increase in the number of courses that have been developed for our client programs. As a percentage of revenue, technology and content development costs decreased from 21.5% for the three months ended March 31, 2014 to 17.7% for the same period of 2015, as we have continued to achieve scale.

Program marketing and sales.  Program marketing and sales expense for the three months ended March 31, 2015 was $19.5 million, an increase of $4.3 million, or 28.5%, from $15.2 million for the three months ended March 31, 2014. This increase was due primarily to a $2.1 million increase in compensation costs, as we increased our headcount in this area by 36% to acquire students for, and drive revenue growth in, new client programs. Additionally, prospective student generation costs increased by a total of $1.9 million to acquire students for our clients’ programs, while other program marketing and sales expenses increased by $0.3 million. As a percentage of revenue, program marketing and sales expense decreased from 57.9% for the three months ended March 31, 2014 to 56.6% for the same period of 2015, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in expense.

General and administrative.  General and administrative expense for the three months ended March 31, 2015 was $6.7 million, an increase of $1.3 million, or 23.4%, from $5.4 million for the three months ended March 31, 2014. This was due primarily to a $1.0 million increase in compensation costs, as we increased our headcount in this area by 15% to support our growing business. Additionally, insurance costs increased by $0.1 million due to the purchase of directors and officers liability coverage and other general and administrative costs increased by $0.2 million. As a percentage of revenue, general and administrative expense decreased from 20.6% for the three months ended March 31, 2014 to 19.4% for the same period of 2015.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015.

Liquidity and Capital Resources

Sources of Liquidity

From inception until the closing of our IPO on April 2, 2014, we funded our operations primarily through private placements of redeemable convertible preferred stock.

On December 31, 2013, we entered into a credit agreement with Comerica Bank for a revolving line of credit, under which we may borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit. Under this revolving line of credit, we have the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, we may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, we may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if we repay such borrowed amounts before the end of the interest period.

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short term liquidity, of at least 1.10 to 1.00. As of March 31, 2015 and December 31, 2014, our adjusted quick ratio was 5.89 and 6.45, respectively.

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

Public Offering of Common Stock

On April 2, 2014, we closed our IPO in which we issued and sold 8,626,377 shares of common stock, including the partial exercise of the underwriters’ over-allotment option, at an issuance price of $13.00 per share, resulting in net proceeds of $100.3 million after deducting underwriting discounts and commissions. Upon the closing of the IPO, all shares of the then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of April 2, 2014. In addition, the outstanding Series D warrants automatically converted into warrants to purchase common stock, and our preferred stock warrant liability of $0.8 million as of April 2, 2014 was reclassified to additional paid-in capital.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(1,287)	$2,474
Investing activities	(3,355)	(2,638)
Financing activities	790	(1,149)

Operating Activities

For the three months ended March 31, 2015, net cash used in operating activities was $1.3 million, consisting of a net loss of $5.5 million, partially offset by $3.8 million in non-cash items and a $0.4 million change in working capital. Non-cash items consisted of non-cash stock compensation charges of $2.1 million and depreciation and amortization expense of $1.7 million. The increase in cash resulting from changes in working capital consisted of increases in accounts payable of $4.8 million, deferred revenue of $4.2 million and refunds payable of $0.4 million, partially offset by an increase in accounts receivable of $4.0 million, a $2.5 million increase in prepaid expenses, a $2.3 million decrease in accrued expenses and other current liabilities due to lower accrued program marketing costs and a $0.2 million outflow related to advances to clients.

For the three months ended March 31, 2014, net cash provided by operating activities was $2.5 million, consisting of a $6.4 million net cash inflow from changes in working capital and $3.2 million in non-cash items, reduced by a net loss of $7.1 million. The increase in cash resulting from changes in working capital consisted primarily of an increase in deferred revenue of $4.5 million and a decrease in accounts receivable of $1.2 million as cash was received in advance of revenue being recognized, and other net increases of $0.4 million. Non-cash items consisted primarily of non-cash stock compensation charges of $1.2 million, depreciation and amortization expense of $1.3 million and an increase in the fair value of the Series D redeemable convertible preferred stock warrant of $0.7 million.

Investing Activities

For the three months ended March 31, 2015 and 2014, net cash used in investing activities was $3.3 million and $2.6 million, respectively. These expenditures were primarily for internally developed software and asynchronous content developed for client programs, and equipment.

Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities was $0.8 million, consisting of $1.2 million of proceeds received from the exercise of stock options, partially offset by $0.4 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units. For the three months ended March 31, 2014, net cash used in financing activities was $1.1 million, consisting primarily of the $1.4 million payment of deferred offering costs, partially offset by proceeds received from the exercise of stock options of $0.3 million.

Contractual Obligations and Commitments

We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for various intellectual property and other rights.

We have a $37.0 million line of credit from Comerica Bank and Square 1 Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of March 31, 2015.

See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2015, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

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

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our $37.0 million bank line of credit procured in December 2013. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of March 31, 2015.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Through our pricing model, we benefit from price increases implemented by our clients, and we continue to monitor inflation-driven cost increases in order to minimize their effects through productivity improvements and cost containment efforts. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our clients and our own pricing strategies, might not fully offset the higher costs. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.          Risk Factors

The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015, remain current in all material respects. Those risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description of the Document
31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

2U, Inc.

May 7, 2015	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 7, 2015	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer