Form 10-Q
period 2015-06-30
2U, Inc.
filed 2015-08-06
CIK 1459417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, there were 41,592,472 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•                  the potential benefits of our cloud-based software-as-a-service (“SaaS”) technology and technology-enabled services to clients and students;

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

PART I.  FINANCIAL INFORMATION

Item 1.                     Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$88,224	$86,929
Accounts receivable, net	4,393	350
Advance to clients, current	817	—
Prepaid expenses	3,215	2,709
Total current assets	96,649	89,988
Property and equipment, net	7,353	6,755
Capitalized content development costs, net	15,373	13,155
Advance to clients, non-current	1,733	1,675
Other non-current assets	1,995	1,466
Total assets	$123,103	$113,039
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,846	$2,293
Accrued expenses and other current liabilities	21,881	17,138
Deferred revenue	13,426	1,906
Refunds payable	3,077	2,431
Total current liabilities	41,230	23,768
Rebate reserve	642	639
Other non-current liabilities	612	621
Total liabilities	42,484	25,028
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 41,502,290 shares issued and outstanding as of June 30, 2015; 40,735,069 shares issued and outstanding as of December 31, 2014	42	41
Additional paid-in capital	224,523	216,818
Accumulated deficit	(143,946)	(128,848)
Total stockholders’ equity	80,619	88,011
Total liabilities and stockholders’ equity	$123,103	$113,039

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$35,238	$24,744	$69,850	$51,076
Costs and expenses:
Servicing and support	7,903	7,000	15,454	13,248
Technology and content development	6,466	5,818	12,600	11,492
Program marketing and sales	21,526	16,710	41,113	31,951
General and administrative	8,871	5,708	15,582	11,144
Total costs and expenses	44,766	35,236	84,749	67,835
Loss from operations	(9,528)	(10,492)	(14,899)	(16,759)
Other income (expense):
Interest expense	(126)	(134)	(252)	(918)
Interest income	24	31	53	32
Total other income (expense)	(102)	(103)	(199)	(886)
Loss before income taxes	(9,630)	(10,595)	(15,098)	(17,645)
Income tax expense	—	—	—	—
Net loss	(9,630)	(10,595)	(15,098)	(17,645)
Preferred stock accretion	—	(2)	—	(89)
Net loss attributable to holders of common stock	$(9,630)	$(10,597)	$(15,098)	$(17,734)
Net loss per share attributable to holders of common stock, basic and diluted	$(0.23)	$(0.27)	$(0.37)	$(0.75)
Weighted-average shares of common stock outstanding, basic and diluted	41,362,476	39,304,884	41,171,669	23,588,330

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	40,735,069	$41	$216,818	$(128,848)	$88,011
Exercise of stock options	505,156	1	2,226	—	2,227
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	235,498	—	(436)	—	(436)
Issuance of common stock award	26,567	—	750	—	750
Stock-based compensation expense	—	—	5,165	—	5,165
Net loss	—	—	—	(15,098)	(15,098)
Balance, June 30, 2015	41,502,290	$42	$224,523	$(143,946)	$80,619

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(15,098)	$(17,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,390	2,646
Stock-based compensation expense	5,915	3,239
Change in the fair value of the Series D redeemable convertible preferred stock warrant prior to conversion	—	695
Changes in operating assets and liabilities:
Accounts receivable, net	(4,043)	1,180
Advances to clients	(875)	(569)
Prepaid expenses	(506)	(1,010)
Other assets	(555)	662
Accounts payable	553	(773)
Accrued expenses and other current liabilities	5,101	1,921
Deferred revenue	11,520	11,130
Refunds payable	646	196
Rebate reserve	3	(5)
Other liabilities	(9)	(25)
Net cash provided by operating activities	6,042	1,642
Cash flows from investing activities
Expenditures for property and equipment	(2,040)	(1,720)
Capitalized content development cost expenditures	(4,498)	(3,476)
Other investing activities	—	(21)
Net cash used in investing activities	(6,538)	(5,217)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	100,302
Proceeds from exercise of stock options	2,227	1,023
Tax withholding payments in connection with net settlement of restricted stock units	(436)	—
Proceeds from revolving line of credit	—	5,000
Payment on revolving line of credit	—	(5,000)
Net cash provided by financing activities	1,791	101,325
Net increase in cash and cash equivalents	1,295	97,750
Cash and cash equivalents, beginning of period	86,929	7,012
Cash and cash equivalents, end of period	$88,224	$104,762
Supplemental disclosure of non-cash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$—	$89
Accrued capital expenditures	199	278
Deferred offering costs included in accounts payable and accrued expenses	—	144
Common stock granted in exchange for consulting services received	—	55

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with U.S. GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015.

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

Four of the Company’s clients accounted for the following percentages of revenue for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Client A	45%	54%	48%	58%
Client B	10	16	10	16
Client C	11	14	12	14
Client D	17	8	15	6

Additionally, the Company’s largest client accounted for 74% and 35% of the Company’s accounts receivable balance as of June 30, 2015 and December 31, 2014, respectively. No additional clients accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2015, while two additional clients accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2014.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment and capitalized content development costs, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company’s impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs. For the three and six months ended June 30, 2015 and 2014, no impairment of long-lived assets was deemed to have occurred.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software. The ASU provides guidance to customers in a cloud computing arrangement to determine whether the arrangement includes a software license. When a cloud computing arrangement includes a software license, the customer is required to account for the license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest. The ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. Adoption of this standard will not have a material impact on the Company’s consolidated financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred by one year the mandatory effective date of this ASU from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2015 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.                                      Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2015	December 31, 2014
	(in thousands)
Internally-developed software	$7,831	$6,069
Internally-developed software in process	1,441	1,751
Computer hardware	3,114	3,016
Furniture and office equipment	1,469	1,104
Leasehold improvements	1,782	1,801
Total	15,637	13,741
Accumulated depreciation and amortization	(8,284)	(6,986)
Property and equipment, net	$7,353	$6,755

Depreciation and amortization expense of property and equipment was $0.7 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense of property and equipment was $1.3 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the estimated future depreciation and amortization expense for property and equipment is as follows (in thousands):

2015	$1,197
2016	2,008
2017	1,525
2018	732
2019	339
Thereafter	111
Total	$5,912

4.                                      Capitalized Content Development Costs

Capitalized content development costs consisted of the following as of:

	June 30, 2015	December 31, 2014
	(in thousands)
Capitalized content development costs	$21,603	$16,835
Capitalized content development costs in process	2,956	3,699
Accumulated amortization	(9,186)	(7,379)
Capitalized content development costs, net	$15,373	$13,155

The Company recorded amortization expense related to capitalized content development costs of $1.0 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. The Company recorded amortization expense related to capitalized content development costs of $2.1 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the estimated future amortization expense for the capitalized content development costs is as follows (in thousands):

2015	$1,949
2016	3,531
2017	2,934
2018	2,420
2019	1,416
Thereafter	167
Total	$12,417

5.                                      Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company entered into a credit agreement for a revolving line of credit with an aggregate borrowing base not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014; therefore, no amounts were outstanding as of June 30, 2015 or December 31, 2014. Under this revolving line of credit, the Company has the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, the Company may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, the Company makes interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if such borrowed amounts are repaid before the end of the interest period.

Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of June 30, 2015 and December 31, 2014, the Company’s adjusted quick ratio was 5.26 and 6.45, respectively.

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

Program Marketing and Sales Commitments

Certain of the agreements entered into between the Company and its clients require the Company to commit to meet certain staffing and spending investment thresholds related to program marketing and sales activities. In addition, certain of the agreements require the Company to invest up to agreed-upon levels in marketing the programs to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.

Operating Leases

The Company leases office facilities under non-cancelable operating leases in California, New York, Maryland, North Carolina, Virginia and Hong Kong. The Company also leases furniture and office equipment under non-cancelable leases. As of June 30, 2015, the future minimum lease payments (net of aggregate expected sublease payments of $0.5 million) were as follows (in thousands):

2015	$1,638
2016	2,748
2017	2,498
2018	1,849
2019	874
Thereafter	494
Total future minimum lease payments	$10,101

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other non-current liabilities in the accompanying consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million as of each of June 30, 2015 and December 31, 2014.

Total rent expense for non-cancelable operating lease agreements (net of sublease income of $0.1 million and $0.1 million) was $0.8 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Total rent expense (net of sublease income of $0.1 million and $0.1 million) was $1.4 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its clients in exchange for various intellectual property and other rights. As of June 30, 2015, the future minimum payments to the Company’s clients for intellectual property and other rights were as follows (in thousands):

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

The Company determines its annual effective tax rate for the full fiscal year and applies that rate to its income before income taxes in determining its provision for income taxes for interim periods. The Company also records discrete items in each respective period as appropriate. The Company’s effective tax rate for the three and six months ended June 30, 2015 and 2014 was 0%.

7.                                      Common Stock and Preferred Stock Reserved for Future Issuance

As of June 30, 2015, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At June 30, 2015, the Company had reserved a total of 9,071,988 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,958,578
Possible future issuance under stock option plan	1,877,257
Outstanding restricted stock units	1,236,153
Total shares of common stock reserved for future issuance	9,071,988

The compensation committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted on July 1, 2015 option awards to employees to purchase an aggregate of 19,743 shares of common stock at an exercise price of $30.83 and restricted stock unit awards for an aggregate of 23,954 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined below).

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Servicing and support	$607	$401	$995	$614
Technology and content development	427	226	658	309
Program marketing and sales	277	218	459	321
General and administrative	2,556	1,199	3,803	1,995
Total stock-based compensation expense	$3,867	$2,044	$5,915	$3,239

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2014	5,850,211	$5.39	7.33	$83,487
Granted	666,551	25.52	9.68
Exercised	(505,156)	4.41	5.81
Forfeited	(51,071)	11.27
Expired	(1,957)	4.81
Outstanding balance at June 30, 2015	5,958,578	7.67	7.16	146,080
Exercisable at June 30, 2015	3,518,972	4.03	6.21	99,080
Vested and expected to vest at June 30, 2015	5,747,424	7.38	7.10	142,599

The total compensation cost related to the nonvested options not yet recognized as of June 30, 2015 was $14.2 million and will be recognized over a weighted-average period of approximately 2.3 years.

The aggregate intrinsic value of the options exercised during the six months ended June 30, 2015 and 2014 was $14.0 million and $6.8 million, respectively.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.5% – 1.9%	1.9%	1.5% – 1.9%	1.8% – 2.1%
Expected term (years)	6.00 – 6.08	5.99	5.83 – 6.08	5.40 – 6.25
Expected volatility	50%	54%	50%	54% – 55%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value per share	$12.51	$6.77	$12.42	$5.91

Restricted Stock Units

The following is a summary of restricted stock unit activity for the six months ended June 30, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2014	992,665	$11.39
Granted	548,912	25.36
Vested	(259,538)	11.31
Forfeited	(45,886)	14.10
Outstanding balance at June 30, 2015	1,236,153	17.51

The total compensation cost related to the nonvested restricted stock units not yet recognized as of June 30, 2015 was $16.8 million and will be recognized over a weighted-average period of approximately 3.0 years.

Other Stock Awards

During the three and six months ended June 30, 2015, the Company granted 26,567 shares of common stock to an employee, with a fair value of $0.8 million.

9.                                      Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2015 and 2014:

	Three and Six Months Ended June 30,
	2015	2014
Stock options	5,958,578	6,388,908
Restricted stock units	1,236,153	1,001,390

Basic and diluted net loss per share attributable to holders of common stock is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator (in thousands):
Net loss attributable to holders of common stock	$(9,630)	$(10,597)	$(15,098)	$(17,734)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	41,362,476	39,304,884	41,171,669	23,588,330
Net loss per share attributable to holders of common stock, basic and diluted	$(0.23)	$(0.27)	$(0.37)	$(0.75)

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

Our clients use our Platform to offer full graduate degree programs online, and some offer doctorate and undergraduate degree programs as well. The students in these programs receive the same degree or credit as their on-campus counterparts, and generally pay equivalent tuition. We are currently engaged by 11 well-recognized colleges and universities to enable 17 programs that have launched and in which students have enrolled. The first of our clients’ programs was launched in 2009. One additional program launched in 2010, two more launched in 2011 and our clients launched five new programs in 2013. An additional four programs launched in 2014, and a dual degree between an additional university client and one of our existing clients also launched in 2014. Thus far in 2015, our clients have launched four programs and we have announced seven new graduate programs with three current university clients and two new university clients. Most of our client contracts have initial terms between 10 and 15 years in length, and since our inception, all of the clients that have engaged us remain active.

A significant percentage of our annual revenue is related to students returning to our clients’ programs after their first semester. In the three months ended June 30, 2015, 74% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

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

Revenue Drivers

Substantially all of our revenue is derived from revenue-share arrangements with our clients, under which we receive a contractually specified percentage of the amounts students pay them in tuition and other fees. Accordingly, the primary driver of our revenue growth is the number of student course enrollments in our clients’ programs. This in turn is influenced primarily by three factors:

•                  our ability to increase the number of programs offered by our clients, either by adding new clients or by expanding the number of client programs;

•                  our ability to identify and acquire prospective students for our clients’ programs; and

•                  our ability, and that of our clients, to retain the students who enroll in their programs.

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, that we launched in 2009 and 2010. For the three months ended June 30, 2015 and 2014, 45% and 54%, respectively, of our revenue was derived from these two programs, while for the six months ended June 30, 2015 and 2014, 48% and 58%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Platform revenue retention rate	130.5%	113.5%	124.8%	117.3%
Number of programs included in comparison (1)	10	6	9	4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Full course equivalent enrollments in our clients’ programs	13,557	9,331	26,649	19,140
Average revenue per full course equivalent enrollment in our clients’ programs	$2,599	$2,652	$2,621	$2,669

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(9,630)	$(10,595)	$(15,098)	$(17,645)
Adjustments:
Interest expense	126	134	252	918
Interest income	(24)	(31)	(53)	(32)
Depreciation and amortization expense	1,677	1,363	3,390	2,646
Stock-based compensation expense	3,867	2,044	5,915	3,239
Total adjustments	5,646	3,510	9,504	6,771
Adjusted EBITDA (loss)	$(3,984)	$(7,085)	$(5,594)	$(10,874)

Components of Operating Results

Revenue

Substantially all of our revenue consists of a contractually specified percentage of the amounts our clients bill to their students for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts, which we refer to as net program proceeds. Most of our contracts have 10 to 15 year initial terms. We recognize revenue ratably over the service period, which we define as the first through the last day of classes for each semester in a client’s program.

We establish a refund allowance for our share of tuition and fees ultimately uncollected by our clients.

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of both June 30, 2015 and December 31, 2014, 130 students remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

The following table sets forth the components of our revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net program proceeds	$35,662	$24,960	$70,725	$51,495
Rebates	(1)	8	(3)	5
Refunds	(262)	(225)	(646)	(434)
Other	(161)	1	(226)	10
Revenue	$35,238	$24,744	$69,850	$51,076

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

Technology and content development.  Technology and content development expense consists primarily of compensation and outsourced services costs related to the ongoing improvement and maintenance of the SaaS technology within our Platform, and the developed content for our client programs. It also includes the costs to support our internal infrastructure, including our cloud-based server usage. Additionally, it includes the associated depreciation and amortization expense related to internally-developed software and content, as well as hosting and other costs associated with maintaining the SaaS technology within our Platform in a cloud environment.

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

The fair value of our preferred stock warrant liability was reassessed at the end of each reporting period and any increase in fair value was recognized in other expense, while any decrease in fair value was recognized in other income. Upon completion of our initial public offering, or IPO, the preferred stock warrants automatically became warrants to purchase common stock. At that time, we reclassified the preferred stock warrant liability to additional paid-in capital and no further changes in fair value will be recognized in other income or expense.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three and six months ended June 30, 2015 and 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$35,238	100.0%	$24,744	100.0%	$10,494	42.4%
Costs and expenses:
Servicing and support	7,903	22.4	7,000	28.3	903	12.9
Technology and content development	6,466	18.4	5,818	23.5	648	11.1
Program marketing and sales	21,526	61.0	16,710	67.5	4,816	28.8
General and administrative	8,871	25.2	5,708	23.1	3,163	55.4
Total costs and expenses	44,766	127.0	35,236	142.4	9,530	27.0
Loss from operations	(9,528)	(27.0)	(10,492)	(42.4)	964	(9.2)
Other income (expense):
Interest expense	(126)	(0.4)	(134)	(0.5)	8	(5.2)
Interest income	24	0.1	31	0.1	(7)	(19.4)
Total other income (expense)	(102)	(0.3)	(103)	(0.4)	1	(1.0)
Net loss	$(9,630)	(27.3)%	$(10,595)	(42.8)%	$965	(9.1)

Revenue.  Revenue for the three months ended June 30, 2015 was $35.2 million, an increase of $10.5 million, or 42%, from $24.7 million for the same period of 2014. Of the increase, the four client programs launched prior to January 1, 2013 resulted in higher period-over-period revenues of $2.3 million, while $4.2 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full-course equivalent enrollments in the programs that launched in 2014 contributed $2.8 million in additional revenues, while the client programs that launched in 2015 through June 30 generated $1.2 million in the second quarter.

Servicing and support.  Servicing and support costs for the three months ended June 30, 2015 were $7.9 million, an increase of $0.9 million, or 13%, from $7.0 million for the same period of 2014. This increase was due primarily to a $0.8 million increase in compensation costs, as we increased our headcount in this area by 23% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.1 million was primarily attributable increased costs for facilitating in-program field placements. As a percentage of revenue, servicing and support costs decreased from 28% for the three months ended June 30, 2014 to 22% for the same period of 2015, as revenue grew at a higher rate.

Technology and content development.  Technology and content development costs for the three months ended June 30, 2015 were $6.4 million, an increase of $0.6 million, or 11%, from $5.8 million for the same period of 2014. This increase was due primarily to a $0.5 million increase in compensation costs (net of amounts capitalized for software and content development), as we increased our headcount in this area by 16% to support scaling of existing client programs. Additionally, an increase of $0.3 million resulted from higher amortization expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. These increases were partially offset by lower curriculum development and production expenditures of $0.2 million. As a percentage of revenue, technology and content development costs decreased from 24% for the three months ended June 30, 2014 to 18% for the same period of 2015, as we have continued to achieve scale.

Program marketing and sales.  Program marketing and sales expense for the three months ended June 30, 2015 was $21.5 million, an increase of $4.8 million, or 29%, from $16.7 million for the same period of 2014. This increase was due primarily to a $2.8 million increase in prospective student generation costs to acquire students for our clients’ programs. Additionally, compensation costs increased by $1.8 million, as we increased our headcount in this area by 28% to acquire students for, and drive revenue growth in, new client programs, while other program marketing and sales expenses increased by $0.2 million. As a percentage of revenue, program marketing and sales expense decreased from 68% for the three months ended June 30, 2014 to 61% for the same period of 2015, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the three months ended June 30, 2015 was $8.9 million, an increase of $3.2 million, or 55%, from $5.7 million for the same period of 2014. This was due primarily to a $2.3 million increase in compensation costs, of which $1.3 million related to an increase in our headcount in this area by 19% to support our growing business, and $1.0 million related to a signing bonus of a new key executive, consisting of cash and a common stock award. Further, legal, accounting and other professional fees increased by $0.2 million, travel and related expenses increased by $0.2 million, while insurance and other general and administrative costs increased by $0.5 million. As a percentage of revenue, general and administrative expense increased from 23% for the three months ended June 30, 2014 to 25% for the same period of 2015.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$69,850	100.0%	$51,076	100.0%	$18,774	36.8%
Costs and expenses:
Servicing and support	15,454	22.1	13,248	25.9	2,206	16.7
Technology and content development	12,600	18.0	11,492	22.5	1,108	9.6
Program marketing and sales	41,113	58.9	31,951	62.6	9,162	28.7
General and administrative	15,582	22.3	11,144	21.8	4,438	39.8
Total costs and expenses	84,749	121.3	67,835	132.8	16,914	24.9
Loss from operations	(14,899)	(21.3)	(16,759)	(32.8)	1,860	(11.1)
Other income (expense):
Interest expense	(252)	(0.4)	(918)	(1.8)	666	(72.5)
Interest income	53	0.1	32	0.1	21	65.7
Total other income (expense)	(199)	(0.3)	(886)	(1.7)	687	(77.5)
Net loss	$(15,098)	(21.6)%	$(17,645)	(34.5)%	$2,547	(14.4)

Revenue.  Revenue for the six months ended June 30, 2015 was $69.9 million, an increase of $18.8 million, or 37%, from $51.1 million for the same period of 2014. Of the increase, the four client programs launched prior to January 1, 2013 resulted in higher period-over-period revenues of $3.8 million, while $8.4 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full-course equivalent enrollments in the programs that launched in 2014 contributed $4.9 million in additional revenues, while the client programs that launched in 2015 through June 30 generated $1.7 million on a year-to-date basis.

Servicing and support.  Servicing and support costs for the six months ended June 30, 2015 were $15.4 million, an increase of $2.2 million, or 17%, from $13.2 million for the same period of 2014. This increase was due primarily to a $1.5 million increase in compensation costs as we increased our headcount in this area by 24% to serve a growing number of students and faculty in existing and new client programs. Additionally, costs for student immersions and other student enrichment experiences increased by $0.5 million, while other servicing and support costs increased by $0.2 million. As a percentage of revenue, servicing and support costs decreased from 26% for the six months ended June 30, 2014 to 22% for the same period of 2015, as revenue grew at a higher rate.

Technology and content development.  Technology and content development costs for the six months ended June 30, 2015 were $12.6 million, an increase of $1.1 million, or 9.6%, from $11.5 million for the same period of 2014. This was due primarily to a $0.6 million increase in compensation costs (net of capitalized amounts for software and content development), as we increased our headcount in this area by 15% to support additional client program launches and scaling of existing client programs. Additionally, an increase of $0.6 million resulted from higher amortization expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. These increases were partially offset by other technology and content development cost decreases of $0.1 million. As a percentage of revenue, technology and content development costs decreased from 23% for the six months ended June 30, 2014 to 18% for the same period of 2015, as we have continued to achieve scale.

Program marketing and sales.  Program marketing and sales expense for the six months ended June 30, 2015 was $41.1 million, an increase of $9.1 million, or 29%, from $32.0 million for the same period of 2014. This increase was due primarily to a $4.7 million increase in prospective student generation costs to acquire students for our clients’ programs. Additionally, compensation costs increased by $3.9 million, as we increased our headcount in this area by 32% to acquire students for, and drive revenue growth in, new client programs, while other program marketing and sales expenses increased by $0.5 million. As a percentage of revenue, program marketing and sales expense decreased from 63% for the six months ended June 30, 2014 to 59% for the same period of 2015, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the six months ended June 30, 2015 was $15.6 million, an increase of $4.5 million, or 40%, from $11.1 million for the same period of 2014. This was due primarily to a $3.3 million increase in compensation costs, of which $2.3 million related to an increase in our headcount in this area by 18% to support our growing business, and $1.0 million related to a signing bonus of a new key executive, consisting of cash and a common stock award. Additionally, legal and other professional fees increased by $0.5 million, travel and related expenses increased by $0.3 million, insurance costs increased by $0.2 million due to the purchase of directors and officers liability coverage, and other general and administrative costs increased by $0.2 million. As a percentage of revenue, general and administrative expense remained relatively flat at 22% for each of the six-month periods ended June 30, 2015 and 2014.

Interest expense.  Interest expense for the six months ended June 30, 2015 was $0.2 million, a decrease of $0.7 million, or 73%, from $0.9 million for the same period of 2014. This decrease was due primarily to the absence of the change in the fair value of the Series D redeemable convertible preferred stock warrants, which converted to additional paid-in capital upon the closing of our initial public offering in 2014.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. During the six months ended June 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short term liquidity, of at least 1.10 to 1.00. As of June 30, 2015 and December 31, 2014, our adjusted quick ratio was 5.26 and 6.45, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$6,042	$1,642
Investing activities	(6,538)	(5,217)
Financing activities	1,791	101,325

Operating Activities

For the six months ended June 30, 2015, net cash provided by operating activities was $6.0 million, consisting of an $11.8 million net cash inflow from changes in working capital and $9.3 million in non-cash items, partially offset by a net loss of $15.1 million. The increase in cash resulting from changes in working capital consisted of increases in deferred revenue of $11.5 million, accrued expenses and other current liabilities of $5.1 million due to higher accrued program marketing costs, and refunds payable of $0.6 million. These increases in cash were partially offset by increases in accounts receivable of $4.0 million, advances to clients of $0.9 million and prepaid expenses of $0.5 million. Non-cash items consisted of non-cash stock compensation charges of $5.9 million and depreciation and amortization expense of $3.4 million.

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

Investing Activities

For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $6.5 million and $5.2 million, respectively. These expenditures were primarily for internally-developed software and asynchronous content developed for client programs, and equipment.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was $1.8 million, consisting of $2.2 million of proceeds received from the exercise of stock options, partially offset by $0.4 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units. For the six months ended June 30, 2014, net cash provided by financing activities was $101.3 million, consisting primarily of $100.3 million in net proceeds from our initial public offering. In addition, we received net cash of $1.0 million from the exercise of stock options.

Contractual Obligations and Commitments

We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for various intellectual property and other rights.

We have a $37.0 million line of credit from Comerica Bank and Square 1 Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of June 30, 2015.

See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2015, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our $37.0 million bank line of credit procured in December 2013. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of June 30, 2015.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2U, Inc.

August 6, 2015	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

August 6, 2015	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer