Form 10-Q
period 2015-09-30
2U, Inc.
filed 2015-10-26
CIK 1459417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 22, 2015, there were 45,576,318 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$175,324	$86,929
Accounts receivable, net	12,688	350
Advance to clients, current	1,163	—
Prepaid expenses and other current assets	5,191	2,709
Total current assets	194,366	89,988
Property and equipment, net	7,791	6,755
Capitalized content development costs, net	16,760	13,155
Advance to clients, non-current	1,387	1,675
Other non-current assets	8,259	1,466
Total assets	$228,563	$113,039
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,330	$2,293
Accrued expenses and other current liabilities	20,986	17,138
Deferred revenue	3,818	1,906
Refunds payable	3,512	2,431
Total current liabilities	32,646	23,768
Rebate reserve	407	639
Other non-current liabilities	594	621
Total liabilities	33,647	25,028
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 45,525,460 shares issued and outstanding as of September 30, 2015; 40,735,069 shares issued and outstanding as of December 31, 2014	46	41
Additional paid-in capital	347,051	216,818
Accumulated deficit	(152,181)	(128,848)
Total stockholders’ equity	194,916	88,011
Total liabilities and stockholders’ equity	$228,563	$113,039

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$37,092	$28,407	$106,942	$79,483
Costs and expenses:
Servicing and support	7,845	6,598	23,299	19,846
Technology and content development	7,082	5,726	19,682	17,218
Program marketing and sales	21,567	16,971	62,680	48,922
General and administrative	8,477	6,303	24,059	17,447
Total costs and expenses	44,971	35,598	129,720	103,433
Loss from operations	(7,879)	(7,191)	(22,778)	(23,950)
Other income (expense):
Interest expense	(127)	(176)	(379)	(1,094)
Interest income	21	30	74	62
Other	(250)	—	(250)	—
Total other income (expense)	(356)	(146)	(555)	(1,032)
Loss before income taxes	(8,235)	(7,337)	(23,333)	(24,982)
Income tax expense	—	—	—	—
Net loss	(8,235)	(7,337)	(23,333)	(24,982)
Preferred stock accretion	—	—	—	(89)
Net loss attributable to holders of common stock	$(8,235)	$(7,337)	$(23,333)	$(25,071)
Net loss per share attributable to holders of common stock, basic and diluted	$(0.20)	$(0.18)	$(0.56)	$(0.86)
Weighted-average shares of common stock outstanding, basic and diluted	41,645,894	40,269,937	41,331,481	29,209,970

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	40,735,069	$41	$216,818	$(128,848)	$88,011
Exercise of stock options	894,215	1	4,321	—	4,322
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	244,609	—	(436)	—	(436)
Issuance of common stock, net of issuance costs	3,625,000	4	117,131	—	117,135
Issuance of common stock award	26,567	—	750	—	750
Stock-based compensation expense	—	—	8,467	—	8,467
Net loss	—	—	—	(23,333)	(23,333)
Balance, September 30, 2015	45,525,460	$46	$347,051	$(152,181)	$194,916

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(23,333)	$(24,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,288	4,240
Stock-based compensation expense	9,217	5,486
Change in the fair value of the Series D redeemable convertible preferred stock warrant prior to conversion	—	695
Loss on investment	250	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,338)	(8,203)
Advances to clients	(875)	(832)
Prepaid expenses and other current assets	(2,482)	(1,483)
Other non-current assets	(6,833)	1,119
Accounts payable	2,037	(240)
Accrued expenses and other current liabilities	3,718	3,624
Deferred revenue	1,912	834
Refunds payable	1,081	567
Rebate reserve	(232)	(930)
Other liabilities	(27)	(18)
Net cash used in operating activities	(22,617)	(20,123)
Cash flows from investing activities
Expenditures for property and equipment	(3,136)	(2,535)
Capitalized content development cost expenditures	(6,951)	(5,299)
Other investing activities	(250)	(21)
Net cash used in investing activities	(10,337)	(7,855)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	117,463	100,302
Proceeds from exercise of stock options	4,322	1,222
Tax withholding payments in connection with net settlement of restricted stock units	(436)	—
Proceeds from revolving line of credit	—	5,000
Payment on revolving line of credit	—	(5,000)
Net cash provided by financing activities	121,349	101,524
Net increase in cash and cash equivalents	88,395	73,546
Cash and cash equivalents, beginning of period	86,929	7,012
Cash and cash equivalents, end of period	$175,324	$80,558
Supplemental disclosure of non-cash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$—	$89
Accrued capital expenditures	361	114
Deferred offering costs included in accounts payable and accrued expenses	327	59
Common stock granted in exchange for consulting services received	—	55

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with U.S. GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015.

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

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company’s cash is held at financial institutions that management believes to be of high credit quality. The Company’s bank accounts exceed federally insured limits at times. The Company has not experienced any losses on cash to date. The Company records an allowance for doubtful accounts, if needed.

Four of the Company’s clients accounted for the following percentages of revenue for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Client A	43%	56%	46%	57%
Client B	9	15	10	15
Client C	12	13	12	13
Client D	15	8	15	7

Additionally, the Company’s largest client accounted for 56% and 35% of the Company’s accounts receivable balance as of September 30, 2015 and December 31, 2014, respectively. One additional client accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2015, while two additional clients accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2014.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment and capitalized content development costs, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company’s impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs. For the three and nine months ended September 30, 2015 and 2014, no impairment of long-lived assets was deemed to have occurred.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items. The ASU simplifies income statement presentation by eliminating the concept of extraordinary items. The amendments in this ASU are effective for fiscal periods beginning after December 15, 2015. The Company does not expect the new standard to have a significant impact on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this ASU are effective for annual reporting periods ending after December 15, 2016. The Company does not expect the new standard to have a significant impact on its quarterly reporting process.

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

The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2015 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.             Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2015	December 31, 2014
	(in thousands)
Internally-developed software	$8,718	$6,069
Internally-developed software in process	1,264	1,751
Computer hardware	3,379	3,016
Furniture and office equipment	1,611	1,104
Leasehold improvements	1,781	1,801
Total	16,753	13,741
Accumulated depreciation and amortization	(8,962)	(6,986)
Property and equipment, net	$7,791	$6,755

Depreciation and amortization expense of property and equipment was $0.7 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense of property and equipment was $2.0 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the estimated future depreciation and amortization expense for property and equipment is as follows (in thousands):

2015	$687
2016	2,389
2017	1,907
2018	974
2019	413
Thereafter	157
Total	$6,527

4.             Capitalized Content Development Costs

Capitalized content development costs consisted of the following as of:

	September 30, 2015	December 31, 2014
	(in thousands)
Capitalized content development costs	$24,042	$16,835
Capitalized content development costs in process	3,112	3,699
Accumulated amortization	(10,394)	(7,379)
Capitalized content development costs, net	$16,760	$13,155

The Company recorded amortization expense related to capitalized content development costs of $1.2 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded amortization expense related to capitalized content development costs of $3.3 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the estimated future amortization expense for the capitalized content development costs is as follows (in thousands):

2015	$1,060
2016	3,981
2017	3,383
2018	2,869
2019	1,896
Thereafter	459
Total	$13,648

5.             Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company entered into a credit agreement for a revolving line of credit with an aggregate borrowing base not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014; therefore, no amounts were outstanding as of September 30, 2015 or December 31, 2014. Under this revolving line of credit, the Company has the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, the Company may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, the Company makes interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if such borrowed amounts are repaid before the end of the interest period.

Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of September 30, 2015 and December 31, 2014, the Company’s adjusted quick ratio was 8.89 and 6.45, respectively.

The covenants under the line of credit also place limitations on the Company’s ability to incur additional indebtedness or to prepay permitted indebtedness, grant liens on or security interests in its assets, carry out mergers and acquisitions, dispose of assets, declare, make or pay dividends, make capital expenditures or investments in excess of specified amounts, make loans or advances, enter into transactions with affiliates, amend or modify the terms of material contracts, or change its fiscal year. If the Company is not in compliance with the covenants under the line of credit, after any opportunity to cure such non-compliance, or it otherwise experiences an event of default under the line of credit, the lenders may require repayment in full of all principal and interest outstanding. If the Company fails to repay such amounts, the lenders could foreclose on the assets pledged as collateral under the line of credit. The Company is currently in compliance with all such covenants.

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

Operating Leases

The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. The Company also leases furniture and office equipment under non-cancelable leases. As of September 30, 2015, the future minimum lease payments (net of aggregate expected sublease payments of $0.4 million) were as follows (in thousands):

2015	$933
2016	3,801
2017	3,577
2018	2,463
2019	1,499
Thereafter	917
Total future minimum lease payments	$13,190

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other non-current liabilities in the accompanying consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million as of each of September 30, 2015 and December 31, 2014.

Total rent expense for non-cancelable operating lease agreements (net of sublease income of $0.1 million and $0.1 million) was $0.9 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. Total rent expense (net of sublease income of $0.2 million and $0.2 million) was $2.3 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its clients in exchange for various intellectual property and other rights. As of September 30, 2015, the future minimum payments to the Company’s clients for intellectual property and other rights were as follows (in thousands):

2015	$500
2016	1,050
2017	1,050
2018	550
2019	550
Thereafter	2,700
Total future minimum program payments	$6,400

6.             Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely than not to occur. At December 31, 2014 and 2013, the Company had federal and state net operating loss (“NOL”) carryforwards which generally expire between 2029 and 2034. A full valuation allowance has been established to offset the net deferred tax assets. The Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, a certain portion of the NOL carryforwards may be subject to Internal Revenue Code section 382 limitations, which may limit their future use.

The Company completed an analysis of the stock ownership changes through December 31, 2014, and determined that there has not been an ownership change prior to that date. However, the Company has not completed an analysis to determine what, if any, impact any ownership change after December 31, 2014 has had on the ability to utilize NOL carryforwards. The Company has experienced a number of transactions during the fiscal year 2015, such as a sale of common stock to the public, which could lead to a limitation of its NOL carryforwards under section 382 of the Internal Revenue Code. The Company intends to complete a study through the year ended December 31, 2015 regarding this limitation in the next twelve months. It is reasonably possible that the results of the study will reduce the reported NOL carryforwards and other deferred tax assets.

The Company determines its annual effective tax rate for the full fiscal year and applies that rate to its income before income taxes in determining its provision for income taxes for interim periods. The Company also records discrete items in each respective period as appropriate. The Company’s effective tax rate for the three and nine months ended September 30, 2015 and 2014 was 0%.

7.             Stockholders’ Equity

Common Stock

On September 30, 2015, the Company sold 3,625,000 shares of its common stock to the public, including 525,000 shares sold pursuant to the underwriters’ over-allotment option. The Company received net proceeds of $117.1 million, which the Company intends to use for general corporate purposes.

As of September 30, 2015, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At September 30, 2015, the Company had reserved a total of 8,673,818 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,577,214
Possible future issuance under stock option plan	1,861,330
Outstanding restricted stock units	1,235,274
Total shares of common stock reserved for future issuance	8,673,818

The compensation committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted on October 1, 2015 option awards to employees to purchase an aggregate of 6,520 shares of common stock at an exercise price of $32.20 and restricted stock unit awards for an aggregate of 12,899 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 8 below).

8.             Stock-Based Compensation

The Company provides equity-based compensation awards to employees, non-employees and directors as an effective means for attracting, retaining and motivating such individuals. The Company maintains two share-based compensation plans: the 2014 Equity Incentive Plan (the “2014 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards, and began using the 2014 Plan for grants of new equity awards.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Servicing and support	$642	$436	$1,637	$1,050
Technology and content development	442	269	1,100	578
Program marketing and sales	282	191	741	512
General and administrative	1,936	1,351	5,739	3,346
Total stock-based compensation expense	$3,302	$2,247	$9,217	$5,486

Stock Options

The following is a summary of the stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2014	5,850,211	$5.39	7.33	$83,487
Granted	686,294	25.67	9.38
Exercised	(894,215)	4.83	6.10
Forfeited	(58,851)	12.35
Expired	(6,225)	12.30
Outstanding balance at September 30, 2015	5,577,214	7.89	6.93	156,200
Exercisable at September 30, 2015	3,394,119	4.07	5.98	108,021
Vested and expected to vest at September 30, 2015	5,403,708	7.62	6.87	152,841

The total compensation cost related to the nonvested options not yet recognized as of September 30, 2015 was $13.1 million and will be recognized over a weighted-average period of approximately 2.2 years.

The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2015 and 2014 was $20.4 million and $7.4 million, respectively.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.9%	1.7% – 1.9%	1.5% – 1.9%	1.7% – 2.1%
Expected term (years)	6.08	5.11 – 6.08	5.56 – 6.08	5.11 – 6.25
Expected volatility	50%	50%	50%	50% – 55%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value per share	$15.23	$7.72	$12.51	$5.95

Restricted Stock Units

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2014	992,665	$11.39
Granted	572,866	25.59
Vested	(268,649)	11.47
Forfeited	(61,608)	15.09
Outstanding balance at September 30, 2015	1,235,274	17.77

The total compensation cost related to the nonvested restricted stock units not yet recognized as of September 30, 2015 was $16.0 million and will be recognized over a weighted-average period of approximately 2.8 years.

Other Stock Awards

During the nine months ended September 30, 2015, the Company granted 26,567 shares of common stock to a new key employee, with a fair value of $0.8 million.

9.             Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2015 and 2014:

	Three and Nine Months Ended September 30,
	2015	2014
Stock options	5,577,214	6,282,657
Restricted stock units	1,235,274	1,013,239

Basic and diluted net loss per share attributable to holders of common stock is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator (in thousands):
Net loss attributable to holders of common stock	$(8,235)	$(7,337)	$(23,333)	$(25,071)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	41,645,894	40,269,937	41,331,481	29,209,970
Net loss per share attributable to holders of common stock, basic and diluted	$(0.20)	$(0.18)	$(0.56)	$(0.86)

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

Our clients use our Platform to offer full graduate degree programs online, and some offer doctorate and undergraduate degree programs as well. The students in these programs receive the same degree or credit as their on-campus counterparts, and generally pay equivalent tuition. We are currently engaged by 11 well-recognized colleges and universities to enable 18 programs that have launched and in which students have enrolled. The first of our clients’ programs was launched in 2009. One additional program launched in 2010, two more launched in 2011 and our clients launched five new programs in 2013. An additional four programs launched in 2014, and a dual degree between an additional university client and one of our existing clients also launched in 2014. Thus far in 2015, our clients have launched five programs and we have announced eight new graduate programs with three current university clients and two new university clients. Most of our client contracts have initial terms between 10 and 15 years in length, and since our inception, all of the clients that have engaged us remain active.

A significant percentage of our annual revenue is related to students returning to our clients’ programs after their first semester. In the three months ended September 30, 2015, 72% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

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

Recent Developments

September 2015 Public Offering

On September 30, 2015, we sold 3,625,000 shares of our common stock to the public, including 525,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $117.1 million, which we intend to use for general corporate purposes.

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

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, that we launched in 2009 and 2010. For the three months ended September 30, 2015 and 2014, 43% and 56%, respectively, of our revenue was derived from these two programs, while for the nine months ended September 30, 2015 and 2014, 46% and 57%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

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

We typically identify prospective students for our clients’ programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our clients’ programs and those who have graduated, the average time from our initial prospective student acquisition to initial enrollment was seven months. For the students who have graduated from these programs, the average time from initial enrollment to graduation was 21 months. However, because our clients’ programs are relatively new, they have only graduated a limited number of students to date, with many early enrollees still enrolled. Based on the student retention rates and patterns we have observed in our clients’ programs, we estimate that, for our current programs, the average time from a student’s initial enrollment to graduation will be more than two years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Platform revenue retention rate	118.3%	124.6%	121.0%	117.3%
Number of programs included in comparison (1)	11	8	9	4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Full course equivalent enrollments in our clients’ programs	13,840	10,389	40,489	29,529
Average revenue per full course equivalent enrollment in our clients’ programs	$2,680	$2,734	$2,641	$2,692

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(8,235)	$(7,337)	$(23,333)	$(24,982)
Adjustments:
Interest expense	127	176	379	1,094
Interest income	(21)	(30)	(74)	(62)
Depreciation and amortization expense	1,898	1,594	5,288	4,240
Stock-based compensation expense	3,302	2,247	9,217	5,486
Total adjustments	5,306	3,987	14,810	10,758
Adjusted EBITDA (loss)	$(2,929)	$(3,350)	$(8,523)	$(14,224)

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

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of September 30, 2015 and December 31, 2014, 83 and 130 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

The following table sets forth the components of our revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net program proceeds	$37,399	$27,892	$108,124	$79,387
Rebates	235	925	232	930
Refunds	(435)	(371)	(1,081)	(805)
Other	(107)	(39)	(333)	(29)
Revenue	$37,092	$28,407	$106,942	$79,483

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

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other non-operating items. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit and convertible notes prior to their conversion and changes in our preferred stock warrant liability as a result of changes in the fair value of such warrants (through April 2, 2014).

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

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three and nine months ended September 30, 2015 and 2014.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$37,092	100.0%	$28,407	100.0%	$8,685	30.6%
Costs and expenses:
Servicing and support	7,845	21.1	6,598	23.2	1,247	18.9
Technology and content development	7,082	19.1	5,726	20.2	1,356	23.7
Program marketing and sales	21,567	58.1	16,971	59.7	4,596	27.1
General and administrative	8,477	22.9	6,303	22.2	2,174	34.5
Total costs and expenses	44,971	121.2	35,598	125.3	9,373	26.3
Loss from operations	(7,879)	(21.2)	(7,191)	(25.3)	(688)	9.6
Other income (expense):
Interest expense	(127)	(0.3)	(176)	(0.6)	49	(28.3)
Interest income	21	0.0	30	0.1	(9)	(28.4)
Other	(250)	(0.7)	—	0.0	(250)	*
Total other income (expense)	(356)	(1.0)	(146)	(0.5)	210	142.0
Net loss	$(8,235)	(22.2)%	$(7,337)	(25.8)%	$(898)	12.2

*                                         Not meaningful for comparison purposes.

Revenue.  Revenue for the three months ended September 30, 2015 was $37.1 million, an increase of $8.7 million, or 30.6%, from $28.4 million for the same period of 2014. Of the increase, the four client programs launched prior to January 1, 2013 resulted in slightly lower period-over-period revenues of $0.1 million, while $4.0 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full-course equivalent enrollments in the programs that launched in 2014 contributed $2.6 million in additional revenues, while the client programs that launched in 2015 through September 30 generated $2.2 million in the third quarter.

Servicing and support.  Servicing and support costs for the three months ended September 30, 2015 were $7.8 million, an increase of $1.2 million, or 18.9%, from $6.6 million for the same period of 2014. This increase was due primarily to a $1.1 million increase in compensation costs, as we increased our headcount in this area by 26% to serve a growing number of students and faculty in existing and new client programs. The remaining increase of $0.1 million was primarily attributable to increased costs associated with student immersion courses and on-campus initiatives. As a percentage of revenue, servicing and support costs decreased from 23.2% for the three months ended September 30, 2014 to 21.1% for the same period of 2015, as revenue grew at a higher rate.

Technology and content development.  Technology and content development costs for the three months ended September 30, 2015 were $7.1 million, an increase of $1.4 million, or 23.7%, from $5.7 million for the same period of 2014. This increase was due primarily to a $0.9 million increase in compensation costs (net of amounts capitalized for software and content development), as we increased our headcount in this area by 23% to support scaling of existing client programs. Additionally, an increase of $0.3 million resulted from higher amortization expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. The remaining increase of $0.2 million was primarily attributable to increased technological expenses to support our expanded geographical presence. As a percentage of revenue, technology and content development costs decreased from 20.2% for the three months ended September 30, 2014 to 19.1% for the same period of 2015, as revenue grew at a higher rate.

Program marketing and sales.  Program marketing and sales expense for the three months ended September 30, 2015 was $21.6 million, an increase of $4.6 million, or 27.1%, from $17.0 million for the same period of 2014. This increase was due primarily to a $2.2 million increase in prospective student generation costs to acquire students for our clients’ programs. Additionally, compensation costs increased by $1.9 million, as we increased our headcount in this area by 23% to acquire students for, and drive revenue growth in, new client programs, while advertising expenses increased by $0.3 million and other program marketing and sales expenses increased by $0.2 million. As a percentage of revenue, program marketing and sales expense decreased from 59.7% for the three months ended September 30, 2014 to 58.1% for the same period of 2015, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the three months ended September 30, 2015 was $8.5 million, an increase of $2.2 million, or 34.5%, from $6.3 million for the same period of 2014. This was due primarily to a $1.4 million increase in compensation costs as we increased in our headcount in this area by 21% to support our growing business. Further, legal, accounting services primarily related to Sarbanes-Oxley compliance and other professional fees increased by $0.2 million, travel and related expenses increased by $0.2 million, while other general and administrative costs increased by $0.4 million. As a percentage of revenue, general and administrative expense increased slightly from 22.2% for the three months ended September 30, 2014 to 22.9% for the same period of 2015, reflecting a higher year-over-year percentage increase in expense than the increase in revenue.

Other income (expense).     Other income (expense) for the three months ended September 30, 2015 was a net expense of $0.4 million, an increase of $0.2 million, or 142.0%, from $0.2 million for the same period of 2014. During the three months ended September 30, 2015, we invested in an early stage entity which is establishing an international marketing channel. Due to the risk of recoverability of this investment, we estimated the fair value of the investment to be zero, recorded a write-down on the investment to fair value and recognized a $0.3 million charge in other expense. This increase in other income (expense) was partially offset by lower interest expense of $0.1 million.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$106,942	100.0%	$79,483	100.0%	$27,459	34.5%
Costs and expenses:
Servicing and support	23,299	21.8	19,846	25.0	3,453	17.4
Technology and content development	19,682	18.4	17,218	21.6	2,464	14.3
Program marketing and sales	62,680	58.6	48,922	61.5	13,758	28.1
General and administrative	24,059	22.5	17,447	22.0	6,612	37.9
Total costs and expenses	129,720	121.3	103,433	130.1	26,287	25.4
Loss from operations	(22,778)	(21.3)	(23,950)	(30.1)	1,172	(4.9)
Other income (expense):
Interest expense	(379)	(0.4)	(1,094)	(1.4)	715	(65.4)
Interest income	74	0.1	62	0.1	12	19.9
Other	(250)	(0.2)	—	0.0	(250)	*
Total other income (expense)	(555)	(0.5)	(1,032)	(1.3)	477	(46.3)
Net loss	$(23,333)	(21.8)%	$(24,982)	(31.4)%	$1,649	(6.6)

*                                         Not meaningful for comparison purposes.

Revenue.  Revenue for the nine months ended September 30, 2015 was $106.9 million, an increase of $27.4 million, or 34.5%, from $79.5 million for the same period of 2014. Of the increase, the four client programs launched prior to January 1, 2013 resulted in higher period-over-period revenues of $3.6 million, while $12.4 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full-course equivalent enrollments in the programs that launched in 2014 contributed $7.5 million in additional revenues, while the client programs that launched in 2015 through September 30 generated $3.9 million on a year-to-date basis.

Servicing and support.  Servicing and support costs for the nine months ended September 30, 2015 were $23.3 million, an increase of $3.5 million, or 17.4%, from $19.8 million for the same period of 2014. This increase was due primarily to a $2.6 million increase in compensation costs as we increased our headcount in this area by 24% to serve a growing number of students and faculty in existing and new client programs. Additionally, costs for student immersions and other student enrichment experiences increased by $0.6 million, while other servicing and support costs increased by $0.3 million. As a percentage of revenue, servicing and support costs decreased from 25.0% for the nine months ended September 30, 2014 to 21.8% for the same period of 2015, as revenue grew at a higher rate.

Technology and content development.  Technology and content development costs for the nine months ended September 30, 2015 were $19.7 million, an increase of $2.5 million, or 14.3%, from $17.2 million for the same period of 2014. This was due primarily to a $1.5 million increase in compensation costs (net of capitalized amounts for software and content development), as we increased our headcount in this area by 19% to support additional client program launches and scaling of existing client programs. Additionally, an increase of $0.9 million resulted from higher amortization expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. The remaining increase of $0.1 million was primarily attributable to our cloud-based server usage to support a greater number of our clients’ programs. As a percentage of revenue, technology and content development costs decreased from 21.6% for the nine months ended September 30, 2014 to 18.4% for the same period of 2015, as we have continued to achieve scale.

Program marketing and sales.  Program marketing and sales expense for the nine months ended September 30, 2015 was $62.7 million, an increase of $13.8 million, or 28.1%, from $48.9 million for the same period of 2014. This increase was due primarily to a $7.0 million increase in prospective student generation costs to acquire students for our clients’ programs. Additionally, compensation costs increased by $5.9 million, as we increased our headcount in this area by 29% to acquire students for, and drive revenue growth in, new client programs, while advertising expenses increased by $0.2 million and other program marketing and sales expenses increased by $0.7 million. As a percentage of revenue, program marketing and sales expense decreased from 61.5% for the nine months ended September 30, 2014 to 58.6% for the same period of 2015, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the nine months ended September 30, 2015 was $24.0 million, an increase of $6.6 million, or 37.9%, from $17.4 million for the same period of 2014. This was due primarily to a $4.6 million increase in compensation costs, of which $3.6 million related to an increase in our headcount in this area by 18% to support our growing business, and $1.0 million related to a signing bonus of a new key employee, consisting of cash and a common stock award. Additionally, travel and related expenses increased by $0.5 million, legal and other professional fees increased by $0.4 million, professional development costs increased by $0.4 million, insurance costs increased by $0.2 million due to the purchase of directors and officers liability coverage, and other general and administrative costs increased by $0.5 million. As a percentage of revenue, general and administrative expense increased slightly from 22.0% for the nine months ended September 30, 2014 to 22.5% for the same period of 2015, reflecting a higher year-over-year percentage increase in expense than the increase in revenue.

Other income (expense).     Other income (expense) for the nine months ended September 30, 2015 was a net expense of $0.5 million, a decrease of $0.5 million, or 46.3%, from $1.0 million for the same period of 2014. This decrease was due primarily to the absence of the $0.7 million change in the fair value of the Series D redeemable convertible preferred stock warrants, which converted to additional paid-in capital upon the closing of our initial public offering in 2014. Additionally, interest expense decreased by $0.1 million. During the nine months ended September 30, 2015, we invested in an early stage entity which is establishing an international marketing channel. Due to the risk of recoverability of this investment, we estimated the fair value of the investment to be zero, recorded a write-down on the investment to fair value and recognized a $0.3 million charge in other expense, which partially offset the other decreases in other income (expense).

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short term liquidity, of at least 1.10 to 1.00. As of September 30, 2015 and December 31, 2014, our adjusted quick ratio was 8.89 and 6.45, respectively.

The covenants under the line of credit also place limitations on our ability to incur additional indebtedness or to prepay permitted indebtedness, grant liens on or security interests in our assets, carry out mergers and acquisitions, dispose of assets, declare, make or pay dividends, make capital expenditures or investments in excess of specified amounts, make loans or advances, enter into transactions with our affiliates, amend or modify the terms of our material contracts, or change our fiscal year. If we are not in compliance with the covenants under the line of credit, after any opportunity to cure such non-compliance, or we otherwise experience an event of default under the line of credit, the lenders may require repayment in full of all principal and interest outstanding. If we fail to repay such amounts, the lenders could foreclose on the assets we have pledged as collateral under the line of credit. We are currently in compliance with all such covenants.

Public Offerings of Common Stock

On April 2, 2014, we closed our IPO in which we issued and sold 8,626,377 shares of common stock, including the partial exercise of the underwriters’ over-allotment option, at an issuance price of $13.00 per share, resulting in net proceeds of $100.3 million after deducting underwriting discounts, commissions and other offering costs. Upon the closing of the IPO, all shares of the then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 23,501,208 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of April 2, 2014. In addition, the outstanding Series D warrants automatically converted into warrants to purchase common stock, and our preferred stock warrant liability of $0.8 million as of April 2, 2014 was reclassified to additional paid-in capital.

On September 30, 2015, we sold 3,625,000 shares of our common stock to the public, including 525,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $117.1 million, which we intend to use for general corporate purposes.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(22,617)	$(20,123)
Investing activities	(10,337)	(7,855)
Financing activities	121,349	101,524

Operating Activities

For the nine months ended September 30, 2015, net cash used in operating activities of $22.6 million consisted of a net loss of $23.3 million and a $14.0 million net cash outflow from changes in working capital, partially offset by $14.7 million in non-cash items. The decrease in cash resulting from changes in working capital consisted of increases in accounts receivable of $12.3 million, other non-current assets of $6.8 million and prepaid expenses and other current assets of $2.5 million. These decreases in cash were partially offset by increases in accrued expenses and other current liabilities of $3.7 million, accounts payable of $2.0 million and deferred revenue of $1.9 million. Non-cash items consisted of non-cash stock compensation charges of $9.2 million, depreciation and amortization expense of $5.2 million and a $0.3 million loss on an investment.

For the nine months ended September 30, 2014, net cash used in operating activities of $20.1 million consisted of a net loss of $25.0 million and a $5.5 million net cash outflow from changes in working capital, partially offset by $10.4 million in non-cash items. The decrease in cash resulting from changes in working capital consisted primarily of an increase in accounts receivable of $8.2 million, partially offset by a $1.1 million decrease in other non-current assets, an increase in deferred revenue of $0.8 million, an increase in refunds payable of $0.6 million and other net increases of $0.2 million. Non-cash items consisted primarily of non-cash stock-based compensation charges of $5.5 million, depreciation and amortization expense of $4.2 million and an increase of $0.7 million related to the change in the fair value of the Series D redeemable convertible preferred stock warrant prior to its conversion to additional paid-in capital upon the closing of the initial public offering.

Investing Activities

For the nine months ended September 30, 2015 and 2014, net cash used in investing activities was $10.3 million and $7.9 million, respectively. These expenditures were primarily for internally-developed software and asynchronous content developed for client programs, and equipment. During the nine months ended September 30, 2015, we also invested $0.3 million in an early stage entity which is establishing an international marketing channel.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $121.3 million, consisting of $117.4 million in net proceeds from our public offering of common stock and $4.3 million of proceeds received from the exercise of stock options, partially offset by $0.4 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

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

We have a $37.0 million line of credit from Comerica Bank and Square 1 Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of September 30, 2015.

See Note 5 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2015, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our $37.0 million bank line of credit procured in December 2013. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of September 30, 2015.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2U, Inc.

October 26, 2015	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

October 26, 2015	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer