Form 10-K
period 2015-12-31
2U, Inc.
filed 2016-03-10
CIK 1459417

Use these links to rapidly review the document
2U, Inc. FORM 10-K TABLE OF CONTENTS
2U, Inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the 27,893,620 shares held by non-affiliates as of June 30, 2015 (computed based on the closing price on such date as reported on the NASDAQ Global Select Market) was $897,895,628.

          As of March 3, 2016, there were 45,962,954 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

        You should refer to the risks described in Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

        Our clients use the Online Campus portion of our Platform to offer high quality educational content, instructor-led classes averaging 12 students per session in a live, intimate and engaging setting, and a rich social networking experience, all accessible through proprietary web-based and mobile applications. Online Campus challenges every student to learn from the front row and every faculty member to engage students in new and innovative ways. Our clients use the operations applications within our Platform to expand, enable and support their online operations, and integrate those operations with their existing university systems. These applications provide the content management, admissions application processing, customer relationship management and other functionality necessary to effectively operate our clients' programs. Our Platform also provides clients with real-time data and deep analytical insight related to student performance and engagement, student and faculty satisfaction and enrollment. We believe that the SaaS technology within our Platform is flexible, easy to use, highly scalable and characterized by a high level of availability and security.

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

        Our clients are leading nonprofit colleges and universities, 12 of which were ranked by U.S. News and World Report among the top 75 undergraduate institutions in its 2016 National University Rankings. Our clients primarily use our Platform to offer full graduate degree programs online. Through our uncompromising focus on quality and deep understanding of the higher education environment, we believe we have become not only a valued provider of the technology services our clients use to implement and manage their critical online education operations, but also a trusted steward of their brands.

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

        Full course equivalent enrollments in our clients' programs grew from 31,338 during the twelve months ended December 31, 2013 to 57,019 during the twelve months ended December 31, 2015, representing a compound annual growth rate of 35%. We measure full course equivalent enrollments in our clients' programs by determining, for each of the courses offered during a particular period, the number of students enrolled in that course multiplied by the percentage of the course completed during that period. Any individual student may be enrolled in more than one course during a period. From our inception through December 31, 2015, more than 17,500 unique individuals have enrolled as students in our clients' programs, and 84% of students who have entered these programs have either graduated or remain enrolled. By the time the last of these individuals graduate or leave our clients' programs, we estimate that they will have generated more than $1.0 billion in total program tuition and fees for our clients.

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

        Our client contracts generally have initial terms between 10 and 15 years in length, and, since our inception, all of the clients that have engaged us remain active. In addition, three of our clients who have launched programs and have students enrolled have elected to extend the initial terms of four program agreements with us in advance of those contracts renewing. With these extensions, the initial terms of those programs now extend to between 2027 and 2032.

        A significant percentage of our annual revenue is related to students returning to our clients' programs after their first semester. In the twelve months ended December 31, 2015, 58% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

        We have achieved significant growth in a relatively short period of time. For the years ended December 31, 2015, 2014 and 2013, our revenue was $150.2 million, $110.2 million and $83.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013, our net losses were $26.7 million, $29.0 million and $28.0 million, respectively, and our Adjusted EBITDA loss, a non-GAAP measure, was $6.6 million, $14.8 million and $21.2 million, respectively. For a reconciliation of Adjusted EBITDA loss to net loss, see "Selected Financial Data—Adjusted EBITDA Loss."

        Adjusted EBITDA loss improvement over the periods presented is due partly to the maturing of programs within our entire program portfolio. Because we incur program marketing and sales expenses prior to generating the revenue related to those expenses, programs will typically show an adjusted EBITDA loss for several years prior to reaching adjusted EBITDA profitability. The following table presents a reconciliation, after allocation of all corporate costs, of full year 2015 net (loss) income margin to adjusted EBITDA (loss) income margin for our client programs, grouped by the length of time since program launch, as of December 31, 2015. For a list of programs and their respective launch dates, see "Business—Clients."

	Less than 2 Years	2 - 3 Years	Greater than 3 Years	Total
Net (loss) income	(184)%	(12)%	17%	(18)%
Interest expense(1)	0%	0%	0%	0%
Interest income(1)	0%	0%	0%	0%
Depreciation and amortization expense(1)	9%	5%	4%	5%
Stock-based compensation expense(1)	17%	10%	6%	8%
Adjusted EBITDA (loss) income	(158)%	4%	27%	(4)%

(1)
We consider interest expense, interest income, and the non-program specific portions of depreciation and amortization expense and stock-based compensation expense to be corporate expenses, and therefore we allocate those expenses to the above groupings based on our corporate allocation methodology.

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

  Rising Global Demand for Postsecondary Education

        Higher education is a large and well-established market, both in the United States and worldwide. In the United States alone, total revenue for all degree-granting postsecondary institutions was over $555 billion for the 2012-2013 academic year, according to a May 2015 report by the U.S. National Center for Education Statistics. The decade between 2000 and 2010 saw a 37% increase in enrollment in postsecondary degree granting institutions in the United States, from 15.3 million to 21.0 million, according to the U.S. Department of Education, and that number is expected to rise to 24 million by 2022, a further increase of 14%.

  Rapid Growth in Online Education

        The market for online postsecondary education has grown more rapidly than the overall postsecondary market, driven by the increased acceptance of online programs among students, academic institutions and employers, and the greater flexibility and convenience of many online programs.

        We believe that in the past, many nonprofit institutions lacked confidence that online programs could offer sufficient quality to align with their brands, market reputations and academic standards. However, academic research, as well as our own experience, lead us to believe that academic outcomes in online environments are generally equivalent to or better than those in traditional face-to-face environments. We also believe nonprofit institutions have been hesitant to adopt new initiatives given that they lacked the capital, technological expertise and marketing capabilities necessary to build significant online operations. However, as technology has improved, online education has also improved and can now provide the quality educational experiences and student outcomes that leading nonprofit colleges and universities demand. In our clients' programs, for example, students experience high quality educational content (both synchronous and asynchronous), instructor-led classes averaging 12 students per session in a live, intimate and engaging setting, and a rich social networking experience. We believe this leads to an intimate and successful learning environment that rivals on campus program quality, and that nonprofit colleges and universities will increasingly consider online education as a means to cost-effectively extend their mission and reach.

  Challenges Faced by Providers of Postsecondary Education

        During this period of transition, providers of higher education are facing several fundamental challenges. First, many institutions recognize that they do not possess the human or technological resources necessary to implement a successful online learning strategy. Scaling degree programs online requires robust technology platforms and support services, significant expertise in digital marketing and recruiting, and the ability to create highly engaging multimedia content. These are resources that colleges and universities have traditionally not possessed.

        Second, many institutions face increasing financial challenges that prevent them from investing more heavily in developing technology-based solutions. In the United States, funding and endowment returns have declined in recent years. At the end of fiscal year 2012, the market value of the endowment funds of colleges and universities in the United States was $425 billion, reflecting an increase of only 1% that year. In addition, in 2012, total state support for higher education declined by 7% to $81.1 billion, and increased only slightly to $81.6 billion in 2013, according to a 2013 annual report from the State Higher Education Executive Officers Association. Given this environment, institutions of higher education are actively looking for ways to increase revenue, such as by raising tuition or increasing enrollment.

        Third, the shift in education towards digital media is altering the competitive landscape but the impact on traditional higher education institutions is yet unclear. The internet is allowing new forms of instructional content and courses to proliferate, including, without limitation, a variety of non-degree programs providing certificates or other credentials in technology, management and other specific skills. If in the future these non-degree alternatives become widely accepted by students and employers as a substitute for full degrees, traditional higher education institutions that fail to adapt may cede market share to nontraditional competitors.

  Our Opportunity

        We believe that an increasing number of institutions of higher education globally will implement online learning strategies to extend their reach and remain relevant to the needs of students. We believe we have a significant opportunity to help leading nonprofit colleges and universities implement and scale high quality online degree programs, while protecting and delivering on the promise of their brands thereby improving the reputation of online learning generally. We believe that the transition of the higher education market to cloud-based online delivery is just beginning, and that we are uniquely positioned to capture market share by delivering our compelling, value-producing Platform to these institutions. Our Platform provides nonprofit colleges and universities with the ability to capitalize on the disruptive forces of online education while extending the academic reach of their programs. By doing so, our clients are able not only to fulfill their missions but also to develop significant new sources of revenue through meaningful additional enrollments.

Our Approach

        Our Platform provides integrated cloud-based SaaS technology and technology-enabled services that enables leading nonprofit colleges and universities to deliver high quality online degree programs. The SaaS portion of our Platform is comprised of Online Campus and our operations applications. Online Campus supports a wide range of university functions, such as enabling high quality educational content, instructor-led classes averaging 12 students per session in a live, intimate and engaging setting, and a rich social networking experience, all accessible through proprietary web-based and mobile applications. It also serves as a hub for student and faculty interaction, and incorporates a live, or synchronous, learning experience, with pre-produced, or asynchronous, educational content and dynamic social networking.

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

        In conjunction with our cloud-based SaaS technology, we provide technology-enabled services that support the complete lifecycle of a higher education program. These include assisting our clients in developing engaging premium quality academic content that we host and deliver on our Online Campus, attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, facilitating in-program field placements, and obtaining state regulatory approvals. Our clients retain control of, and responsibility for, accreditation, developing admissions criteria and making admissions decisions, financial aid, selecting and hiring faculty, reviewing and approving the curriculum, and the direct delivery of academic services such as teaching, grading and assessment.

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

  •
  Deliver a Differentiated, Engaging Learning Environment.  The Online Campus portion of our Platform leverages advanced software technology to enable highly interactive learning experiences. Instructors are able to lead live, intimate discussions in seminar-style classes with an average of 12 students per session. Students are able to access Online Campus using proprietary web-based and mobile applications and engage with rich, multimedia-based educational content. We believe that this dynamic, interactive learning environment is more engaging and impactful than traditional educational environments or other approaches to online education, encouraging students to remain in our clients' programs through graduation.

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

Our Strengths

        We believe the following to be our key strengths:

  •
  Robust, Differentiated Software and Services Platform.  We believe our Platform, comprised of robust cloud-based SaaS technology fused with technology-enabled services, is highly differentiated in the marketplace. The cloud-based SaaS technology within our Platform offers extensive features, high configurability, an intuitive user interface and the ability to support synchronous and asynchronous learning at scale. Our technology-enabled services are tightly integrated with our SaaS technology and together they provide a broad set of capabilities that would otherwise require the purchase of multiple, disparate point solutions, and the employment of significant human resources and expertise.

  •
  Proven Track Record Delivering Solutions for Leading Higher Education Institutions.  We believe our track record of successfully implementing our Platform for leading nonprofit colleges and universities, together with the trust we have built with clients, create a significant competitive advantage. Additionally, we regularly conduct Net Promoter Score® surveys with the faculty and students in each of our client programs. Net Promoter Score is a commonly used measure of customer loyalty and satisfaction. We believe that the favorable scores typically received from both groups demonstrate that we deliver our Platform in an effective and user-friendly manner.

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

  •
  Dedicated Focus on Quality.  We prioritize quality by employing a "white glove" service model. We are committed to delivering the technology and services required to ensure that every student and faculty member is fully supported throughout the life of each program. This model is designed to enable our clients to deliver academic programs that align with their brands and produce positive student outcomes, not only in educational achievement but also in terms of graduation rates and other key measures of success. It is also designed to support student satisfaction with, and retention in, our clients' programs. Through December 31, 2015, 84% of students who have ever entered our clients' programs have either graduated or remain enrolled.

  •
  Attractive Financial Model with Significant Predictability and Visibility.  We believe our financial model delivers significant operating leverage and visibility. Given the long-term nature of our contracts, we are able to benefit from increasing enrollments in clients' programs as those programs mature, leading to both revenue growth and expanding operating margins. In addition, we believe the significant portion of our revenue that is typically attributable to returning students contributes to the predictability and recurring nature of our business.

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

  •
  Increase Enrollment and Add Programs and Program Offerings with Existing Clients.  We intend to continue to increase student enrollments within the existing programs we enable for our clients. We will seek to accomplish this by acquiring an increasing number of students for our clients' existing degree programs and by adding additional offerings within a program, as we have done for programs at clients including the University of Southern California, Georgetown University and Syracuse University. We have also been able to expand our relationships with clients by adding degree programs at the same university, as we have at the University of Southern California, the University of North Carolina at Chapel Hill, Syracuse University and The George Washington University, among others.

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

  Proprietary, Cloud-Based SaaS Technology

  Online Campus

        Our innovative online learning environment, Online Campus, enables our clients to offer high quality educational content together with instructor-led classes in a live, intimate and engaging setting, averaging 12 students per session, all accessible through proprietary web-based and mobile applications. This virtual classroom experience is enhanced by extensive social networking capabilities that enable ongoing interaction and collaboration. Online Campus allows our clients to provide a personalized learning environment for faculty and students as well as a robust online educational community.

        Online Campus powers the following:

  •
  Virtual, Live Classes and Groups.  Online Campus enables a variety of live, small-group class sessions that are accessed online. Class sessions include a video feed of the instructor and each student, and each student has a "front row" seat in the virtual classroom. Through Online Campus, instructors can simultaneously lead group discussions, customize the virtual classroom to their individual styles and display a variety of documents, images, charts, notes and videos. Through December 31, 2015, Online Campus has hosted approximately 225,000 live class sessions. Online Campus also enhances collaboration by allowing students to interact during class sessions using face-to-face online interaction, establish breakout groups for student discussion and group work and share projects onscreen for group feedback. A recording of every live class is stored on Online Campus and made available to faculty and students for future reference. Additionally, Online Campus is available for students to collaborate in planned or ad hoc study or work groups, regardless of day or time.

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

  •
  Student Acquisition.  Leveraging our customer relationship management deployments and other technology within our Platform, we provide dedicated program marketing services to drive applications for each client program. Our marketing teams develop creative assets, such as websites related to the fields of study of our clients' programs, and execute campaigns aimed at acquiring students cost-effectively. Our search engine optimization team supports our prospective student generation efforts across all of our clients' programs. Our campaigns are focused on finding the right prospective student at the right time in his or her search.

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

  •
  In-Program Student Field Placements:  Our field placement team is dedicated to securing in-program field placement opportunities for students enrolled in our clients' programs. Leveraging a geo-location database within our Platform, we work closely with faculty to identify and approve sites that meet curriculum requirements. Through December 31, 2015, our placement team has facilitated more than 24,000 individual in-program field placements in approximately 20,000 organizations around the world.

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

Clients

        The following table sets forth the programs we currently enable for our clients and their respective program launch dates:

University/School	Program Name	Program Launch Date
University of Southern California—Rossier School of Education	USC Rossier Online	April 2009
University of Southern California—School of Social Work	MSW@USC	October 2010
Georgetown University—School of Nursing and Health Studies	Nursing@Georgetown	March 2011
University of North Carolina at Chapel Hill—Kenan-Flagler Business School	MBA@UNC	July 2011
Washington University in St. Louis—School of Law	@WashULaw	January 2013
University of North Carolina at Chapel Hill—School of Government	MPA@UNC	January 2013
American University—School of International Service	International Relations Online	May 2013
The George Washington University—Milken Institute School of Public Health	MPH@GW	June 2013
Simmons College—School of Nursing and Health Sciences	Nursing@Simmons(1)	October 2013
University of California, Berkeley—School of Information	DataScience@Berkeley	January 2014
The George Washington University—Milken Institute School of Public Health	MHA@GW	April 2014
Simmons College—School of Social Work	SocialWork@Simmons	July 2014
Syracuse University—Martin J. Whitman School of Management	MBA@Syracuse	January 2015
Southern Methodist University—Interdisciplinary curriculum	DataScience@SMU	January 2015
Northwestern University—The Family Institute	Counseling@Northwestern	March 2015
Syracuse University—S.I. Newhouse School of Public Communications	Communications@Syracuse	July 2015
American University—Kogod School of Business	MBA@American	October 2015

(1)
Includes RN to BSN and RN to MSN, which launched in 2014.

        In addition, the following table sets forth the programs we have announced and expect to launch in the future:

University/School	Program Name
Yale University—School of Medicine	Yale PA Online
Simmons College—Interdisciplinary curriculum	Simmons Enterprise Program
New York University—Steinhardt School of Culture, Education, and Human Development	Speech Pathology Program
New York University—Steinhardt School of Culture, Education, and Human Development	School Counseling Program
New York University—Steinhardt School of Culture, Education, and Human Development	Occupational Therapy Program
University of Southern California—School of Social Work, Department of Nursing	Nursing@USC
New York University—Steinhardt School of Culture, Education, and Human Development	Counseling for Mental Health
The George Washington University—Milken Institute School of Public Health	HealthInformatics@GW
Syracuse University—School of Information Studies	iSchool@Syracuse
Syracuse University—College of Engineering and Computer Science	Engineering@Syracuse
Syracuse University	DataScience@Syracuse

        Our long-term client contracts do not include termination rights for convenience. Most contracts impose liquidated damages for a client's non-renewal, unless the client otherwise terminates due to our uncured breach. Each of our clients owns all of the academic content that we help them develop, although we are generally not obligated to develop content that will be functional anywhere but within Online Campus.

        Our contracts also set forth the parties' respective rights to offer competitive programs. For example, some contracts permit us to offer competitive programs with other schools whose potential students are not academically qualified or otherwise interested in the program we offer with our client. Other contracts prohibit us from offering competitive programs with a specific list of schools, whether a certain number as listed on U.S. News & World Report's "best" schools list or a specifically enumerated list of schools negotiated with our client. In addition, any limitation on our ability to offer competitive programs becomes inapplicable if a client either refuses to scale the program to accommodate all students qualifying for admission into the program, or raises the program admissions standards above those at the time of contract execution. In addition, our contracts generally prohibit our clients from offering any online competitive program. Most of our more recent contracts either do not restrict our ability to offer competitive programs or provide for only limited restrictions.

        Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the years ended December 31, 2015 and 2014, 43% and 55%, respectively, of our revenue was derived from these two programs. We expect USC will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

        We have contracts with the USC Rossier School of Education, or Rossier, to enable a Master of Arts in Teaching program, or MAT program, and with the USC School of Social Work to enable both a Master of Social Work program and a Master of Nursing program. Under our contracts with each of Rossier and the School of Social Work, we are entitled to a specified percentage of the net program proceeds. With Rossier, we are eligible for an increased percentage of net program proceeds if the net program proceeds exceed a specified level. Under our amended contract with the School of Social Work, the initial term expires on June 30, 2030. As part of this amendment, we agreed to provide fixed and contingent cash payments over time and a reduction in our revenue share percentage to be phased in over time. In exchange of the foregoing, the school agreed to significantly reduce the exclusivity obligations contained in the original contract.

        Both contracts provide for automatic renewal for successive three-year terms unless either party gives one-year notice of non-renewal, and liquidated damages if Rossier or the School of Social Work, as the case may be, fails to renew its respective contract after any term.

        Our programs with Simmons College accounted for 16% of our revenue for the year ended December 31, 2015, and for less than 10% of our revenue for the year ended December 31, 2014. Our programs with the University of North Carolina accounted for 12% and 13% of our revenue for the years ended December 31, 2015 and 2014, respectively. Our program with the Georgetown University School of Nursing and Health Studies accounted for less than 10% of our revenue for the year ended December 31, 2015, and for 14% of our revenue for the year ended December 31, 2014.

Competition

        The overall market for technology solutions that enable higher education providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of students and educators and frequent introductions of new methods of delivering education online. Several competitors provide solutions that compete with some of the capabilities of our Platform. Two such competitors, EmbanetCompass and Deltak, were acquired in 2012 by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. There are also several private companies, including HotChalk and Everspring Partners, providing some or all of the services we provide, and these companies may choose to pursue some of the institutions we target. In addition, nonprofit colleges and universities may elect to continue using or develop their own online learning solutions in-house.

        We expect that the competitive landscape will expand as the market for online programs at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:

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

        We believe we compete favorably on the basis of these factors. Our ability to remain competitive will depend, to a great extent, upon our ability to consistently deliver high quality technology solutions, meet client needs for content development, and acquire, support and retain students who achieve high quality outcomes.

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

        As part of the program integrity rules, the DOE required, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to the DOE upon request. This regulation dramatically increased the importance of state authorization because failure to obtain it could result in an obligation to return federal funds received by an institution. The U.S. Court of Appeals for the District of Columbia struck down the regulations requiring proof of state approval for online education programs in 2012; however, the DOE is considering issuing new regulations regarding state authorization. The DOE rulemaking to consider these and other issues is currently inactive, but it is the policy of DOE to require proof of all necessary state approvals when an institution seeks to renew its authorization to participate in the Title IV programs.

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

Employees

        As of December 31, 2015, we had 905 full-time employees and 99 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Facilities

        We currently lease approximately 87,000 square feet of space for our corporate headquarters in Landover, Maryland pursuant to a lease that expires in July 2018. On December 23, 2015, we entered into a new lease for our Maryland headquarters. The 11 year, nine month office building lease is for approximately 250,000 rentable square feet by the end of the lease term in Lanham, Maryland, and the initial term is expected to commence on December 1, 2016. We also lease an aggregate of approximately 89,000 square feet of space in New York, California, Colorado, North Carolina, Virginia and Hong Kong. We are currently evaluating options for additional space in New York and Colorado as needed to accommodate our growth, and we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

        We incurred net losses of $26.7 million, $29.0 million and $28.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs and increase our program marketing and sales efforts to drive the acquisition of potential students in these programs. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

        Building awareness of our clients' programs is critical to our ability to acquire prospective students for our clients' programs and generate revenue. A substantial portion of our expenses is attributable to program marketing and sales efforts dedicated to attracting potential students to our clients' programs. Because we generate revenue based on a portion of the tuition and fees that our clients bill to the students enrolled in their programs, it is critical to our success that we identify prospective students who meet our clients' admissions criteria in a cost-effective manner, and that enrolled students remain active in our clients' programs.

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

We have agreed to incur, and we may incur in the future, costs to terminate some or all of the exclusivity obligations in some of our client contracts.

        Some of our client contracts limit our ability to enable competitive programs with other schools. We have determined that enabling some of these contractually prohibited competitive programs is desirable within our business strategy. To eliminate some or all of the exclusivity obligations in certain clients' contracts with us, we have agreed with certain clients to do some or all of the following: make fixed and contingent cash payments over time, reduce our revenue share over time, and/or make minimum investments in marketing under certain conditions.

        We may determine in the future that enabling additional contractually prohibited competitive programs is desirable, and we may therefore agree with additional clients to incur costs similar to those above to reduce or eliminate the exclusivity obligations contained in their contracts with us.

        If the competitive programs we ultimately enable fail to reach scale or cannot be scaled at a reasonable cost, or if we need to incur contingent costs in connection with our offering of competitive programs, our ability to grow our business and achieve profitability would be impaired.

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

        Because our client agreements provide that we receive a fixed percentage of the tuition that the clients receive from the students enrolled in their programs, we only begin to recover these costs once students are enrolled and our clients begin billing students for tuition and fees. The time that it takes for us to recover our investment in a new program depends on a variety of factors, primarily the level of our student acquisition costs and the rate of growth in student enrollment in the program. We estimate that, on average, it takes approximately four to five years after engagement with a client to fully recover our investment in that client's new program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the client ceasing or significantly curtailing a program before we are able to fully recoup our investment. As a result, we may ultimately be unable to recover the full investment that we make in a new program or achieve our expected level of profitability for the program.

If new programs do not scale efficiently and in the time frames we expect, our reputation and our revenue will suffer.

        Our continued growth and profitability depends on our and our clients' ability to successfully scale newly launched programs. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team and our technology and content development teams. If we cannot adequately train these new employees, we may not be successful in acquiring potential students for our clients' programs, which would adversely impact our ability to generate revenue, and our clients and the students in their programs could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new client programs, our clients' and their students' experiences with our Platform may suffer, which could damage our reputation among colleges and universities and their faculty and students.

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

        Once a student is enrolled in a program, we and our client must retain the student over the life of the degree program to generate ongoing revenue. Our strategy involves offering high quality support to students enrolled in our clients' programs to support their retention. If we do not help students quickly resolve any educational, technological or logistical issues they encounter, otherwise provide effective ongoing support to students or deliver the type of high quality, engaging educational content that students expect, students may withdraw from the program, which would negatively impact our revenue.

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

        Any of these factors could significantly reduce the revenue that we generate from a program, which would negatively impact our return on investment for the particular program, and could compromise our ability to grow our business and achieve profitability.

We currently have, and for the foreseeable future expect to continue to have, a small number of programs, and therefore we expect the loss, or material underperformance, of any one program could hurt our future financial performance.

        We currently operate 18 programs that have launched and have contracts to launch an additional 11 programs in the future. As a result of this small number of programs, the material underperformance of any one program, including the failure to increase student enrollment in a program, or any decline in the ranking of one of our clients' programs or other impairment of their reputation, could have a disproportionate effect on our business. Additionally, because we rely on our own reputation for delivering high quality online programs and recommendations from existing clients to attract potential new clients, the loss of any single client program, or the failure of any client to renew its agreement with us upon expiration, could impair our ability to pursue our growth strategy and ultimately to become profitable.

A significant portion of our revenue is currently attributable to programs with the University of Southern California. The loss of, or a decline in enrollment in, either of these programs could significantly reduce our revenue.

        Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the years ended December 31, 2015 and 2014, 43% and 55%, respectively, of our revenue was derived from these two programs. We expect that USC will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels. Any decline in USC's reputation, any increase in USC's tuition, or any changes in USC's policies could adversely affect the number of students that enroll in these two programs. Further, the faculty or administrators of these two schools could become resistant to offering their online programs through our Platform, making it more difficult for us to attract and retain students. These graduate schools are not required to expand student enrollment in their online programs and, upon the expiration of their contracts, they are not required to continue using us as the provider of their online programs. If either of these programs were to materially underperform for any reason or to terminate or not renew their relationships with us, it would significantly reduce our revenue.

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

We face competition from established and emerging companies, which could divert clients to our competitors, result in pricing pressure and significantly reduce our revenue.

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

        Our primary competitors include EmbanetCompass and Deltak, which were acquired in 2012 by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. There are also several private companies, including HotChalk and Everspring Partners, providing some or all of the services we provide, and these companies may choose to pursue some of the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our solutions.

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

        Our future success is substantially dependent on the continued service of our senior management team. Because of our small number of clients and the significant nature of each new client relationship, our senior management team is heavily involved in the client identification and sales process, and their expertise is critical in navigating the complex approval processes of large nonprofit colleges and universities. We do not maintain key-person insurance on any of our employees, including our senior management team. The loss of the services of any individual on our senior management team, or failure to find a suitable successor, could make it more difficult to successfully operate our business and achieve our business goals.

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

        We believe that our existing cash balances and the available borrowing capacity under our revolving line of credit, will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new programs or enhance our Platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we have borrowings outstanding under our credit facility, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

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

        As of December 31, 2015, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We have completed an analysis of the stock ownership changes through September 30, 2015, and determined that there has not been an ownership change prior to that date. However, we have not completed an analysis to determine what, if any, impact any ownership change after September 30, 2015, has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

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

        The process of re-authorization of the HEA began in 2014 and is ongoing. Congressional hearings were held in 2013-2015 and will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters.

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

  •
  conditions or trends in our industry, the stock market or the economy;

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

Concentration of ownership of our common stock among our existing executive officers, directors and large stockholders may prevent smaller stockholders from influencing significant corporate decisions.

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

        We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We incur increased costs and demands upon management as a result of being a public company.

        As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NASDAQ Global Select Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently lease approximately 87,000 square feet of space for our corporate headquarters in Landover, Maryland pursuant to a lease that expires in July 2018. On December 23, 2015, we entered into a new lease for our Maryland headquarters. The 11 year, nine month office building lease is for approximately 250,000 rentable square feet by the end of the lease term in Lanham, Maryland, and the initial term is expected to commence on December 1, 2016. We also lease an aggregate of approximately 89,000 square feet of space in New York, California, Colorado, North Carolina, Virginia and Hong Kong. We are currently evaluating options for additional space in New York and Colorado as needed to accommodate our growth, and we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.77	$33.01	$39.69	$35.72
Low	16.69	24.20	29.18	18.81

	2014
	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
High	$14.82	$17.58	$20.20	$20.57
Low	11.77	10.52	13.07	14.91

*
Beginning on March 28, 2014

        As of March 3, 2016, there were 55 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 28, 2014 (the date of our initial public offering) and December 31, 2015, with the comparative cumulative total return of such amount over the same period on (i) the NASDAQ Composite Index, (ii) the Russell 3000 Index and (iii) the following peer issuers: LogMeIn, Inc., Ellie Mae, Inc., Workiva Inc., inContact, Inc., Cvent, Inc. and Fleetmatics Group PLC. Each peer issuer was weighted according to its respective market capitalization on March 28, 2014. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on March 28, 2014 of $13.98 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.

Comparison of Cumulative Total Return
Through December 31, 2015
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

Use of Proceeds from Offerings of Common Stock

Initial Public Offering

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

September 2015 Public Offering

        On September 30, 2015, we sold 3,625,000 shares of our common stock to the public, including 525,000 shares sold pursuant to the underwriters' over-allotment option. We received net proceeds of $117.1 million, which we intend to use for general corporate purposes.

Item 6.    Selected Financial Data

        See the information for the years 2012 through 2015 contained in the table titled "Selected Financial Data," which is included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements on page 50 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements on page 50 hereof.

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

  Interest Rate Risk

        We are subject to interest rate risk in connection with potential borrowings available under our bank line of credit which was procured in December 2013 and amended in December 2015. Borrowings under the revolving line of credit bear interest at variable rates. Increases in the LIBOR or our lender's prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of December 31, 2015.

  Foreign Currency Exchange Risk

        All of our current client contracts are denominated in U.S. dollars. Therefore, we have minimal, if any, foreign currency exchange risk with respect to our revenue.

        We have a branch office in Hong Kong for program marketing and student support and incur expenses related to its operations. The functional currency of this office is Hong Kong dollars, which exposes us to changes in foreign currency exchange rates. Hong Kong dollar currency rates have historically been tied to the U.S. dollar, however. In addition, because of the small size of our Hong Kong office and the relatively nominal amount of our expenses denominated in Hong Kong dollars, we do not expect any material effect on our financial position or results of operations from fluctuations in exchange rates. However, our exposure to foreign currency exchange risk may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results.

Inflation

        We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Through our pricing model, we benefit from price increases implemented by our clients, and we continue to monitor inflation-driven cost increases in order to minimize their effects through productivity improvements and cost containment efforts. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our clients and our own pricing strategies might not fully offset the higher costs. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data

        See the Company's Consolidated Financial Statements at December 31, 2015, and for the periods then ended, together with the report of KPMG LLP thereon and the information contained in Note 14 in said Consolidated Financial Statements titled "Quarterly Financial Information (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements on page 50 hereof.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        An evaluation was performed by our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        Management's report set forth on page 70 is incorporated herein by reference.

  Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders or our 2016 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions "Board of Directors and Committees," "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference to the sections of our 2016 Proxy Statement under the captions "Transactions with Related Parties" and "Director Independence."

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is hereby incorporated by reference to the section of our 2016 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   Exhibits

        See the Exhibit Index immediately following the Selected Financial Data of this Annual Report on Form 10-K.

(b)   Financial Statements

        See the Index to Consolidated Financial Statements on page 50 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

2U, Inc. March 10, 2016
By:	/s/ CHRISTOPHER J. PAUCEK
	Name:	Christopher J. Paucek
	Title:	Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. PAUCEK Christopher J. Paucek	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016
/s/ CATHERINE A. GRAHAM Catherine A. Graham	Chief Financial Officer (Principal Financial Officer)	March 10, 2016
/s/ ANDREA PAPACONSTANTOPOULOS Andrea Papaconstantopoulos	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2016
/s/ PAUL A. MAEDER Paul A. Maeder	Director and Chairman of the Board	March 10, 2016
/s/ MARK J. CHERNIS Mark J. Chernis	Director	March 10, 2016
/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	March 10, 2016
/s/ JOHN M. LARSON John M. Larson	Director	March 10, 2016
/s/ MICHAEL T. MOE Michael T. Moe	Director	March 10, 2016
/s/ ROBERT M. STAVIS Robert M. Stavis	Director	March 10, 2016
/s/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	March 10, 2016
/s/ EARL LEWIS Earl Lewis	Director	March 10, 2016
/s/ EDWARD S. MACIAS Edward S. Macias	Director	March 10, 2016

2U, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Our clients use the Online Campus portion of our Platform to offer high quality educational content, instructor-led classes averaging 12 students per session in a live, intimate and engaging setting, and a rich social networking experience, all accessible through proprietary web-based and mobile applications. Online Campus challenges every student to learn from the front row and every faculty member to engage students in new and innovative ways. Our clients use the operations applications within our Platform to expand, enable and support their online operations, and integrate those operations with their existing university systems. These applications provide the content management, admissions application processing, customer relationship management, and other functionality necessary to effectively operate our clients' programs. Our Platform also provides clients with real-time data and deep analytical insight related to student performance and engagement, student and faculty satisfaction, and enrollment. We believe that the SaaS technology within our Platform is flexible, easy to use, highly scalable and characterized by a high level of availability and security.

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

        Our clients primarily use our Platform to offer full graduate degree programs online. Our client contracts generally have initial terms between 10 and 15 years in length, and, since our inception, all of the clients that have engaged us remain active. In addition, three of our clients who have launched programs and have students enrolled have elected to extend the initial terms of four program agreements with us in advance of those contracts renewing. With these extensions, the initial terms of those programs now extend to between 2027 and 2032. The students in these programs receive the same degree or credit as their on-campus counterparts, and generally pay equivalent tuition.

        A significant percentage of our annual revenue is related to students returning to our clients' programs after their first academic term. In the twelve months ended December 31, 2015, 58% of our revenue was related to students who had enrolled and completed their first academic term prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

        We have achieved significant growth in a relatively short period of time. Full course equivalent enrollments in our clients' programs grew from 31,338 during the twelve months ended December 31, 2013 to 57,019 during the twelve months ended December 31, 2015, representing a compound annual growth rate of 35%. From our inception through December 31, 2015, more than 17,500 unique individuals have enrolled as students in our clients' programs. For the years ended December 31, 2015, 2014 and 2013, our revenue was $150.2 million, $110.2 million and $83.1 million, respectively. However, because we must incur significant technology, content development, program marketing and sales expenses well in advance of generating revenue under a new client program, we have a history of losses despite our revenue growth. In order to become profitable, our revenue from existing client programs will need to increase at a rate faster than the expenses we will incur in connection with the launch of new client programs.

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

        In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, which we launched in 2009 and 2010. For the years ended December 31, 2015, 2014 and 2013, 43%, 55% and 69%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue even though that portion will likely continue to decline as other client programs become more mature and achieve higher enrollment levels. For example, our programs with Simmons College and the University of North Carolina at Chapel Hill accounted for 16% and 12%, respectively, of our revenue for the year ended December 31, 2015.

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

        We have primary responsibility for identifying qualified students for our clients' programs, generating potential student interest in the programs and driving applications to the programs. While our clients make all admissions decisions, the number of students who enroll in our clients' programs in any given period is significantly dependent on the amount we have spent on these student acquisition activities in prior periods. Accordingly, although most of our clients' programs span multiple academic terms and, therefore, generate continued revenue beyond the term in which initial enrollments occur, we expect that we will need to continue to incur significant program marketing and sales expense for existing programs going forward to generate a continuous pipeline of new enrollments. For new programs, we begin incurring program marketing and sales costs as early as nine months prior to the start of a new client program.

        We typically identify prospective students for our clients' programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our clients' programs and those who have graduated, the average time from our initial prospective student acquisition to initial enrollment was seven months. For the students who have graduated from these programs, the average time from initial enrollment to graduation was 22 months. Based on the student retention rates and patterns we have observed in our clients' programs, we estimate that, for our current programs, the average time from a student's initial enrollment to graduation will be approximately two years.

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

        Our clients' programs often have academic terms that straddle two fiscal quarters. Our clients generally pay us when they have billed tuition and specified fees to their students, which is typically early in the academic term, and once the drop/add period has passed. We recognize the related revenue ratably over the course of the academic term, beginning on the first day of classes through the last. Because we generally receive payments from our clients prior to our ability to recognize the majority of those amounts as revenue, we record deferred revenue at each balance sheet date equal to the excess of the amounts we have billed or received from our clients over the amounts we have recognized as revenue as of that date. For these reasons, our cash flows typically vary considerably from quarter to quarter and our cash position, accounts receivable and deferred revenue typically fluctuate between quarterly balance sheet dates.

        Our expense levels also fluctuate from quarter to quarter, driven primarily by our program marketing and sales activity. We typically reduce our paid search and other program marketing and sales efforts during late November and December because these efforts are less productive during the holiday season. This generally results in lower total program marketing and sales expense during the fourth quarter. In addition, because we begin spending on program marketing and sales, and, to a lesser extent, services and support as much as nine months prior to the start of classes for a new client program, these costs as a percentage of revenue fluctuate, sometimes significantly, depending on the timing of new client programs and anticipated program launch dates.

Key Business and Financial Performance Metrics

        We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA loss, which we discuss below, we discuss revenue and the components of operating loss in the section below entitled "—Components of Operating Results." Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as Platform revenue retention rate and full course equivalent enrollments in our clients' programs.

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

        The following table sets forth our Platform revenue retention rate for the periods presented, as well as the number of programs included in the Platform revenue retention rate calculation. For all of these periods, our Platform revenue retention rate was greater than 100% because we had no programs terminate and full course equivalent enrollments in the aggregate increased year-over-year. There is no direct correlation between the Platform revenue retention rate and the number of programs included in the calculation of that rate. However, there may be a correlation between the Platform revenue retention rate and the average maturity of the programs included in the calculation of that rate because newer programs tend to have higher percentage growth rates.

	Year Ended December 31,
	2015	2014	2013
Platform revenue retention rate	120.2%	112.4%	144.4%
Number of programs included in comparison(1)	9	4	4

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

        Average revenue per full course equivalent enrollment represents our weighted-average revenue per course across the mix of courses being offered in our client programs during a period. This number is derived by dividing our total revenue for a period by the number of full course equivalent enrollments during that same period. This amount may vary from period to period depending on the academic calendars of our clients, the relative growth rates of programs with varying tuition levels, the launch of new programs with higher or lower than average net tuition costs and annual tuition increases instituted by our clients. As a part of our growth strategy, we are actively targeting new graduate-level programs in academic disciplines for which we have existing programs. Over time, this strategy may reduce our average revenue per full course equivalent if these new programs in existing academic disciplines have lower program tuitions than that of the first program. However, we believe this approach will enable us to leverage our program marketing investments across these multiple program disciplines, significantly decreasing student acquisition costs within those disciplines and more than offsetting any decline in average revenue per full course equivalent enrollment.

        The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our clients' programs for the periods presented.

	Year Ended December 31,
	2015	2014	2013
Full course equivalent enrollments in our clients' programs	57,019	41,034	31,338
Average revenue per full course equivalent enrollment in our clients' programs	$2,634	$2,687	$2,653

  Adjusted EBITDA Loss

        Adjusted EBITDA loss represents our earnings before net interest (income) expense, income taxes, depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. Adjusted EBITDA loss is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA loss can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA loss provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

        Adjusted EBITDA loss is not a measure calculated in accordance with U.S. GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA loss may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA loss in the same manner as we do. We prepare adjusted EBITDA loss to eliminate the impact of stock-based compensation expense, which we do not consider indicative of our core operating performance.

        Our use of adjusted EBITDA loss has limitation as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are:

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA loss does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

  •
  adjusted EBITDA loss does not reflect changes in, or cash requirements for, our working capital needs;

  •
  adjusted EBITDA loss does not reflect the potentially dilutive impact of equity-based compensation;

  •
  adjusted EBITDA loss does not reflect interest or tax payments that may represent a reduction in cash available to us; and

  •
  other companies, including companies in our industry, may calculate adjusted EBITDA loss differently, which reduces its usefulness as a comparative measure.

        Because of these and other limitations, you should consider adjusted EBITDA loss alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA loss to net loss for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(26,733)	$(28,999)	$(27,953)
Adjustments:
Interest expense	552	1,213	(27)
Interest income	(167)	(92)	(26)
Depreciation and amortization expense	7,220	5,572	4,335
Stock-based compensation expense	12,499	7,527	2,426

Total adjustments	20,104	14,220	6,708

Adjusted EBITDA loss	$(6,629)	$(14,779)	$(21,245)

Components of Operating Results

  Revenue

        Substantially all of our revenue consists of a contractually specified percentage of the amounts our clients bill to their students for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts, which we refer to as net program proceeds. We recognize revenue ratably over the service period, which we define as the first through the last day of classes for each academic term in a client's program.

        We establish a refund allowance for our share of tuition and fees ultimately uncollected by our clients.

        We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of December 31, 2015 and 2014, 81 and 130 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

        The following table sets forth the components of our revenue for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net program proceeds	$151,799	$110,236	$83,563
Rebates	234	932	320
Refunds	(1,258)	(838)	(863)
Other	(581)	(91)	107

Revenue	$150,194	$110,239	$83,127

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

        We generally receive payments from our clients early in each academic term, prior to completion of the service period. We record these advance payments as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time we recognize the revenue. As of each balance sheet date, deferred revenue is a current liability and represents the excess amounts we have billed or received over the amounts we have recognized as revenue in the consolidated statements of operations as of that date.

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

  Other Income (Expense)

        Other income (expense) consists of interest income, interest expense and other expenses. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit and convertible notes prior to their conversion and changes in our preferred stock warrant liability as a result of changes in the fair value of such warrants (through April 2, 2014).

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

        For the year ended December 31, 2015, other expense consisted of a loss on an investment we made in an early stage entity to test international marketing channels.

  Income Tax (Expense) Benefit

        Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the years ended December 31, 2015, 2014 and 2013.

Results of Operations

  Comparison of Years Ended December 31, 2015 and 2014

        The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2015		2014		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenue	$150,194	100.0%	$110,239	100.0%	$39,955	36.2%
Costs and expenses:
Servicing and support	32,047	21.4	26,858	24.4	5,189	19.3
Technology and content development	27,211	18.1	22,621	20.5	4,590	20.3
Program marketing and sales	82,911	55.2	65,218	59.2	17,693	27.1
General and administrative	34,123	22.7	23,420	21.2	10,703	45.7

Total costs and expenses	176,292	117.4	138,117	125.3	38,175	27.6

Loss from operations	(26,098)	(17.4)	(27,878)	(25.3)	1,780	(6.4)
Other income (expense):
Interest expense	(552)	(0.4)	(1,213)	(1.1)	661	(54.4)
Interest income	167	0.1	92	0.1	75	81.8
Other	(250)	(0.1)	—	0.0	(250)	*

Total other income (expense)	(635)	(0.4)	(1,121)	(1.0)	486	(43.3)

Net loss	$(26,733)	(17.8)%	$(28,999)	(26.3)%	$2,266	(7.8)

*
Not meaningful for comparison purposes.

        Revenue.    Revenue for the year ended December 31, 2015 was $150.2 million, an increase of $40.0 million, or 36.2%, from $110.2 million for the year ended December 31, 2014. Of the increase, the four client programs that launched prior to January 1, 2013 resulted in higher period-over-period revenues of $5.1 million, while $16.9 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full course equivalent enrollments in the programs that launched in 2014 contributed $10.6 million in additional revenues, while the client programs that launched in 2015 generated $8.1 million on a year-to-date basis. In addition, our rebate liability decreased less in 2015 than it had in the prior year, which resulted in a corresponding decrease in our year-over-year revenue of $0.7 million. The decrease in the rebate liability was the result of certain students not certifying their continuing eligibility for the rebate program.

        Servicing and support.    Servicing and support costs for the year ended December 31, 2015 were $32.0 million, an increase of $5.2 million, or 19.3%, from $26.8 million for the year ended December 31, 2014. This increase was due primarily to a $3.9 million increase in compensation costs, and a $0.2 million increase in travel and related expenses as we increased our headcount in this area by 25% to serve a growing number of students and faculty in existing and new client programs. Additionally, costs for student support services increased by $0.6 million, software licensing costs increased by $0.3 million and costs for facilitating in-program field placements increased by $0.2 million. As a percentage of revenue, servicing and support costs decreased from 24.4% for the year ended December 31, 2014 to 21.4% for the same period of 2015, as client programs continued to mature and greater operational efficiencies were achieved.

        Technology and content development.    Technology and content development costs for the year ended December 31, 2015 were $27.2 million, an increase of $4.6 million, or 20.3%, from $22.6 million for the year ended December 31, 2014. This was due primarily to a $2.8 million increase in compensation costs (net of capitalized amounts for software and content development) as we increased our headcount in this area by 23% to support additional client program launches and scaling of existing client programs. Further, an increase of $1.4 million resulted from higher depreciation expense associated with our capitalized internal use software and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. Additionally, costs related to our cloud-based server usage increased by $0.4 million to support a greater number of our clients' programs. As a percentage of revenue, technology and content development costs decreased from 20.5% for the year ended December 31, 2014 to 18.1% for the same period of 2015, as we have continued to achieve scale.

        Program marketing and sales.    Program marketing and sales expense for the year ended December 31, 2015 was $82.9 million, an increase of $17.7 million, or 27.1%, from $65.2 million for the year ended December 31, 2014. This increase was due primarily to an $8.4 million increase in direct internet marketing costs to acquire students for our clients' programs. Additionally, compensation costs increased by $8.0 million as we increased our headcount in this area by 29% to acquire students for, and drive revenue growth in, new client programs, while advertising expenses increased by $0.2 million and other program marketing and sales expenses increased by $1.1 million to support our program marketing efforts. As a percentage of revenue, program marketing and sales expense decreased from 59.2% for year ended December 31, 2014 to 55.2% for the same period of 2015, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

        General and administrative.    General and administrative expense for the year ended December 31, 2015 was $34.1 million, an increase of $10.7 million, or 45.7%, from $23.4 million for the year ended December 31, 2014. This was due primarily to a $6.7 million increase in compensation costs and $1.0 million increase in travel and related expenses, as we increased our headcount in this area by 22% to support our growth. Additionally, we recorded a $0.8 million charge related to the execution of a new lease for our Maryland headquarters, costs for higher education benefits we provide to our employees increased by $0.5 million, while legal and other professional fees increased by $0.7 million. Further, insurance costs increased by $0.1 million and other general and administrative costs increased by $0.9 million. As a percentage of revenue, general and administrative expense increased from 21.2% for the year ended December 31, 2014 to 22.7% for the same period of 2015.

        Other income (expense).    Other income (expense) for the year ended December 31, 2015 was a net expense of $0.6 million, a decrease of $0.5 million, or 43.3%, from $1.1 million for the same period of 2014. This decrease was primarily driven by lower interest expense of $0.7 million and higher interest income of $0.1 million. Also, during 2015 we invested in an early stage entity which is establishing an international marketing channel. Due to the risk of recoverability of this investment, we estimated the fair value of the investment to be zero, recorded a write-down on the investment to fair value and recognized a $0.3 million charge in other expense, which partially offset the decrease to other income (expense).

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

        Revenue.    Revenue for the year ended December 31, 2014 was $110.2 million, an increase of $27.1 million, or 32.6%, from $83.1 million for the year ended December 31, 2013. Of the increase, $14.3 million was primarily attributable to increases period-over-period full course equivalent enrollments in the client programs that launched in 2013. Increases in full course equivalent enrollments in the four client programs launched prior to January 1, 2013 resulted in higher period-over-period revenues of $9.4 million, while programs that launched in 2014 contributed $2.8 million. In addition, our rebate liability decreased, which resulted in a corresponding increase in our revenue by $0.6 million. The decrease in the rebate liability was the result of some students not certifying their continuing eligibility for the rebate program and fewer of the original cohort of students still being enrolled in the applicable client program and, therefore, a reduction in the rate of rebate liability accrual during the period.

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

        Program marketing and sales.    Program marketing and sales expense for the year ended December 31, 2014 was $65.2 million, an increase of $11.1 million, or 20.5%, from $54.1 million for the year ended December 31, 2013. This increase was due primarily to a $7.4 million increase in compensation costs, as we increased our headcount in this area by 37% to acquire students for, and drive revenue growth in, new client programs. Additionally, prospective student generation costs increased by a total of $3.5 million to acquire students for our clients' programs, while other program marketing and sales expenses increased by $0.2 million. As a percentage of revenue, program marketing and sales expense decreased from 65.1% for the year ended December 31, 2013 to 59.2% for the same period of 2014, reflecting a higher year-over-year percentage increase in revenue than the corresponding increase in program marketing and sales expense.

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

Critical Accounting Policies and Significant Judgments and Estimates

        This management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.

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

        We primarily derive our revenue from long-term contracts that typically range from 10 to 15 years in length. Under these contracts, we enable access to our cloud-based technology Platform and provide technology-enabled marketing, content development and supporting services to our clients and their faculty and students. We are entitled to a contractually specified percentage of net program proceeds from our clients. These net program proceeds represent gross proceeds billed by our clients to students, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts. A refund allowance is established for our share of tuition and fees ultimately uncollected by our clients. We also offered rebates to a group of students who enrolled in a specific client program between 2009 and 2011, which we will pay to the student if he or she completes the degree and certain post-graduation work requirements within a specified period of time. These rebates and refunds offset the net program proceeds recognized as revenue. Revenue is recognized ratably over the service period, which we define as the first through the last day of classes for each academic term in a client's program. We invoice our clients based on enrollment reports that are generated by our clients. In some instances, these enrollment reports are received prior to the conclusion of the drop/add period. In such cases, we establish a reserve against revenue, if necessary, based on our estimate of changes in enrollments expected prior to the end of the drop/add period.

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

  Accounts Receivable and Allowance for Doubtful Accounts

        Our accounts receivable are stated at realizable value. We extend a minimal amount of uncollateralized credit to our clients. We utilize the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from our estimates. As of December 31, 2015 and 2014, we determined that no significant allowances for doubtful accounts were necessary.

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

  Stock-Based Compensation

        We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock awards. Stock option awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We consider what we believe to be comparable publicly traded companies, discounted free cash flows, and an analysis of our enterprise value in estimating the fair value of our common stock. For awards subject to service-based vesting conditions, we recognize compensation expense on a straight-line basis over the requisite service period of the award, adjusted for estimated forfeitures. Stock options subject to service-based vesting generally vest at various times from the date of the grant, with most stock options vesting in tranches, generally over a period of four years. Restricted stock units subject to service-based vesting generally vest 25% on each anniversary of the grant date over four years.

        Some of the stock options granted during the year ended December 31, 2012 were subject to both performance and service-based vesting conditions. We recognize compensation expense using an accelerated recognition method for awards subject to performance-based vesting conditions when it is probable that the performance condition will be achieved.

        For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense of $12.5 million, $7.5 million and $2.4 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 9 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

        As of December 31, 2015, unrecognized compensation expense related to unvested options totaled $11.6 million and will be recognized over a weighted-average period of approximately 2.1 years.

        As of December 31, 2015, unrecognized compensation expense related to unvested restricted stock units was $14.8 million and will be recognized over a weighted-average period of approximately 2.6 years.

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

        On December 31, 2013, we entered into a credit agreement with Comerica Bank for a revolving line of credit, under which we could borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank, with a maturity date of December 31, 2015. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. On December 31, 2015, we amended our credit agreement with Comerica Bank to reduce the aggregate amount we may borrow to $25.0 million, remove Square 1 Bank as a lender and extend the maturity date through April 29, 2016. There have been no subsequent borrowings under this line of credit.

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

        Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of December 31, 2015 and 2014, our adjusted quick ratios were 7.90 and 6.45, respectively.

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

  Public Offerings of Common Stock

        On April 2, 2014, we closed our IPO in which we issued and sold 8,626,377 shares of common stock resulting in net proceeds of $100.3 million. On September 30, 2015, we sold 3,625,000 shares of our common stock to the public, including 525,000 shares sold pursuant to the underwriters' over-allotment option, resulting in net proceeds of $117.1 million. Refer to Note 1 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Working Capital

        The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated:

	As of and for the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$183,729	$86,929	$7,012
Accounts receivable, net	975	350	1,835
Working capital	160,310	66,220	(9,117)
Cash (used in) provided by:
Operating activities	(9,267)	(11,685)	(15,682)
Investing activities	(15,945)	(10,982)	(7,636)
Financing activities	122,012	102,584	5,140

        Our cash at December 31, 2015 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Cash Flows

  Operating Activities

        For the year ended December 31, 2015, net cash used in operating activities was $9.3 million, consisting of a net loss of $26.7 million and a $3.1 million net cash outflow from changes in working capital, partially offset by $20.5 million in non-cash items. Non-cash items consisted of non-cash stock compensation charges of $12.5 million, depreciation and amortization expense of $7.2 million and a $0.8 million charge related to the execution of a new lease agreement for our Maryland headquarters. The decrease in cash resulting from changes in working capital consisted of a $4.0 million increase in prepaid expenses and other current assets, a $3.7 million increase in payments to certain of our university clients in exchange for contract extensions and various marketing and other rights, partially offset by an increase in accrued compensation and related benefits of $4.3 million and other changes of $0.3 million.

        For the year ended December 31, 2014, net cash used in operating activities was $11.7 million, consisting of a net loss of $29.0 million, partially offset by $13.1 million in non-cash items and a

$4.2 million net cash inflow from changes in working capital. Non-cash items consisted of non-cash stock compensation charges of $7.5 million and depreciation, amortization expense of $5.6 million. The increase in cash resulting from changes in working capital consisted of an increase in accrued compensation and related benefits of $3.1 million and a $3.0 million increase accrued expenses and other current liabilities primarily due to higher accrued program marketing costs and an increase of $0.7 million related to the change in the fair value of the Series D redeemable convertible preferred stock warrants prior to their conversion to additional paid-in capital upon the closing of the initial public offering, partially offset by decreases in accounts payable of $2.6 million.

        For the year ended December 31, 2013, net cash used in operating activities was $15.7 million, consisting of a net loss of $28.0 million, partially offset by $7.6 million in non-cash items and a $4.7 million net cash inflow from changes in working capital. Non-cash items consisted primarily of depreciation and amortization expense of $4.3 million and non-cash stock compensation charges of $2.4 million. The increase in cash resulting from changes in working capital consisted primarily of an increase in accrued compensation and related benefits of $3.9 million and an increase in accrued expenses and other current liabilities of $1.8 million primarily due to higher program marketing cost accruals to support a greater number of client programs, partially offset by an increase in prepaid expenses and other of $1.0 million.

  Investing Activities

        For the year ended December 31, 2015, net cash used in investing activities was $15.9 million, consisting primarily of $9.5 million of expenditures for internally developed software and asynchronous content developed for client programs, $4.1 million related to purchases of property and equipment, $2.0 million related to the purchase of amortizable intangible assets associated with our marketing domain names and $0.3 million related to an investment we made in an early stage entity to test international marketing channels.

        For the year ended December 31, 2014, net cash used in investing activities was $11.0 million, consisting primarily of $7.2 million of expenditures for internally developed software and asynchronous content developed for client programs and $3.8 million related to purchases of property and equipment.

        For the year ended December 31, 2013, net cash used in investing activities was $7.6 million, consisting primarily of $5.2 million of expenditures for internally developed software and asynchronous content developed for client programs and $2.4 million related to purchases of property and equipment.

  Financing Activities

        For the year ended December 31, 2015, net cash provided by financing activities was $122.0 million, consisting primarily of $117.1 million in net proceeds from our public offering of common stock and $5.3 million in proceeds received from the exercise of stock options, partially offset by $0.4 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

        For the year ended December 31, 2014, net cash provided by financing activities was $102.6 million, consisting primarily of $100.3 million in net proceeds from our initial public offering. In addition, we received net cash of $2.3 million from the exercise of stock options.

        For the year ended December 31, 2013, net cash provided by financing activities was $5.1 million, of which $5.0 million came from the issuance of redeemable convertible preferred stock and $0.3 million came from the exercise of stock options. These proceeds were partially offset by $0.2 million used to repurchase shares of common stock from a former employee.

Contractual Obligations and Commitments

        We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for contract extensions and various marketing and other rights.

        We have a $25.0 million line of credit from Comerica Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of December 31, 2015 and 2014.

        The following table summarizes our obligations under non-cancelable operating leases and commitments to certain of our clients in exchange for contract extensions and various marketing and other rights at December 31, 2015. Future events could cause actual payments to differ from these amounts.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$73,959	$3,919	$11,333	$11,309	$47,398
Payments to clients	12,400	1,550	7,600	850	2,400

Total	$86,359	$5,469	$18,933	$12,159	$49,798

        We have entered into a specific program agreement under which we would be obligated to make future minimum program payments to a client in the event that certain program metrics, partially associated with a program not yet launched, are not achieved. Due to the dependency of this calculation on a future program launch, the amount of any associated contingent payments cannot be reasonably estimated at this time. As we cannot reasonably estimate the amount of the contingent payments, and because we believe any contingent payments under this agreement would likely be immaterial, we have excluded such payments from the table above.

        See Note 6 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 and "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for additional information regarding contingencies.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

        Refer to Note 2 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of FASB's recent accounting pronouncements and their effect on us.

Management's Report on Internal Control Over Financial Reporting

        Management of 2U, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on these criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
2U, Inc.:

        We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2U, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 2U, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 10, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
2U, Inc.:

        We have audited 2U, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 2U, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, 2U, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 2U, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015 and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
March 10, 2016

2U, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$183,729	$86,929
Accounts receivable, net	975	350
Advance to clients	1,508	—
Prepaid expenses and other assets	6,695	2,709

Total current assets	192,907	89,988
Property and equipment, net	8,128	6,755
Capitalized content development costs, net	18,121	13,155
Advance to clients, non-current	1,042	1,675
Prepaid expenses, non-current	7,099	643
Other non-current assets	3,744	823

Total assets	$231,041	$113,039

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,544	$2,293
Accrued compensation and related benefits	13,405	9,088
Accrued expenses and other liabilities	12,039	10,481
Deferred revenue	2,609	1,906

Total current liabilities	32,597	23,768
Non-current liabilities	2,655	1,260

Total liabilities	35,252	25,028
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 45,776,455 shares issued and outstanding as of December 31, 2015; 40,735,069 shares issued and outstanding as of December 31, 2014	46	41
Additional paid-in capital	351,324	216,818
Accumulated deficit	(155,581)	(128,848)

Total stockholders' equity	195,789	88,011

Total liabilities and stockholders' equity	$231,041	$113,039

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$150,194	$110,239	$83,127
Costs and expenses:
Servicing and support	32,047	26,858	22,718
Technology and content development	27,211	22,621	19,472
Program marketing and sales	82,911	65,218	54,103
General and administrative	34,123	23,420	14,840

Total costs and expenses	176,292	138,117	111,133

Loss from operations	(26,098)	(27,878)	(28,006)
Other income (expense):
Interest expense	(552)	(1,213)	27
Interest income	167	92	26
Other	(250)	—	—

Total other income (expense)	(635)	(1,121)	53

Loss before income taxes	(26,733)	(28,999)	(27,953)
Income tax expense	—	—	—

Net loss	(26,733)	(28,999)	(27,953)
Preferred stock accretion	—	(89)	(347)

Net loss attributable to holders of common stock	$(26,733)	$(29,088)	$(28,300)

Net loss per share attributable to holders of common stock, basic and diluted	$(0.63)	$(0.91)	$(3.81)

Weighted-average shares of common stock outstanding, basic and diluted	42,420,356	32,075,107	7,432,055

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	7,386,133	$7	$5,483	$(71,786)	$(66,296)
Exercise of stock options	290,604	1	324	—	325
Repurchase of common shares	(47,604)	—	(69)	(110)	(179)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(347)	—	(347)
Stock-based compensation expense	—	—	2,426	—	2,426
Net loss	—	—	—	(27,953)	(27,953)

Balance, December 31, 2013	7,629,133	8	7,817	(99,849)	(92,024)

Exercise of stock options	940,642	1	2,281	—	2,282
Grant of common stock	5,000	—	55	—	55
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	7,527	—	7,527
Conversion of redeemable convertible preferred stock to common stock	23,501,208	23	98,113	—	98,136
Conversion of Series D warrants to common stock warrants	—	—	821	—	821
Issuance of common stock from initial public offering, net of issuance costs	8,626,377	9	100,293	—	100,302
Exercise of warrants to purchase common stock	32,709	—	—	—	—
Net loss	—	—	—	(28,999)	(28,999)

Balance, December 31, 2014	40,735,069	41	216,818	(128,848)	88,011

Exercise of stock options	1,141,731	1	5,335	—	5,336
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	248,088	—	(436)	—	(436)
Issuance of common stock, net of issuance costs	3,625,000	4	117,108	—	117,112
Issuance of common stock award	26,567	—	750	—	750
Stock-based compensation expense	—	—	11,749	—	11,749
Net loss	—	—	—	(26,733)	(26,733)

Balance, December 31, 2015	45,776,455	$46	$351,324	$(155,581)	$195,789

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(26,733)	$(28,999)	$(27,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,220	5,572	4,335
Stock-based compensation expense	12,499	7,527	2,426
Charge related to execution of new lease agreement	884	—	—
Loss on impairment and disposal of long-lived assets	—	—	811
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(625)	1,485	(1,587)
(Increase) decrease in advance to clients	(875)	(1,094)	415
Increase in prepaid expenses and other current assets	(4,001)	(374)	(939)
Increase (decrease) in accounts payable	2,251	(2,565)	1,894
Increase in accrued compensation and related benefits	4,317	3,123	3,924
Increase in accrued expenses and other liabilities	1,216	2,978	1,762
Increase in deferred revenue	703	640	530
Increase in payments to clients	(3,664)	(826)	—
(Increase) decrease in other assets and other liabilities, net	(2,709)	153	(1,267)
Other	250	695	(33)

Net cash used in operating activities	(9,267)	(11,685)	(15,682)
Cash flows from investing activities
Purchases of property and equipment	(4,096)	(3,803)	(2,367)
Capitalized content development cost expenditures	(9,518)	(7,150)	(5,213)
Other	(2,331)	(29)	(56)

Net cash used in investing activities	(15,945)	(10,982)	(7,636)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	117,112	100,302	—
Proceeds from exercise of stock options	5,336	2,282	325
Proceeds from revolving line of credit	—	5,000	—
Payment on revolving line of credit	—	(5,000)	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	—	4,994
Other	(436)	—	(179)

Net cash provided by financing activities	122,012	102,584	5,140

Net increase (decrease) in cash and cash equivalents	96,800	79,917	(18,178)
Cash and cash equivalents, beginning of period	86,929	7,012	25,190

Cash and cash equivalents, end of period	$183,729	$86,929	$7,012

Supplemental disclosure of non-cash investing and financing activities
Accretion of issuance costs on redeemable convertible preferred stock	$—	$89	$347
Accrued capital expenditures	415	557	216
Deferred offering costs included in accounts payable and accrued expenses	—	—	1,057
Issuance of Series D redeemable convertible preferred stock warrant in connection with revolving line of credit	—	—	107
Common stock granted in exchange for consulting services received	—	55	—

See accompanying notes to consolidated financial statements.

2U, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        2U, Inc. (the "Company") was incorporated as 2Tor Inc. in the State of Delaware in April 2008 and changed its name to 2U, Inc. on October 11, 2012. Under long-term agreements, the Company provides an integrated solution comprised of cloud-based software-as-a-service ("SaaS"), fused with technology-enabled services (together, the "Platform"), that allows leading colleges and universities to deliver high quality online degree programs, extending the universities' reach and distinguishing their brands. The Company's SaaS technology consists of (i) a comprehensive learning environment ("Online Campus"), which acts as the hub for all student and faculty academic and social interaction, and (ii) operations applications, which provide the content management, admissions application processing, customer relationship management and other functionality necessary to effectively operate the Company's clients' programs. The Company also provides a suite of technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

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

        On September 30, 2015, the Company sold 3,625,000 shares of its common stock to the public, including 525,000 shares sold pursuant to the underwriters' over-allotment option, at an issuance price of $34.00 per share. The Company received net proceeds of $117.1 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of approximately $0.6 million.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and include the assets, liabilities, results of operations and cash flows of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain prior period amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the current period's presentation.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of long-lived assets, fair value measurement and income taxes, among others. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.

Cash and Cash Equivalents

        Cash and cash equivalents consist of bank checking accounts, money market accounts, investments in certificates of deposit that mature in less than three months and highly liquid marketable securities with maturities at the time of purchase of three months or less.

Concentration of Credit Risk

        Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company's cash is held at financial institutions that management believes to be of high credit quality. The Company's bank accounts exceed federally insured limits at times. The Company has not experienced any losses on cash to date. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed.

        During each of the years ended December 31, 2015, 2014 and 2013, three clients accounted for more than 10% of the Company's revenue, as follows:

  •
  For the year ended December 31, 2015, the three largest clients accounted for $65.2 million, $23.8 million and $17.6 million of the Company's revenue, which equals 43%, 16% and 12% of total revenue.

  •
  For the year ended December 31, 2014, the three largest clients accounted for $61.1 million, $15.9 million and $14.6 million of the Company's revenue, which equals 55%, 14% and 13% of total revenue.

  •
  For the year ended December 31, 2013, the three largest clients accounted for $57.3 million, $13.5 million and $10.4 million of the Company's revenue, which equals 69%, 16% and 12% of total revenue.

        Additionally, the Company's largest client accounted for 7% and 35% of the Company's accounts receivable balance as of December 31, 2015 and 2014, respectively. Further, one additional client accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2015, while two additional clients accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2014.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are stated at realizable value. The Company extends a minimal amount of uncollateralized credit to its clients. The Company utilizes the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company's estimates. As of December 31, 2015 and 2014, the Company determined that no significant allowances for doubtful accounts were necessary.

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

Assets Measured at Fair Value on a Recurring Basis

        The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had Level 1 money market investments of $155.6 million and $82.9 million included in cash and cash equivalents as of December 31, 2015 and 2014, respectively.

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

Long-Lived Assets

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

Other Non-Current Assets

        The Company records amounts paid more than 12 months in advance of being incurred as prepaid expenses, non-current. In addition, the Company has certain other assets that are long-term in nature, which are classified as other non-current assets. These consist primarily of amortizable intangible assets associated with the Company's marketing websites and related domain names and security deposits on leased office facilities.

Evaluation of Long-Lived Assets

        The Company reviews long-lived assets, which consist of property and equipment, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company's impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company's forecasts, especially in relation to recently launched programs. For the years ended December 31, 2015 and 2014, no impairment of long-lived assets was deemed to have occurred.

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

        In order to treat deliverables in a multiple-deliverable contractual arrangement as separate units of accounting, deliverables must have standalone value upon delivery. The technology-enabled services within the Platform are provided primarily in support of programs delivered through Online Campus, and for students of the programs delivered through Online Campus. Accordingly, the Company has determined that no individual deliverable has standalone value upon delivery and, therefore, deliverables within the Company's multiple-deliverable arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company considers all deliverables to be a single unit of accounting and recognizes revenue from the entire arrangement over the term of the service period.

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

Program Marketing and Sales Expense

        The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its clients' programs, with lesser amounts related to the Company's own marketing and advertising efforts. For the years ended December 31, 2015, 2014 and 2013, expenses related to the Company's own marketing and advertising efforts were not material. All such costs are

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

expensed as incurred and reported in program marketing and sales expense in the Company's consolidated statements of operations.

Leases

        The Company leases all of its office facilities and enters into various other lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Additionally, many of the Company's lease agreements contain renewal options, tenant improvement allowances, rent holiday and/or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability in the Consolidated Financial Statements, and records these items in rent expense evenly over the term of the lease.

        The Company is also required to make additional payments under operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period; such items are expensed as incurred. Rental deposits are included as other assets in the Consolidated Financial Statements for lease agreements the require payments in advance or deposits held for security that are refundable, less any damages, at the end of the respective lease.

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

        Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to holders of common stock is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per share of common stock is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

attributable to holders of common stock, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or "if-converted") as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2015, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Comprehensive Loss

        The Company's net loss equals comprehensive loss for all periods presented as the Company has no material components of other comprehensive income.

Recent Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU eliminates the requirement to classify deferred tax assets and liabilities between current and noncurrent. The ASU requires classification of all deferred tax asset and liability balances as noncurrent. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented, or prospective. As of December 31, 2015, the Company early adopted the ASU prospectively. Adoption of this standard did not have a material impact on the Company's consolidated financial position and related disclosures.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software. The ASU provides guidance to customers in a cloud computing arrangement to determine whether the arrangement includes a software license. When a cloud computing arrangement includes a software license, the customer is required to account for the license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest. The ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. Subsequent to the issuance of this ASU, the SEC staff announced that the presentation of debt issuance costs associated with line-of-credit arrangements may be presented as an asset. This announcement was codified by the FASB in ASU 2015-15. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2015. Adoption of this standard will not have a material impact on the Company's consolidated financial position.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items. The ASU simplifies income statement presentation by eliminating the concept of extraordinary items. The amendments in this ASU are effective for fiscal periods beginning after December 15, 2015. The Company does not expect the new standard to have a significant impact on its ongoing financial reporting.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this ASU are effective for annual reporting periods ending after December 15, 2016. The Company does not expect the new standard to have a significant impact on its reporting process.

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

3. Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable, net consists of the following:

	December 31,
	2015	2014
	(in thousands)
Accounts receivable	$360	$308
Other receivables	615	42

Accounts receivable, net	$975	$350

        The changes in allowance for doubtful accounts are as follows:

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2015	$—	$—	$—	$—
Year ended December 31, 2014	12	—	(12)	—
Year ended December 31, 2013	—	12	—	12

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

        Property and equipment consisted of the following as of:

	December 31,
	2015	2014
	(in thousands)
Internally-developed software	$8,564	$6,069
Internally-developed software in process	1,640	1,751
Computer hardware	2,911	3,016
Furniture and office equipment	1,666	1,104
Leasehold improvements	1,837	1,801

Total	16,618	13,741
Accumulated depreciation and amortization	(8,490)	(6,986)

Property and equipment, net	$8,128	$6,755

        Amortization expense related to the capitalized internally-developed software was $1.6 million, $1.4 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in technology and content development costs in the accompanying consolidated statements of operations. The net book value of capitalized internally-developed software was $4.5 million and $3.3 million at December 31, 2015 and 2014, respectively. Depreciation and amortization expense of property and equipment (inclusive of amortization expense related to the capitalized internally-developed software) was $2.7 million, $2.4 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        As of December 31, 2015, the estimated future depreciation and amortization expense for property and equipment is as follows (in thousands):

2016	$2,907
2017	1,968
2018	1,044
2019	402
2020	152
Thereafter	15

Total	$6,488

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Capitalized Content Development Costs

        Capitalized content development costs consisted of the following as of:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized content development costs	$24,796	$(10,931)	$13,865	$16,835	$(7,379)	$9,456
Capitalized content development costs in process	4,256	—	4,256	3,699	—	3,699

Total	$29,052	$(10,931)	$18,121	$20,534	$(7,379)	$13,155

        The Company recorded amortization expense related to capitalized content development costs of $4.5 million, $3.2 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company performed an impairment assessment in the fourth quarter of 2013 and determined that certain capitalized content development costs were not recoverable, and recorded an impairment charge of $0.8 million in that period.

        As of December 31, 2015, the estimated future amortization expense for capitalized content development costs is as follows (in thousands):

2016	$4,245
2017	3,650
2018	3,136
2019	2,166
2020	668

Total	$13,865

6. Commitments and Contingencies

Line of Credit

        On December 31, 2013, the Company entered into a credit agreement for a revolving line of credit with an aggregate commitment not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit and therefore, no amounts were outstanding as of December 31, 2015 or December 31, 2014. On December 31, 2015, the Company amended this credit agreement to reduce the aggregate amount it may borrow to $25.0 million and extend the maturity date through April 29, 2016.

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

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

        Borrowings under the line of credit are collateralized by substantially all of the Company's assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of December 31, 2015 and 2014, the Company's adjusted quick ratios were 7.90 and 6.45, respectively.

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

Program Marketing and Sales Commitments

        Certain of the agreements entered into between the Company and its clients require the Company to commit to meet certain staffing and spending investment thresholds related to program marketing and sales activities. In addition, certain of the agreements require the Company to invest up to agreed upon levels in marketing the programs to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

Operating Leases

        The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. The Company also leases office equipment under non-cancelable leases. As of December 31, 2015, the future minimum lease payments (net of aggregate expected sublease payments of $0.3 million) were as follows (in thousands):

2016	$3,919
2017	5,420
2018	5,913
2019	5,679
2020	5,630
Thereafter	47,398

Total future minimum lease payments	$73,959

        The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in non-current liabilities in the accompanying consolidated balance sheets. The deferred rent liability related to these leases totaled $0.6 million and $0.5 million as of December 31, 2015 and 2014, respectively.

        Total rent expense from non-cancelable operating lease agreements (net of sublease income of $0.3 million, $0.3 million and $0.3 million) was $3.5 million, $2.6 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fixed Payments to Clients

        The Company is contractually obligated to make fixed payments to certain of its clients in exchange for contract extensions and various marketing and other rights. As of December 31, 2015, the future minimum fixed payments to the Company's clients in exchange for contract extensions and various marketing and other rights were as follows (in thousands):

2016	$1,550
2017	4,050
2018	3,550
2019	550
2020	300
Thereafter	2,400

Total future minimum program payments	$12,400

Contingent Payments to Clients

        The Company has entered into a specific program agreement under which it would be obligated to make future minimum program payments to a client in the event that certain program metrics, partially associated with a program not yet launched, are not achieved. Due to the dependency of this

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

calculation on a future program launch, the amount of any associated contingent payments cannot be reasonably estimated at this time. As the Company cannot reasonably estimate the amount of the contingent payments, and because it believes any contingent payments under this agreement would likely be immaterial, the Company has excluded such payments from the table above.

7. Income Taxes

        The components of loss before income taxes for the years ended December 31 were as follows:

	2015	2014	2013
	(in thousands)
Domestic	$(26,733)	$(28,999)	$(27,953)

Total loss before income taxes	$(26,733)	$(28,999)	$(27,953)

        A reconciliation between the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, is as follows:

	2015	2014	2013
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	7.7	5.8	7.3
Non-deductible expenses	(2.0)	(2.8)	(2.1)
Change in valuation allowance	(39.1)	(32.4)	(39.9)
Other	(1.6)	(5.6)	(0.3)

Effective tax rate	0.0%	0.0%	0.0%

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$1,899	$1,054
Accrued compensation and related benefits	3,306	2,502
Rebate reserve	167	264
Deferred rent	282	212
Stock-based compensation	4,971	2,782
Net operating loss carryforwards	54,967	46,264
Valuation allowance	(54,739)	(44,309)

Total deferred tax assets	$10,853	$8,769

Deferred tax liabilities:
Other expenses	$(875)	$(1,344)
Capitalized content development costs	(7,583)	(5,439)
Capitalized software development costs	(1,886)	(1,346)
Property and equipment	(509)	(640)

Total deferred tax liabilities	$(10,853)	$(8,769)

Net deferred tax assets/liabilities	$—	$—

        Deferred tax valuation allowances and changes in deferred tax valuation allowances are as follows:

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
	(in thousands)
Income tax valuation allowance:
Year ended December 31, 2015	$44,309	$10,430	$—	$54,739
Year ended December 31, 2014	34,921	9,388	—	44,309
Year ended December 31, 2013	23,864	11,057	—	34,921

        Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely than not to occur. At December 31, 2015, the Company had a federal net operating loss ("NOL") carryforward of approximately $161.7 million, which expires between 2029 and 2035. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. A full valuation allowance has been established to offset the net deferred tax assets. The total increase in the valuation allowance was $10.4 million for the year ended December 31, 2015, as the Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets. The utilization of the NOL carryforwards to reduce future income taxes will depend

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

on the Company's ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, a certain portion of the above NOL carryforwards may be subject to Internal Revenue Code section 382 limitations, which may limit their future use.

        The Company completed an analysis of the stock ownership changes through September 30, 2015, and determined that there has not been an ownership change prior to that date. However, the Company has not completed an analysis to determine what, if any, impact any ownership change after September 30, 2015 has had on the ability to utilize NOL carryforwards. The Company has experienced a number of transactions subsequent to September 30, 2015, which could lead to a limitation of its NOL carryforwards under section 382 of the Internal Revenue Code. The Company intends to complete a study through December 31, 2015, regarding this limitation in the next twelve months. It is reasonably possible that the results of the study will reduce the reported NOL carryforwards and other deferred tax assets.

        The Company applies the provisions of ASC 740-10 to uncertain tax positions. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon settlement. The Company did not identify any tax positions that would be required for inclusion in the financial statements. As of December 31, 2015, the Company had not made any changes to its tax positions since December 31, 2014.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

        The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years prior to 2012, though the NOL carryforwards can be adjusted upon audit and could impact taxes owed in open tax years. No income tax returns are currently under examination by the taxing authorities.

8. Stockholders' Equity

        Immediately upon the closing of the IPO on April 2, 2014, the Company's certificate of incorporation was amended and restated to, among other things, authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

        On September 30, 2015, the Company sold 3,625,000 shares of its common stock to the public, including 525,000 shares sold pursuant to the underwriters' over-allotment option. The Company received net proceeds of $117.1 million, which the Company intends to use for general corporate purposes.

        As of December 31, 2015, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Equity (Continued)

December 31, 2015, the Company had reserved a total of 8,423,261 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,298,510
Possible future issuance under 2014 Plan	1,904,743
Outstanding restricted stock units	1,220,008

Total shares of common stock reserved for future issuance	8,423,261

9. Stock-Based Compensation

        The Company provides equity-based compensation awards to employees, independent contractors and directors as an effective means for attracting, retaining and motivating such individuals. The Company maintains two share-based compensation plans: the 2014 Equity Incentive Plan (the "2014 Plan") and the 2008 Stock Incentive Plan (the "2008 Plan"). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards, and began using the 2014 Plan for grants of new equity awards.

2014 Plan

        In February 2014, the Company's stockholders approved the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options to the Company's employees and its parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, consultants and directors. The 2014 Plan also provides for the grant of performance-based cash awards to the Company's employees, consultants and directors.

        Authorized Shares.    A total of 2,800,000 shares of the Company's common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company's common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. The shares available for issuance increased by 2,288,820 and 2,036,503 on January 1, 2016 and 2015, respectively, pursuant to the automatic share reserve increase provision under the 2014 Plan.

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

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

the 2014 Plan's share reserve and become available for future grant under the 2014 Plan, up to the maximum number of shares of 5,943,348.

        As of December 31, 2015, the Company had 1,904,743 shares reserved for issuance under the 2014 Plan. Further, as of December 31, 2015, under the 2014 Plan, options to purchase 1,698,475 shares of the Company's common stock were outstanding at a weighted-average exercise price of $17.03 per share and 1,220,008 restricted stock units were outstanding.

        The compensation committee of the Company's board of directors, acting under authority delegated from the board of directors, granted to employees in the first quarter of 2016, 12,708 shares of common stock, option awards to purchase an aggregate of 3,617 shares of common stock at an exercise price of $27.98 and restricted stock unit awards for an aggregate of 8,177 shares of common stock, in each case under the 2014 Equity Incentive Plan.

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

        As of December 31, 2015, options to purchase 3,600,035 shares of the Company's common stock were outstanding under the 2008 Plan at a weighted-average exercise price of $3.84 per share.

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Servicing and support	$2,270	$1,468	$364
Technology and content development	1,548	794	159
Program marketing and sales	1,057	676	178
General and administrative	7,624	4,589	1,725

Total stock-based compensation expense	$12,499	$7,527	$2,426

Stock Options

        The terms of stock option grants, including the exercise price per share and vesting periods, are determined by the Company's board of directors or the compensation committee thereof. Stock options

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

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

        The following table summarizes the assumptions used for estimating the fair value of the stock options granted:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5% - 1.9%	1.7% - 2.1%	0.9% - 2.0%
Expected term (years)	5.56 - 6.08	5.11 - 6.25	5.54 - 6.31
Expected volatility	50%	50% - 55%	55% - 58%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$12.54	$5.71	$4.58

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

        The following is a summary of the stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2014	5,850,211	$5.39	7.33	$83,487
Granted	692,814	25.73	9.04
Exercised	(1,141,731)	4.67	5.76
Forfeited	(96,441)	12.34
Expired	(6,343)	12.13

Outstanding balance at December 31, 2015	5,298,510	8.07	6.66	105,595

Exercisable at December 31, 2015	3,426,496	4.30	5.77	81,131

Vested and expected to vest at December 31, 2015	5,161,978	7.82	6.61	104,132

        The total compensation cost related to the nonvested options not yet recognized as of December 31, 2015 was $11.6 million and will be recognized over a weighted-average period of approximately 2.1 years.

        The aggregate intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $25.8 million, $16.2 million and $1.8 million, respectively.

        The following table summarizes by grant date the number of shares of common stock subject to stock options granted from January 1, 2015 to December 31, 2015, as well as the associated exercise price per share and the estimated fair value per share of the Company's common stock on the grant date.

Grant Date	Number of Shares Underlying Options Granted	Exercise Price per Share	Estimated Grant Date Fair Value per Share
January 1, 2015	3,518	$19.66	$19.66
January 2, 2015	14,888	19.48	19.48
April 1, 2015	608,746	25.52	25.52
June 1, 2015	28,770	28.23	28.23
June 3, 2015	10,629	28.58	28.58
July 1, 2015	19,743	30.83	30.83
October 1, 2015	6,520	32.20	32.20

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

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

Restricted Stock Units

        Throughout 2015 and 2014, the Company granted restricted stock units under the 2014 Plan to the Company's directors and certain of the Company's employees. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company's board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most restricted stock units vesting in equal annual tranches, generally over a period of four years.

        The following is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding balance at December 31, 2014	992,665	$11.39
Granted	585,765	25.74
Vested	(272,128)	11.54
Forfeited	(86,294)	15.20

Outstanding balance at December 31, 2015	1,220,008	17.97

        The total compensation cost related to the nonvested restricted stock units not yet recognized as of December 31, 2015 was $14.8 million and will be recognized over a weighted-average period of approximately 2.6 years.

Other Stock Awards

        During 2015, the Company granted 26,567 shares of common stock to a new key employee, with a fair value of $0.8 million.

10. Net Loss per Share

        Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company's net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Redeemable convertible preferred stock:
Series A	—	—	10,033,976
Series B	—	—	5,057,901
Series C	—	—	4,429,601
Series D	—	—	3,979,730
Warrants to purchase Series D redeemable convertible preferred stock	—	—	83,818
Stock options	5,298,510	5,850,211	5,883,885
Restricted stock units	1,220,008	992,665	—

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Net Loss per Share (Continued)

        Basic and diluted net loss per share attributable to holders of common stock is calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Numerator (in thousands):
Net loss attributable to holders of common stock	$(26,733)	$(29,088)	$(28,300)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	42,420,356	32,075,107	7,432,055

Net loss per share attributable to holders of common stock, basic and diluted	$(0.63)	$(0.91)	$(3.81)

11. Segment and Geographic Information

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

12. Retirement Plan

        The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches 33% of each employee's contribution up to 6% of the employee's salary deferral. For the years ended December 31, 2015, 2014 and 2013, the Company made employer contributions of $0.8 million, $0.6 million and $0.4 million, respectively.

13. Related Party Transactions

        The Company subleases office space to an entity that was, upon execution of the sublease in 2011, a greater than 5% stockholder. The lease requires the subtenant to reimburse the Company for the allocated cost of the office space subleased. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $0.3 million, $0.3 million and $0.2 million, respectively, as rental income from this related entity.

        The Company utilizes the marketing and event planning services of a company that is partially owned by one of the Company's executives. The Company recorded $1.7 million, $1.6 million and $0.8 million for the expenses incurred related to the services provided by this related party for the years ended December 31, 2015, 2014 and 2013, respectively. No material amounts were due to the related party or recorded in accounts payable on the consolidated balance sheets as of December 31, 2015 and 2014.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Quarterly Financial Information (Unaudited—see accompanying accountants' report)

        The following tables set forth certain unaudited quarterly financial data for 2015 and 2014. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustments necessary to present fairly the information set forth therein. The operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except share and per share amounts)
Revenue	$34,612	$35,238	$37,092	$43,252
Costs and expenses:
Servicing and support	7,550	7,903	7,845	8,749
Technology and content development	6,134	6,466	7,082	7,529
Program marketing and sales	19,587	21,526	21,567	20,231
General and administrative	6,711	8,871	8,477	10,064

Total costs and expenses	39,982	44,766	44,971	46,573

Loss from operations	(5,370)	(9,528)	(7,879)	(3,321)
Other income (expense):
Interest expense	(126)	(126)	(127)	(173)
Interest income	28	24	21	94
Other	—	—	(250)	—

Total other income (expense)	(98)	(102)	(356)	(79)

Net loss	$(5,468)	$(9,630)	$(8,235)	$(3,400)

Net loss per share:
Basic and diluted	$(0.13)	$(0.23)	$(0.20)	$(0.07)
Weighted-average shares used in computing net loss per share:
Basic and diluted	40,978,741	41,362,476	41,645,894	45,651,475

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except share and per share amounts)
Revenue	$26,332	$24,744	$28,407	$30,756
Costs and expenses:
Servicing and support	6,248	7,000	6,598	7,012
Technology and content development	5,674	5,818	5,726	5,403
Program marketing and sales	15,241	16,710	16,971	16,296
General and administrative	5,436	5,708	6,303	5,973

Total costs and expenses	32,599	35,236	35,598	34,684

Loss from operations	(6,267)	(10,492)	(7,191)	(3,928)
Other income (expense):
Interest expense	(784)	(134)	(176)	(119)
Interest income	1	31	30	30

Total other income (expense)	(783)	(103)	(146)	(89)

Net loss	$(7,050)	$(10,595)	$(7,337)	$(4,017)

Net loss per share:
Basic and diluted	$(0.92)	$(0.27)	$(0.18)	$(0.10)
Weighted-average shares used in computing net loss per share:
Basic and diluted	7,698,709	39,304,884	40,269,937	40,577,087

2U, Inc.
Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2015, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$150,194	$110,239	$83,127	$55,879
Costs and expenses:
Servicing and support	32,047	26,858	22,718	14,926
Technology and content development	27,211	22,621	19,472	8,299
Program marketing and sales	82,911	65,218	54,103	45,390
General and administrative	34,123	23,420	14,840	10,342

Total costs and expenses	176,292	138,117	111,133	78,957

Loss from operations	(26,098)	(27,878)	(28,006)	(23,078)
Other income (expense):
Interest expense	(552)	(1,213)	27	(73)
Interest income	167	92	26	38
Other	(250)	—	—	—

Total other income (expense)	(635)	(1,121)	53	(35)

Loss before income taxes	(26,733)	(28,999)	(27,953)	(23,113)
Income tax expense	—	—	—	—

Net loss	(26,733)	(28,999)	(27,953)	(23,113)
Preferred stock accretion	—	(89)	(347)	(339)

Net loss attributable to common stockholders	$(26,733)	$(29,088)	$(28,300)	$(23,452)

Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.91)	$(3.81)	$(3.33)

Weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	42,420,356	32,075,107	7,432,055	7,037,090

Other Financial Data:
Adjusted EBITDA (loss)(1)	$(6,629)	$(14,779)	$(21,245)	$(18,814)

(1)
Adjusted EBITDA loss is a financial measure not in accordance with generally accepted accounting principles, or GAAP. For more information about Adjusted EBITDA loss and a reconciliation of Adjusted EBITDA loss to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, see the section below titled "Adjusted EBITDA Loss."

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$183,729	$86,929	$7,012
Accounts receivable, net	975	350	1,835
Total assets	231,041	113,039	28,652
Total liabilities	35,252	25,028	22,629
Total redeemable convertible preferred stock	—	—	98,047
Additional paid-in capital	351,324	216,818	7,817
Total stockholders' equity (deficit)	195,789	88,011	(92,024)

Adjusted EBITDA Loss

        To provide investors with additional information regarding our financial results, we have provided within this Annual Report on Form 10-K Adjusted EBITDA loss, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA loss to net loss, the most directly comparable GAAP financial measure.

        We have included Adjusted EBITDA loss in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA loss can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA loss provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

        Our use of Adjusted EBITDA loss has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA loss does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

  •
  Adjusted EBITDA loss does not reflect changes in, or cash requirements for, our working capital needs;

  •
  Adjusted EBITDA loss does not reflect the potentially dilutive impact of equity-based compensation;

  •
  Adjusted EBITDA loss does not reflect interest or tax payments that may represent a reduction in cash available to us; and

  •
  other companies, including companies in our industry, may calculate Adjusted EBITDA loss differently, which reduces its usefulness as a comparative measure.

        Because of these and other limitations, you should consider Adjusted EBITDA loss alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA loss to net loss for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Net loss	$(26,733)	$(28,999)	$(27,953)	$(23,113)
Adjustments:
Interest expense	552	1,213	(27)	73
Interest income	(167)	(92)	(26)	(38)
Depreciation and amortization expense	7,220	5,572	4,335	2,869
Stock-based compensation expense	12,499	7,527	2,426	1,395

Total adjustments	20,104	14,220	6,708	4,299

Adjusted EBITDA (loss)	$(6,629)	$(14,779)	$(21,245)	$(18,814)

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

Exhibit Index

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date
3.1		Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2		Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

4.1		Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-194079	4.2	March 17, 2014

10.1	*	Services Agreement, by and between the Registrant and University of Southern California, on behalf of the USC Rossier School of Education, dated as of October 29, 2008, as amended to date.	S-1	333-194079	10.1	February 21, 2014

10.2	*	Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of April 12, 2010, and Addenda dated as of April 12, 2010 and July 22, 2011.	S-1	333-194079	10.2	February 21, 2014

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date
10.2.1	*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.	S-1/A	333-194079	10.2.1	March 17, 2014

10.2.2	*	Amendment to Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of November 5, 2015.

10.3		Amended and Restated Investor Rights Agreement, dated as of March 27, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-194079	10.6	February 21, 2014

10.4	†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.	S-1	333-194079	10.7	February 21, 2014

10.5	†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.8	February 21, 2014

10.6	†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.9	February 21, 2014

10.7	†	2014 Equity Incentive Plan.	S-1	333-194079	10.11	February 21, 2014

10.8	†	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1	333-194079	10.12	February 21, 2014

10.9	†	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan.	S-1	333-194079	10.13	February 21, 2014

10.10	†	Summary of Non-Employee Director Compensation Plan.	10-Q	001-36376	10.1	May 12, 2014

10.11	†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.	S-1/A	333-194079	10.14	March 17, 2014

10.12	†	Form of Indemnification Agreement with directors and executive officers.	S-1	333-194079	10.15	February 21, 2014

10.13	†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Robert L. Cohen.	S-1/A	333-194079	10.16	March 17, 2014

10.14	*	Amended and Restated Revolving Credit Agreement, by and among the Registrant, Comerica Bank as Administrative Agent and as a Lender, Issuing Lender and Swing Line Lender and Square 1 Bank as a Lender, dated as of December 31, 2013.	S-1	333-194079	10.4	February 21, 2014

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.15	Sublease, by and between the Registrant and Noodle Education, Inc., dated as of November 16, 2011.	S-1	333-194079	10.17	February 21, 2014

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Portions of this exhibit, indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

†
Indicates management contract or compensatory plan.