Form 10-Q
period 2016-03-31
2U, Inc.
filed 2016-05-05
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 3, 2016, there were 46,441,871 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$186,710	$183,729
Accounts receivable, net	1,262	975
Advance to clients	1,204	1,508
Prepaid expenses and other assets	8,097	6,695
Total current assets	197,273	192,907
Property and equipment, net	3,604	3,621
Capitalized technology and content development costs, net	24,514	22,628
Advance to clients, non-current	771	1,042
Prepaid expenses, non-current	6,698	7,099
Other non-current assets	3,858	3,744
Total assets	$236,718	$231,041
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,350	$4,544
Accrued compensation and related benefits	6,947	13,405
Accrued expenses and other liabilities	14,237	12,039
Deferred revenue	9,982	2,609
Total current liabilities	37,516	32,597
Non-current liabilities	2,579	2,655
Total liabilities	40,095	35,252
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 46,263,409 shares issued and outstanding as of March 31, 2016; 45,776,455 shares issued and outstanding as of December 31, 2015	46	46
Additional paid-in capital	355,538	351,324
Accumulated deficit	(158,961)	(155,581)
Total stockholders’ equity	196,623	195,789
Total liabilities and stockholders’ equity	$236,718	$231,041

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$47,444	$34,612
Costs and expenses:
Servicing and support	9,512	7,550
Technology and content development	7,275	6,134
Program marketing and sales	23,656	19,587
General and administrative	10,447	6,711
Total costs and expenses	50,890	39,982
Loss from operations	(3,446)	(5,370)
Other income (expense):
Interest expense	(26)	(126)
Interest income	92	28
Total other income (expense)	66	(98)
Loss before income taxes	(3,380)	(5,468)
Income tax expense	—	—
Net loss	$(3,380)	$(5,468)
Net loss per share, basic and diluted	$(0.07)	$(0.13)
Weighted-average shares of common stock outstanding, basic and diluted	45,953,082	40,978,741

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	45,776,455	$46	$351,324	$(155,581)	$195,789
Exercise of stock options	276,138	—	1,021	—	1,021
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	198,108	—	(183)	—	(183)
Issuance of common stock award, net of withholdings	12,708	—	(168)	—	(168)
Stock-based compensation expense	—	—	3,544	—	3,544
Net loss	—	—	—	(3,380)	(3,380)
Balance, March 31, 2016	46,263,409	$46	$355,538	$(158,961)	$196,623

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,380)	$(5,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,149	1,713
Stock-based compensation expense	3,544	2,048
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(287)	(3,955)
Decrease (increase) in advance to clients	575	(187)
Increase in prepaid expenses and other current assets	(1,397)	(2,433)
Increase in accounts payable	1,806	4,785
Decrease in accrued compensation and related benefits	(6,459)	(4,179)
Increase in accrued expenses and other liabilities	2,299	2,287
Increase in deferred revenue	7,373	4,246
Increase in payments to clients	(309)	(168)
Decrease in other assets and other liabilities, net	364	24
Net cash provided by (used in) operating activities	6,278	(1,287)
Cash flows from investing activities
Purchases of property and equipment	(345)	(85)
Capitalized technology and content development cost expenditures	(3,554)	(3,270)
Other	(68)	—
Net cash used in investing activities	(3,967)	(3,355)
Cash flows from financing activities
Proceeds from exercise of stock options	1,021	1,226
Other	(351)	(436)
Net cash provided by financing activities	670	790
Net increase (decrease) in cash and cash equivalents	2,981	(3,852)
Cash and cash equivalents, beginning of period	183,729	86,929
Cash and cash equivalents, end of period	$186,710	$83,077
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$467	$129

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Description of the Business

2U, Inc. (the “Company”) was incorporated as 2Tor Inc. in the State of Delaware in April 2008 and changed its name to 2U, Inc. on October 11, 2012. Under long-term agreements, the Company provides an integrated solution comprised of cloud-based software-as-a-service (“SaaS”), fused with technology-enabled services (together, the “Platform”), that allows leading colleges and universities to deliver high-quality online degree programs, extending the universities’ reach and distinguishing their brands. The Company’s SaaS technology consists of (i) a comprehensive learning environment (“Online Campus”), which acts as the hub for all student and faculty academic and social interaction, and (ii) operations applications, which provide the content management, admissions application processing, customer relationship management and other functionality necessary to effectively operate the Company’s clients’ programs. The Company also provides a suite of technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

2.             Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the assets, liabilities, results of operations and cash flows of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the condensed consolidated balance sheets, condensed consolidated statements of cash flows and notes thereto have been reclassified to conform to the current period’s presentation.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives of long-lived assets, fair value measurements and income taxes, among others. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.

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

During each of the three months ended March 31, 2016 and 2015, three clients accounted for more than 10% of the Company’s revenue, as follows:

•                  For the three months ended March 31, 2016, the three largest clients accounted for $17.9 million, $7.8 million and $5.1 million of the Company’s revenue, which equals 38%, 16% and 11% of total revenue.

•                  For the three months ended March 31, 2015, the three largest clients accounted for $17.5 million, $4.4 million and $4.4 million of the Company’s revenue, which equals 51%, 13% and 13% of total revenue.

Additionally, the Company’s largest client accounted for 15% and 7% of the Company’s accounts receivable balance as of March 31, 2016 and December 31, 2015, respectively. Further, three additional clients accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2016, while one additional client accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2015.

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

Capitalized Technology and Content Development Costs

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating the Company’s and the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three years.

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

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the clients’ programs for delivery via Online Campus. Capitalization ends when content has been fully developed by both the Company and the client, at which time amortization of the capitalized content development costs begins. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the condensed consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the Company’s planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to launch.

Evaluation of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment, capitalized technology costs, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company’s impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs. For the three months ended March 31, 2016 and 2015, no impairment of long-lived assets was deemed to have occurred.

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

In order to treat deliverables in a multiple-deliverable contractual arrangement as separate units of accounting, deliverables must have standalone value upon delivery. The technology-enabled services within the Platform are provided primarily in support of programs delivered through Online Campus, and for students of the programs delivered through Online Campus. Accordingly, the Company has determined that no individual deliverable has standalone value upon delivery and, therefore, deliverables within the Company’s multiple-deliverable arrangements do not qualify for treatment as separate units of accounting. Therefore, the Company considers all deliverables to be a single unit of accounting and recognizes revenue from the entire arrangement over the term of the service period.

Advance payments are recorded as deferred revenue until services are delivered or obligations are met, at which time revenue is recognized. Deferred revenue as of a particular balance sheet date represents the excess of amounts received as compared to amounts recognized in revenue in the condensed consolidated statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s condensed consolidated balance sheets.

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

See Note 7 for a summary of assumptions used in calculating the fair value of stock options.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented as the Company has no material components of other comprehensive income.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation —Stock Compensation. The ASU simplifies various aspects related to the accounting and presentation of share-based payments. The guidance also allows employers to withhold shares to satisfy minimum statutory withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. Additionally, the guidance stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that this standard will have on its consolidated financial position and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU introduces a model for lessees requiring most leases to be reported on the balance sheet. Lessor accounting remains substantially similar to current U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect that this standard will have on its consolidated financial position and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU eliminates the requirement to classify deferred tax assets and liabilities between current and noncurrent. The ASU requires classification of all deferred tax asset and liability balances as noncurrent. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented, or prospective. As of December 31, 2015, the Company early adopted the ASU prospectively. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software. The ASU provides guidance to customers in a cloud computing arrangement to determine whether the arrangement includes a software license. When a cloud computing arrangement includes a software license, the customer is required to account for the license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. The Company adopted  this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest. The ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. Subsequent to the issuance of this ASU, the SEC staff announced that the presentation of debt issuance costs associated with line-of-credit arrangements may be presented as an asset. This announcement was codified by the FASB in ASU 2015-15. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2015. The Company adopted  this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items. The ASU simplifies income statement presentation by eliminating the concept of extraordinary items. The amendments in this ASU are effective for fiscal periods beginning after December 15, 2015. The Company adopted  this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the mandatory effective date of this ASU by one year from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that this standard will have on its consolidated financial position and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.             Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2016	December 31, 2015
	(in thousands)
Computer hardware	$3,014	$2,911
Furniture and office equipment	1,677	1,666
Leasehold improvements	1,838	1,837
Leasehold improvements in process	257	—
Total	6,786	6,414
Accumulated depreciation and amortization	(3,182)	(2,793)
Property and equipment, net	$3,604	$3,621

Depreciation and amortization expense of property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the estimated future depreciation and amortization expense for property and equipment is as follows (in thousands):

2016	$1,144
2017	918
2018	696
2019	413
2020	161
Thereafter	15
Total	$3,347

4.             Capitalized Technology and Content Development Costs

Capitalized technology and content development costs consisted of the following as of:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology costs	$9,895	$(6,150)	$3,745	$8,564	$(5,697)	$2,867
Capitalized technology costs in process	1,632	—	1,632	1,640	—	1,640
Total capitalized technology costs	11,527	(6,150)	5,377	10,204	(5,697)	4,507

Capitalized content development costs	27,350	(12,134)	15,216	24,796	(10,931)	13,865
Capitalized content development costs in process	3,921	—	3,921	4,256	—	4,256
Total capitalized content development costs	31,271	(12,134)	19,137	29,052	(10,931)	18,121
Capitalized technology and content development costs, net	$42,798	$(18,284)	$24,514	$39,256	$(16,628)	$22,628

Amortization expense related to capitalized technology was $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, and is included in technology and content development costs in the accompanying condensed consolidated statements of operations.

The Company recorded amortization expense related to capitalized content development costs of $1.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the estimated future amortization expense for the capitalized technology and content development costs is as follows (in thousands):

2016	$4,852
2017	5,694
2018	4,465
2019	2,743
2020	1,185
Thereafter	22
Total	$18,961

5.             Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company entered into a credit agreement for a revolving line of credit with an aggregate borrowing commitment not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit and therefore, no amounts were outstanding as of March 31, 2016 or December 31, 2015. On December 31, 2015, the Company amended this credit agreement to reduce the aggregate amount it may borrow to $25.0 million and extend the maturity date through April 29, 2016, and on April 27, 2016, the Company amended this credit agreement to extend the maturity date through June 28, 2016.

In connection with the Company entering into an operating lease agreement on December 23, 2015, to lease its new office facility in Lanham, Maryland, the Company entered into a standby letter of credit on January 22, 2016 in the amount of $6.0 million as a security deposit for the new leased facilities. This letter of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $19.0 million.

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

Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of March 31, 2016 and December 31, 2015, the Company’s adjusted quick ratio was 8.59 and 7.90, respectively.

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

Operating Leases

The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. The Company also leases office equipment under non-cancelable leases. As of March 31, 2016, the future minimum lease payments (net of aggregate expected sublease payments of $0.2 million) were as follows (in thousands):

2016	$3,239
2017	5,491
2018	5,913
2019	5,679
2020	4,955
Thereafter	48,073
Total future minimum lease payments	$73,350

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in non-current liabilities in the accompanying condensed consolidated balance sheets. The deferred rent liability related to these leases totaled $0.5 million and $0.6 million as of March 31, 2016 and December 31, 2015, respectively.

Total rent expense from non-cancelable operating lease agreements (net of sublease income of $0.1 million and $0.1 million) was $1.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Fixed Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its clients in exchange for contract extensions and various marketing and other rights. Currently, the future minimum fixed payments to the Company’s clients in exchange for contract extensions and various marketing and other rights were as follows (in thousands):

2016	$3,191
2017	4,478
2018	3,875
2019	875
2020	625
Thereafter	5,650
Total future minimum program payments	$18,694

Contingent Payments to Clients

The Company has entered into specific program agreements under which it would be obligated to make future minimum program payments to a client in the event that certain program metrics, partially associated with programs not yet launched, are not achieved. Due to the dependency of these calculations on future program launches, the amounts of any associated contingent payments cannot be reasonably estimated at this time. As the Company cannot reasonably estimate the amounts of the contingent payments, and because it believes any contingent payments under this agreement would likely be immaterial, the Company has excluded such payments from the table above.

6.             Stockholders’ Equity

As of March 31, 2016, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At March 31, 2016, the Company had reserved a total of 10,225,560 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,019,640
Possible future issuance under 2014 Plan	4,194,545
Outstanding restricted stock units	1,011,375
Total shares of common stock reserved for future issuance	10,225,560

The compensation committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted on April 1, 2016 option awards to employees to purchase an aggregate of 669,013 shares of common stock at an exercise price of $22.67 and restricted stock unit awards for an aggregate of 626,135 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 7 below).

7.             Stock-Based Compensation

The Company provides equity-based compensation awards to employees, independent contractors and directors as an effective means for attracting, retaining and motivating such individuals. The Company maintains two share-based compensation plans: the 2014 Equity Incentive Plan (the “2014 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards and began using the 2014 Plan for grants of new equity awards.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Servicing and support	$651	$388
Technology and content development	452	231
Program marketing and sales	258	182
General and administrative	2,183	1,247
Total stock-based compensation expense	$3,544	$2,048

Stock Options

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.9%	1.8%
Expected term (years)	6.08	5.83 – 6.08
Expected volatility	50%	50%
Dividend yield	0%	0%
Weighted-average grant date fair value	$13.82	$9.57

The following is a summary of the stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2015	5,298,510	$8.07	6.66	$105,595
Granted	3,617	27.98	9.76
Exercised	(276,138)	3.60	4.96
Forfeited	(6,349)	9.99
Outstanding balance at March 31, 2016	5,019,640	8.33	6.40	73,842
Exercisable at March 31, 2016	3,394,170	4.61	5.60	61,080
Vested and expected to vest at March 31, 2016	4,912,908	8.12	6.36	73,173

The total compensation cost related to the nonvested options not yet recognized as of March 31, 2016 was $10.3 million and will be recognized over a weighted-average period of approximately 2.0 years.

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2016 and 2015 was $5.3 million and $5.6 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2016:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2015	1,220,008	$17.97
Granted	8,177	27.98
Vested	(209,077)	11.24
Forfeited	(7,733)	16.17
Outstanding balance at March 31, 2016	1,011,375	19.45

The total compensation cost related to the nonvested restricted stock units not yet recognized as of March 31, 2016 was $13.5 million and will be recognized over a weighted-average period of approximately 2.5 years.

Other Stock Awards

During the three months ended March 31, 2016, the Company granted 21,953 shares of common stock to a key employee, with a fair value of $0.4 million.

8.             Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock options	5,019,640	5,597,062
Restricted stock units	1,011,375	767,918

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended March 31,
	2016	2015
Numerator (in thousands):
Net loss	$(3,380)	$(5,468)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	45,953,082	40,978,741
Net loss per share, basic and diluted	$(0.07)	$(0.13)

9.             Segment and Geographic Information

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

Overview

We are a leading provider of an integrated solution comprised of cloud-based software-as-a-service, or SaaS, technology fused with technology-enabled services, which we refer to as our Platform. Our Platform enables leading nonprofit colleges and universities to deliver their high-quality education to qualified students anywhere. Our SaaS technology consists of an innovative online learning environment, which we refer to as Online Campus, and our operations applications. This technology is fused with technology-enabled services, to complete our Platform. Our Platform allows our clients’ programs to expand and operate at scale, providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students. By leveraging our Platform, we believe our clients are able to expand their addressable markets while providing educational engagement, experiences and outcomes to their online students that match or exceed those of their on-campus offerings.

Our Business Model

The key elements of our business model are described below.

Revenue Drivers and Predictability

Substantially all of our revenue is derived from revenue-share arrangements with our clients, under which we receive a contractually specified percentage of the amounts students pay them in tuition and other fees. Accordingly, the primary driver of our revenue growth is the increase in the number of student course enrollments in our clients’ programs. This in turn is influenced primarily by three factors:

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

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, which we launched in 2009 and 2010. For the three months ended March 31, 2016 and 2015, 38% and 51%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue even though that portion will likely continue to decline as other client programs become more mature and achieve higher enrollment levels. For example, our programs with Simmons College and the University of North Carolina at Chapel Hill accounted for 16% and 11%, respectively, of our revenue for the three months ended March 31, 2016.

A significant percentage of our revenue in any period is related to students returning to our clients’ programs after their first academic term. We believe this contributes to the predictability and recurring nature of our business.

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

We have primary responsibility for identifying qualified students for our clients’ programs, generating potential student interest in the programs and driving applications to the programs. While our clients make all admissions decisions, the number of students who enroll in our clients’ programs in any given period is significantly dependent on the amount we have spent on these student acquisition activities in prior periods. Accordingly, although most of our clients’ programs span multiple academic terms and, therefore, generate continued revenue beyond the term in which initial enrollments occur, we expect that we will need to continue to incur significant program marketing and sales expense for existing programs going forward to generate a continuous pipeline of new enrollments. For new programs, we begin incurring program marketing and sales costs as early as nine months prior to the start of a new client program.

We typically identify prospective students for our clients’ programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our clients’ programs and those who have graduated, the average time from our initial prospective student acquisition to initial enrollment was seven months. For the students who have graduated from these programs, the average time from initial enrollment to graduation was 22 months. Based on the student retention rates and patterns we have observed in our clients’ programs, we estimate that, for our current programs, the average time from a student’s initial enrollment to graduation will be approximately two years.

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

Our clients’ programs often have academic terms that straddle two fiscal quarters. Our clients generally pay us when they have billed tuition and specified fees to their students, which is typically early in the academic term, and once the drop/add period has passed. We recognize the related revenue ratably over the course of the academic term, beginning on the first day of classes through the last. Because we generally receive payments from our clients prior to our ability to recognize the majority of those amounts as revenue, we record deferred revenue at each balance sheet date equal to the excess of the amounts we have billed or received from our clients over the amounts we have recognized as revenue as of that date. For these reasons, our cash flows typically vary considerably from quarter to quarter and our cash position, accounts receivable and deferred revenue typically fluctuate between quarterly balance sheet dates.

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

Components of Operating Results and Results of Operations

First Quarter 2016 Highlights

•                  Revenue was $47.4 million, an increase of 37.1% from $34.6 million in the first quarter of 2015.

•                  Net loss was $(3.4) million, or $(0.07) per share, compared to $(5.5) million or $(0.13) per share, in the first quarter of 2015.

•                  Adjusted EBITDA was $2.2 million, compared to an adjusted EBITDA loss of $(1.6) million in the first quarter of 2015.

Revenue

Substantially all of our revenue consists of a contractually specified percentage of the amounts our clients bill to their students for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts, which we refer to as net program proceeds. Most of our contracts have 10 to 15 year initial terms. We recognize revenue ratably over the service period, which we define as the first through the last day of classes for each academic term in a client’s program.

We establish a refund allowance for our share of tuition and fees ultimately uncollected by our clients.

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of March 31, 2016 and December 31, 2015, 85 and 81 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

In addition to providing access to the SaaS technology within our Platform, we provide technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities and facilitating in-program field placements. We have determined that no individual deliverable has standalone value upon delivery and, therefore, the multiple deliverables within our arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting, and we recognize revenue from the entire arrangement over the term of the service period.

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

The components of revenue for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Net program proceeds	$47,974	101.1%	$35,063	101.3%	$12,911	36.8%
Rebates	(15)	(0.0)	(2)	(0.0)	(13)	*
Refunds	(202)	(0.4)	(384)	(1.1)	182	(47.4)
Other	(313)	(0.7)	(65)	(0.2)	(248)	*
Total revenue	$47,444	100.0%	$34,612	100.0%	$12,832	37.1

*                                         Not meaningful for comparison purposes.

Revenue. Revenue for the three months ended March 31, 2016 was $47.4 million, an increase of $12.8 million, or 37.1%, from $34.6 million for the same period of 2015. Of the increase, the six client programs launched more than three years ago resulted in higher period-over-period revenues of $7.2 million, while $4.1 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched between two to three years ago. Increases in full-course equivalent enrollments in the programs that launched less than two years ago contributed additional revenues of $1.5 million.

Costs and Expenses

Costs and expenses consist of servicing and support costs, technology and content development costs, program marketing and sales expenses and general and administrative expenses. To support our anticipated growth, we expect to continue to hire new employees (which will increase both our cash and non-cash equity compensation costs), increase our program promotion and student acquisition efforts, expand our technology infrastructure and increase our other program support capabilities. As a result, we expect our costs and expenses to increase in absolute dollars, but to decrease as a percentage of revenue over time as we achieve economies of scale through the expansion of our business.

Servicing and support.  Servicing and support expense consists primarily of cash and non-cash stock-based compensation costs related to program management and operations, as well as costs for technical support for our SaaS technology and faculty and student support. It includes costs to facilitate in-program field placements, student immersions and other student enrichment experiences and costs to assist our clients with their state compliance requirements. It also includes software licensing, telecommunications and other costs to provide access to the SaaS technology within our Platform for our clients and their students.

Technology and content development.  Technology and content development expense consists primarily of cash and non-cash stock-based compensation and outsourced services costs related to the ongoing improvement and maintenance of the SaaS technology within our Platform and the developed content for our client programs. It also includes the costs to support our internal infrastructure, including our cloud-based server usage. Additionally, it includes the associated amortization expense related to capitalized technology and content development costs, as well as hosting and other costs associated with maintaining the SaaS technology within our Platform in a cloud environment.

Program marketing and sales.  Program marketing and sales expense consists primarily of costs related to student acquisition. This includes the cost of online advertising and prospective student generation, as well as cash and non-cash stock-based compensation costs for our program marketing, search engine optimization, marketing analytics and admissions application counseling personnel. We expense all costs related to program marketing and sales as they are incurred.

General and administrative.  General and administrative expense consists primarily of cash and non-cash stock-based compensation costs for employees in our executive, administrative, finance and accounting, legal, communications and human resources functions. Additional expenses include external legal, accounting and other professional fees, telecommunications charges and other corporate costs such as insurance and travel that are not related to another function.

The costs and expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Costs and expenses:
Servicing and support	$9,512	20.0%	$7,550	21.8%	$1,962	26.0%
Technology and content development	7,275	15.3	6,134	17.7	1,141	18.6
Program marketing and sales	23,656	49.9	19,587	56.6	4,069	20.8
General and administrative	10,447	22.0	6,711	19.4	3,736	55.7
Total costs and expenses	$50,890	107.2%	$39,982	115.5%	$10,908	27.3

Loss from operations	$(3,446)	(7.2)%	$(5,370)	(15.5)%	$1,924	(35.8)

Servicing and support.  Servicing and support costs for the three months ended March 31, 2016 were $9.5 million, an increase of $2.0 million, or 26.0%, from $7.5 million for the same period of 2015. This increase was due primarily to a $1.1 million increase in cash compensation costs, a $0.3 million increase in non-cash stock-based compensation costs and a $0.3 million increase in travel and related expenses as we increased our headcount in this area by 29% to serve a growing number of students and faculty in existing and new client programs. Additionally, other servicing and support costs increased $0.3 million. As a percentage of revenue, servicing and support costs decreased from 21.8% for the three months ended March 31, 2015 to 20.0% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Technology and content development.  Technology and content development costs for the three months ended March 31, 2016 were $7.3 million, an increase of $1.2 million, or 18.6%, from $6.1 million for the same period of 2015. This increase was due primarily to a $0.6 million increase in cash compensation costs (net of amounts capitalized for technology and content development) and a $0.2 million increase in non-cash stock-based compensation costs, as we increased our headcount in this area by 35% to support scaling of existing client programs. Further, an increase of $0.3 million resulted from higher amortization expense associated with our capitalized technology and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. Additionally, costs related to our cloud-based server usage increased by $0.1 million. As a percentage of revenue, technology and content development costs decreased from 17.7% for the three months ended March 31, 2015 to 15.3% for the same period of 2016, as revenue grew at a higher rate.

Program marketing and sales.  Program marketing and sales expense for the three months ended March 31, 2016 was $23.7 million, an increase of $4.1 million, or 20.8%, from $19.6 million for the same period of 2015. This increase was due primarily to a $1.8 million increase in cash compensation costs and a $0.1 million increase in non-cash stock-based compensation costs as we increased our headcount in this area by 22% to acquire students for, and drive revenue growth in, new client programs. Additionally, direct internet marketing costs to acquire students for our clients’ programs increased by $1.6 million, and other program marketing and sales expenses increased by $0.6 million to support our program marketing efforts. As a percentage of revenue, program marketing and sales expense decreased from 56.6% for the three months ended March 31, 2015 to 49.9% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the three months ended March 31, 2016 was $10.4 million, an increase of $3.7 million, or 55.7%, from $6.7 million for the same period of 2015. This was due primarily to a $1.1 million increase in cash compensation costs and a $0.9 million increase in non-cash stock-based compensation costs as we increased in our headcount in this area by 35% to support our growing business. Further, accounting services primarily related to Sarbanes-Oxley compliance and other professional fees increased by $0.5 million, employee education benefits increased by $0.5 million, travel and related expenses increased by $0.1 million, while other general and administrative costs increased by $0.6 million. As a percentage of revenue, general and administrative expense increased from 19.4% for the three months ended March 31, 2015 to 22.0% for the same period of 2016, reflecting a higher year-over-year percentage increase in expense than the increase in revenue.

Non-cash stock-based compensation expense is a component of compensation cost within each of the four cost and expense categories described above. In early 2014, the Compensation Committee of our Board of Directors approved a framework for granting equity awards under our 2014 Equity Incentive Plan. Under this framework, the majority of our equity awards are made on or around April 1 of each year and typically have four-year vesting periods. As such, non-cash stock-based compensation expense is expected to continue to increase year-over-year until four years after the initial mid-2014 grants.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other expenses. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three months ended March 31, 2016 and 2015.

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, we discuss revenue and the components of operating loss in the section above entitled “—Components of Operating Results and Results of Operations.” Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as Platform revenue retention rate and full course equivalent enrollments in our clients’ programs.

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

	Three Months Ended March 31,
	2016	2015
Platform revenue retention rate	123.3%	122.7%
Number of programs included in comparison (1)	12	9

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

	Three Months Ended March 31,
	2016	2015
Full course equivalent enrollments in our clients’ programs	17,709	13,093
Average revenue per full course equivalent enrollment in our clients’ programs	$2,679	$2,644

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(3,380)	$(5,468)
Adjustments:
Interest expense	26	126
Interest income	(92)	(28)
Depreciation and amortization expense	2,149	1,713
Stock-based compensation expense	3,544	2,048
Total adjustments	5,627	3,859
Adjusted EBITDA (loss)	$2,247	$(1,609)

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

Liquidity and Capital Resources

Sources of Liquidity

On December 31, 2013, we entered into a credit agreement with Comerica Bank for a revolving line of credit, under which we could borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank, with a maturity date of December 31, 2015. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. On December 31, 2015, we amended our credit agreement with Comerica Bank to reduce the aggregate amount we may borrow to $25.0 million, remove Square 1 Bank as a lender and extend the maturity date through April 29, 2016. On April 27, 2016, we amended our credit agreement to extend the maturity date through June 28, 2016. There have been no subsequent borrowings under this line of credit.

In connection with entering into an operating lease agreement on December 23, 2015, to lease our new office facility in Lanham, Maryland, we entered into a standby letter of credit on January 22, 2016 in the amount of $6.0 million as a security deposit for the new leased facilities. This letter of credit reduced the aggregate amount we may borrow under our revolving line of credit to $19.0 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of March 31, 2016 and December 31, 2015, our adjusted quick ratios were 8.59 and 7.90, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods presented.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$6,278	$(1,287)
Investing activities	(3,967)	(3,355)
Financing activities	670	790

Operating Activities

For the three months ended March 31, 2016, net cash provided by operating activities of $6.3 million consisted of $5.7 million in non-cash items and a $4.0 million net cash inflow from changes in working capital, partially offset by a net loss of $3.4 million. Non-cash items consisted of non-cash stock-based compensation charges of $3.5 million and depreciation and amortization expense of $2.1 million. The increase in cash resulting from changes in working capital consisted of a $7.4 million increase in deferred revenue, a $2.3 million increase in accrued expenses and other liabilities, a $1.8 million increase in accounts payable and a $0.4 million change in other assets and other liabilities. These increases were partially offset by a $6.5 million decrease in accrued compensation and related benefits and a $1.4 million increase in prepaid expenses and other current assets.

For the three months ended March 31, 2015, net cash used in operating activities was $1.3 million, consisting of a net loss of $5.5 million, partially offset by $3.8 million in non-cash items and a $0.4 million change in working capital. Non-cash items consisted of non-cash stock compensation charges of $2.1 million and depreciation and amortization expense of $1.7 million. The increase in cash resulting from changes in working capital consisted of increases in accounts payable of $4.8 million and deferred revenue of $4.2 million and refunds payable of $0.4 million, partially offset by an increase in accounts receivable of $4.0 million, a $2.5 million increase in prepaid expenses, a $2.3 million decrease in accrued expenses and other current liabilities due to lower accrued program marketing costs and a $0.2 million outflow related to advances to clients.

Investing Activities

For the three months ended March 31, 2016 and 2015, net cash used in investing activities was $4.0 million and $3.3 million, respectively. These expenditures were primarily for the development of internal-use software and asynchronous content developed for client programs, and equipment.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities was $0.7 million, consisting of $1.0 million of proceeds received from the exercise of stock options, partially offset by $0.3 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

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

We have a $25.0 million line of credit from Comerica Bank. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of March 31, 2016.

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

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our bank line of credit which was procured in December 2013 and amended in December 2015 and April 2016. Borrowings under the revolving line of credit bear interest at variable rates. Increases in LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of March 31, 2016.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 10, 2016, remain current in all material respects. Those risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

2U, Inc.

May 5, 2016	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 5, 2016	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer