Form 10-Q/A
period 2016-03-31
2U, Inc.
filed 2016-05-17
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

2U, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the three months ended March 31, 2016, which report was filed with the Securities and Exchange Commission on May 5, 2016 (the “Initial Filing”), solely to correct an inadvertent transposition of two numbers within the description of the composition of the year-over-year change in revenue contained in the text of the Components of Operating Results and Results of Operations Section of Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Specifically, the Initial Filing included the following language: “Of the increase, the six client programs launched more than three years ago resulted in higher period-over-period revenues of $7.2 million, while $4.1 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched between two to three years ago. Increases in full-course equivalent enrollments in the programs that launched less than two years ago contributed additional revenues of $1.5 million.”

The language has been amended to state the following: “Of the increase, the six client programs launched more than three years ago resulted in higher period-over-period revenues of $1.5 million, while $4.1 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched between two to three years ago. Increases in full-course equivalent enrollments in the programs that launched less than two years ago contributed additional revenues of $7.2 million.”

This Form 10-Q/A restates the entire MD&A, as required by Rule 12b-15. This report on Form 10-Q/A has not been updated for events occurring after the filing of the Initial Filing and, other than the change set forth above, all information included in the Initial Filing is unchanged. This Form 10-Q/A should be read in conjunction with the Initial Filing.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q/A, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q/A will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Revenue. Revenue for the three months ended March 31, 2016 was $47.4 million, an increase of $12.8 million, or 37.1%, from $34.6 million for the same period of 2015. Of the increase, the six client programs launched more than three years ago resulted in higher period-over-period revenues of $1.5 million, while $4.1 million was primarily attributable to increases in period-over-period full course equivalent enrollments in the client programs that launched between two to three years ago. Increases in full-course equivalent enrollments in the programs that launched less than two years ago contributed additional revenues of $7.2 million.

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

PART II. OTHER INFORMATION

Item 6.       Exhibits

Exhibit Number	Description of the Document
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Amended and Restated Bylaws of the Registrant.
31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS (3)	XBRL Instance
101.SCH (3)	XBRL Taxonomy Extension Schema Document
101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (3)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)           Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36376), filed with the Commission on April 4, 2014, and incorporated by reference herein.

(2)           Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36376), filed with the Commission on April 4, 2014, and incorporated by reference herein.

(3)           Previously filed with the Registrant's Quarterly Report on Form 10-Q (File No. 001-36376), filed with the Commission on May 5, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

May 16, 2016	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 16, 2016	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer