Form 10-Q
period 2016-06-30
2U, Inc.
filed 2016-08-04
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016, there were 46,880,159 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$188,251	$183,729
Accounts receivable, net	5,242	975
Advance to clients	1,125	1,508
Prepaid expenses and other assets	7,163	6,695
Total current assets	201,781	192,907
Property and equipment, net	3,994	3,621
Capitalized technology and content development costs, net	26,820	22,628
Advance to clients, non-current	1,350	1,042
Prepaid expenses, non-current	8,123	7,099
Other non-current assets	3,768	3,744
Total assets	$245,836	$231,041
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,588	$4,544
Accrued compensation and related benefits	9,987	13,405
Accrued expenses and other liabilities	16,916	12,039
Deferred revenue	17,587	2,609
Total current liabilities	50,078	32,597
Non-current liabilities	2,543	2,655
Total liabilities	52,621	35,252
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 46,632,069 shares issued and outstanding as of June 30, 2016; 45,776,455 shares issued and outstanding as of December 31, 2015	47	46
Additional paid-in capital	360,466	351,324
Accumulated deficit	(167,298)	(155,581)
Total stockholders’ equity	193,215	195,789
Total liabilities and stockholders’ equity	$245,836	$231,041

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$49,110	$35,238	$96,554	$69,850
Costs and expenses:
Servicing and support	10,260	7,903	19,772	15,454
Technology and content development	8,842	6,466	16,117	12,600
Program marketing and sales	27,483	21,526	51,139	41,113
General and administrative	10,944	8,871	21,391	15,582
Total costs and expenses	57,529	44,766	108,419	84,749
Loss from operations	(8,419)	(9,528)	(11,865)	(14,899)
Other income (expense):
Interest expense	(9)	(126)	(35)	(252)
Interest income	91	24	183	53
Total other income (expense)	82	(102)	148	(199)
Loss before income taxes	(8,337)	(9,630)	(11,717)	(15,098)
Income tax expense	—	—	—	—
Net loss	$(8,337)	$(9,630)	$(11,717)	$(15,098)
Net loss per share, basic and diluted	$(0.18)	$(0.23)	$(0.25)	$(0.37)
Weighted-average shares of common stock outstanding, basic and diluted	46,494,464	41,362,476	46,226,117	41,171,669

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	45,776,455	$46	$351,324	$(155,581)	$195,789
Exercise of stock options	509,878	1	2,155	—	2,156
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	333,028	—	(365)	—	(365)
Issuance of common stock award, net of withholdings	12,708	—	(168)	—	(168)
Stock-based compensation expense	—	—	7,520	—	7,520
Net loss	—	—	—	(11,717)	(11,717)
Balance, June 30, 2016	46,632,069	$47	$360,466	$(167,298)	$193,215

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(11,717)	$(15,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,526	3,390
Stock-based compensation expense	7,520	5,915
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(4,267)	(4,043)
Decrease (increase) in advance to clients	75	(875)
Increase in prepaid expenses and other current assets	(645)	(366)
Increase in accounts payable	1,044	784
Decrease in accrued compensation and related benefits	(3,419)	(1,533)
Increase in accrued expenses and other liabilities	4,776	8,108
Increase in deferred revenue	14,978	11,520
Decrease (increase) in payments to clients	1,664	(336)
Increase in other assets and other liabilities, net	(3,028)	(1,424)
Net cash provided by operating activities	11,507	6,042
Cash flows from investing activities
Purchases of property and equipment	(1,029)	(589)
Capitalized technology and content development cost expenditures	(7,437)	(5,949)
Other	(142)	—
Net cash used in investing activities	(8,608)	(6,538)
Cash flows from financing activities
Proceeds from exercise of stock options	2,156	2,227
Other	(533)	(436)
Net cash provided by financing activities	1,623	1,791
Net increase in cash and cash equivalents	4,522	1,295
Cash and cash equivalents, beginning of period	183,729	86,929
Cash and cash equivalents, end of period	$188,251	$88,224
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$904	$199

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

Reclassifications

Certain prior period amounts in the condensed consolidated balance sheet and condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation. Prior period working capital amounts in the condensed consolidated statement of cash flows have been reclassified within operating activities. These reclassifications had no impact on net cash provided by operating activities previously reported for the period. Within the condensed consolidated balance sheet, capitalized technology costs have been reclassified out of property and equipment and have been aggregated with capitalized content development costs, as capitalized technology and content development costs, net, and the notes thereto.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

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

During the three months ended June 30, 2016, three clients each accounted for 10% or more of the Company’s revenue, as follows: $17.6 million, $9.1 million and $5.1 million, which equals 36%, 18% and 10% of total revenue, respectively. During the three months ended June 30, 2015, four clients each accounted for 10% or more of the Company’s revenue, as follows: $15.9 million, $5.9 million, $4.0 million and $3.4 million, which equals 45%, 17%, 11% and 10% of total revenue, respectively.

During the six months ended June 30, 2016, three clients each accounted for 10% or more of the Company’s revenue, as follows: $35.5 million, $16.9 million and $10.2 million, which equals 37%, 17% and 11% of total revenue, respectively. During the six months ended June 30, 2015, four clients each accounted for 10% or more of the Company’s revenue, as follows: $33.4 million, $10.3 million, $8.3 million and $6.8 million, which equals 48%, 15%, 12% and 10% of total revenue, respectively.

Additionally, the Company’s largest client accounted for 79% and 7% of the Company’s accounts receivable balance as of June 30, 2016 and December 31, 2015, respectively. No additional clients accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2016, while one additional client accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2015.

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

Evaluation of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment, capitalized technology costs, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company’s impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs. For the three and six months ended June 30, 2016 and 2015, no impairment of long-lived assets was deemed to have occurred.

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

3.                                      Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2016	December 31, 2015
	(in thousands)
Computer hardware	$3,180	$2,911
Furniture and office equipment	1,722	1,666
Leasehold improvements	1,846	1,837
Leasehold improvements in process	823	—
Total	7,571	6,414
Accumulated depreciation and amortization	(3,577)	(2,793)
Property and equipment, net	$3,994	$3,621

Depreciation and amortization expense of property and equipment was $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense of property and equipment was $0.8 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the estimated future depreciation and amortization expense for property and equipment placed in service is as follows (in thousands):

2016	$786
2017	974
2018	753
2019	449
2020	185
Thereafter	24
Total	$3,171

4.                                      Capitalized Technology and Content Development Costs

Capitalized technology and content development costs consisted of the following as of:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology costs	$10,585	$(6,681)	$3,904	$8,564	$(5,697)	$2,867
Capitalized technology costs in process	2,356	—	2,356	1,640	—	1,640
Total capitalized technology costs	12,941	(6,681)	6,260	10,204	(5,697)	4,507

Capitalized content development costs	29,843	(13,404)	16,439	24,796	(10,931)	13,865
Capitalized content development costs in process	4,121	—	4,121	4,256	—	4,256
Total capitalized content development costs	33,964	(13,404)	20,560	29,052	(10,931)	18,121
Capitalized technology and content development costs, net	$46,905	$(20,085)	$26,820	$39,256	$(16,628)	$22,628

Amortization expense related to capitalized technology was $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to capitalized technology was $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively. This expense is included in technology and content development costs in the accompanying condensed consolidated statements of operations.

The Company recorded amortization expense related to capitalized content development costs of $1.4 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded amortization expense related to capitalized content development costs of $2.6 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the estimated future amortization expense for the capitalized technology and content development costs placed in service is as follows (in thousands):

2016	$3,502
2017	6,423
2018	5,211
2019	3,336
2020	1,705
Thereafter	166
Total	$20,343

5.                                      Commitments and Contingencies

Line of Credit

On December 31, 2013, the Company entered into a credit agreement for a revolving line of credit with an aggregate borrowing commitment not to exceed $37.0 million. On December 31, 2015, the Company amended this credit agreement to reduce the aggregate amount it may borrow to $25.0 million and on July 26, 2016, the Company amended this credit agreement to extend the maturity date through October 1, 2016. No amounts were outstanding as of June 30, 2016 or December 31, 2015.

In connection with the Company entering into an operating lease agreement on December 23, 2015, to lease its new office facility in Lanham, Maryland, the Company entered into a standby letter of credit on January 22, 2016 in the amount of $6.0 million as a security deposit for the new leased facilities. In connection with the Company entering into an operating lease agreement on May 11, 2016, to lease its new office facility in Denver, Colorado, the Company entered into a standby letter of credit on June 14, 2016 in the amount of $1.1 million as a security deposit for the new leased facilities. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $17.9 million.

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

Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of June 30, 2016 and December 31, 2015, the Company’s adjusted quick ratio was 7.95 and 7.90, respectively.

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

Operating Leases

The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. The Company also leases office equipment under non-cancelable leases. As of June 30, 2016, the future minimum lease payments (net of aggregate expected sublease payments of $0.2 million) were as follows (in thousands):

2016	$2,187
2017	6,228
2018	7,702
2019	8,186
2020	7,952
Thereafter	64,765
Total future minimum lease payments	$97,020

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in non-current liabilities in the accompanying condensed consolidated balance sheets. The deferred rent liability related to these leases totaled $0.7 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively.

Total rent expense from non-cancelable operating lease agreements was $1.1 million (net of sublease income of $0.1 million) for the three months ended June 30, 2016, and $0.8 million (net of sublease income of $0.1 million) for the three months ended June 30, 2015. Total rent expense from non-cancelable operating lease agreements was $2.1 million (net of sublease income of $0.1 million) for the six months ended June 30, 2016, and $1.4 million (net of sublease income of $0.1 million) for the six months ended June 30, 2015.

Fixed Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its clients in exchange for contract extensions and various marketing and other rights. Currently, the future minimum fixed payments to the Company’s clients in exchange for contract extensions and various marketing and other rights were as follows (in thousands):

2016	$573
2017	4,478
2018	3,875
2019	875
2020	625
Thereafter	5,650
Total future minimum program payments	$16,076

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

6.                                    Stockholders’ Equity

As of June 30, 2016, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At June 30, 2016, the Company had reserved a total of 9,856,900 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,358,182
Possible future issuance under 2014 Plan	3,077,346
Outstanding restricted stock units	1,421,372
Total shares of common stock reserved for future issuance	9,856,900

The compensation committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted on July 1, 2016 option awards to employees and an independent director to purchase an aggregate of 8,914 shares of common stock at an exercise price of $29.53 and restricted stock unit awards for an aggregate of 21,260 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 7 below).

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Servicing and support	$923	$607	$1,574	$995
Technology and content development	654	427	1,106	658
Program marketing and sales	355	277	613	459
General and administrative	2,044	2,556	4,227	3,803
Total stock-based compensation expense	$3,976	$3,867	$7,520	$5,915

Stock Options

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.3% – 1.4%	1.5 – 1.9%	1.3% – 1.9%	1.5% – 1.9%
Expected term (years)	5.75 – 6.08	6.00 – 6.08	5.75 – 6.08	5.83 – 6.08
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value per share	$11.01	$12.51	$11.02	$12.42

The following is a summary of the stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2015	5,298,510	$8.07	6.66	$105,595
Granted	712,286	22.72	9.56
Exercised	(509,878)	4.27	1.61
Forfeited	(142,736)	19.99
Outstanding balance at June 30, 2016	5,358,182	10.06	6.59	103,716
Exercisable at June 30, 2016	3,534,756	5.85	5.56	83,290
Vested and expected to vest at June 30, 2016	5,197,319	9.73	6.52	102,306

The total compensation cost related to the nonvested options not yet recognized as of June 30, 2016 was $14.3 million and will be recognized over a weighted-average period of approximately 2.3 years.

The aggregate intrinsic value of the options exercised during the six months ended June 30, 2016 and 2015 was $10.5 million and $14.0 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended June 30, 2016:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2015	1,220,008	$17.97
Granted	665,084	22.75
Vested	(350,681)	16.76
Forfeited	(113,039)	20.05
Outstanding balance at June 30, 2016	1,421,372	20.34

The total compensation cost related to the nonvested restricted stock units not yet recognized as of June 30, 2016 was $22.5 million and will be recognized over a weighted-average period of approximately 2.8 years.

8.                                    Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2016 and 2015:

	Three and Six Months Ended June 30,
	2016	2015
Stock options	5,358,182	5,958,578
Restricted stock units	1,421,372	1,236,153

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator (in thousands):
Net loss	$(8,337)	$(9,630)	$(11,717)	$(15,098)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	46,494,464	41,362,476	46,226,117	41,171,669
Net loss per share, basic and diluted	$(0.18)	$(0.23)	$(0.25)	$(0.37)

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

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, which we launched in 2009 and 2010. For the three months ended June 30, 2016 and 2015, 36% and 45%, respectively, of our revenue was derived from these two programs, while for the six months ended June 30, 2016 and 2015, 37% and 48%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue even though that portion will likely continue to decline as other client programs become more mature and achieve higher enrollment levels.

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

Components of Operating Results and Results of Operations

Second Quarter 2016 Highlights

•                Revenue was $49.1 million, an increase of 39.4% from $35.2 million in the second quarter of 2015.

•                Net loss was $(8.3) million, or $(0.18) per share, compared to $(9.6) million or $(0.23) per share, in the second quarter of 2015.

•                Adjusted EBITDA loss was $(2.1) million, compared to an adjusted EBITDA loss of $(4.0) million in the second quarter of 2015.

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

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of June 30, 2016 and December 31, 2015, 85 and 81 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

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

The components of revenue for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Net program proceeds	$50,106	102.0%	$35,662	101.2%	$14,444	40.5%
Rebates	—	—	(1)	(0.0)	1	*
Refunds	(660)	(1.3)	(262)	(0.7)	(398)	152.5
Other	(336)	(0.7)	(161)	(0.5)	(175)	108.8
Total revenue	$49,110	100.0%	$35,238	100.0%	$13,872	39.4

*                                         Not meaningful for comparison purposes.

Revenue. Revenue for the three months ended June 30, 2016 was $49.1 million, an increase of $13.9 million, or 39.4%, from $35.2 million for the same period of 2015. The increase was primarily attributable to a 38.8% increase in period-over-period full course equivalent enrollments in our client programs, from 13,557 for the three months ended June 30, 2015 to 18,823 for the three months ended June 30, 2016. Of the increase in full course equivalent enrollments, 635, or 12.1%, were attributable to client programs launched during the 12 months ended June 30, 2016.

The components of revenue for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue:
Net program proceeds	$98,080	101.6%	$70,725	101.2%	$27,355	38.7%
Rebates	(15)	(0.0)	(3)	(0.0)	(12)	*
Refunds	(862)	(0.9)	(646)	(0.9)	(216)	33.5
Other	(649)	(0.7)	(226)	(0.3)	(423)	187.4
Total revenue	$96,554	100.0%	$69,850	100.0%	$26,704	38.2

*                                         Not meaningful for comparison purposes.

Revenue. Revenue for the six months ended June 30, 2016 was $96.5 million, an increase of $26.6 million, or 38.2%, from $69.9 million for the same period of 2015. The increase was primarily attributable to a 37.1% increase in period-over-period full course equivalent enrollments in our client programs, from 26,649 for the six months ended June 30, 2015 to 36,532 for the six months ended June 30, 2016. Of the increase in full course equivalent enrollments, 1,045, or 10.6%, were attributable to client programs launched during the 12 months ended June 30, 2016.

Costs and Expenses

Costs and expenses consist of servicing and support costs, technology and content development costs, program marketing and sales expenses and general and administrative expenses. To support our anticipated growth, we expect to continue to hire new employees (which will increase both our cash and non-cash stock-based compensation costs), increase our program promotion and student acquisition efforts, expand our technology infrastructure and increase our other program support capabilities. As a result, we expect our costs and expenses to increase in absolute dollars, but to decrease as a percentage of revenue over time as we achieve economies of scale through the expansion of our business.

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

The costs and expenses for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Costs and expenses:
Servicing and support	$10,260	20.9%	$7,903	22.4%	$2,357	29.8%
Technology and content development	8,842	18.0	6,466	18.4	2,376	36.7
Program marketing and sales	27,483	55.9	21,526	61.0	5,957	27.7
General and administrative	10,944	22.3	8,871	25.2	2,073	23.4
Total costs and expenses	$57,529	117.1%	$44,766	127.0%	$12,763	28.5

Loss from operations	$(8,419)	(17.1)%	$(9,528)	(27.0)%	$1,109	(11.6)

Servicing and support.  Servicing and support costs for the three months ended June 30, 2016 were $10.3 million, an increase of $2.4 million, or 29.8%, from $7.9 million for the same period of 2015. This increase was due primarily to a $1.4 million increase in cash compensation costs, a $0.3 million increase in non-cash stock-based compensation costs and a $0.3 million increase in travel and related expenses as we increased our headcount in this area by 23% to serve a growing number of students and faculty in existing and new client programs. Additionally, other servicing and support costs increased $0.4 million. As a percentage of revenue, servicing and support costs decreased from 22.4% for the three months ended June 30, 2015 to 20.9% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Technology and content development.  Technology and content development costs for the three months ended June 30, 2016 were $8.8 million, an increase of $2.4 million, or 36.7%, from $6.4 million for the same period of 2015. This increase was due primarily to a $0.5 million increase in cash compensation costs (net of amounts capitalized for technology and content development), a $0.2 million increase in non-cash stock-based compensation costs, a $0.3 million increase in employee technology equipment expenditures and a $0.2 million increase in travel and related expenses as we increased our headcount in this area by 27% to support scaling of existing client programs. Further, an increase of $0.5 million was attributable to upgrades to our Platform and an increase of $0.5 million resulted from higher amortization expense associated with our capitalized technology and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs, while other technology and content development expense increased by $0.2 million. As a percentage of revenue, technology and content development costs decreased from 18.4% for the three months ended June 30, 2015 to 18.0% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Program marketing and sales.  Program marketing and sales expense for the three months ended June 30, 2016 was $27.5 million, an increase of $6.0 million, or 27.7%, from $21.5 million for the same period of 2015. This increase was due primarily to a $2.1 million increase in cash compensation costs, a $0.1 million increase in non-cash stock-based compensation costs and a $0.5 million increase in travel and related expenses as we increased our headcount in this area by 19% to acquire students for, and drive revenue growth in, new client programs. Additionally, direct internet marketing costs to acquire students for our clients’ programs increased by $2.6 million, and other program marketing and sales expenses increased by $0.7 million to support our program marketing efforts. As a percentage of revenue, program marketing and sales expense decreased from 61.0% for the three months ended June 30, 2015 to 55.9% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the three months ended June 30, 2016 was $10.9 million, an increase of $2.0 million, or 23.4%, from $8.9 million for the same period of 2015. This was due primarily to a $1.3 million increase in cash compensation costs and a $0.3 million increase in non-cash stock-based compensation costs as we increased in our headcount in this area by 28% to support our growing business. Further, employee education benefits increased by $0.7 million, costs associated with the implementation of our enterprise resource planning system integration increased $0.5 million, while other general and administrative costs increased by $0.2 million. These increases were partially offset by a $1.0 million signing bonus of a key executive in June 2015, which consisted of cash and a common stock award signing bonus. As a percentage of revenue, general and administrative expense decreased from 25.2% for the three months ended June 30, 2015 to 22.3% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

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

The costs and expenses for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Costs and expenses:
Servicing and support	$19,772	20.5%	$15,454	22.1%	$4,318	27.9%
Technology and content development	16,117	16.7	12,600	18.0	3,517	27.9
Program marketing and sales	51,139	52.9	41,113	58.9	10,026	24.4
General and administrative	21,391	22.2	15,582	22.3	5,809	37.3
Total costs and expenses	$108,419	112.3%	$84,749	121.3%	$23,670	27.9

Loss from operations	$(11,865)	(12.3)%	$(14,899)	(21.3)%	$3,034	(20.4)

Servicing and support.  Servicing and support costs for the six months ended June 30, 2016 were $19.8 million, an increase of $4.4 million, or 27.9%, from $15.4 million for the same period of 2015. This increase was due primarily to a $2.6 million increase in cash compensation costs, a $0.6 million increase in non-cash stock-based compensation costs and a $0.6 million increase in travel and related expenses as we increased our headcount in this area by 32% to serve a growing number of students and faculty in existing and new client programs. Additionally, other servicing and support costs increased $0.6 million. As a percentage of revenue, servicing and support costs decreased from 22.1% for the six months ended June 30, 2015 to 20.5% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Technology and content development.  Technology and content development costs for the six months ended June 30, 2016 were $16.1 million, an increase of $3.5 million, or 27.9%, from $12.6 million for the same period of 2015. This increase was due primarily to a $1.1 million increase in cash compensation costs (net of amounts capitalized for technology and content development), a $0.4 million increase in non-cash stock-based compensation costs, a $0.4 million increase in employee technology equipment expenditures and a $0.3 million increase in travel and related expenses, as we increased our headcount in this area by 34% to support scaling of existing client programs. Further, an increase of $0.8 million resulted from higher amortization expense associated with our capitalized technology and content development costs, primarily as a result of an increase in the number of courses that have been developed for our client programs. Additionally, costs related to our cloud-based server usage increased by $0.1 million, while other technology and content development expense increased by $0.4 million. As a percentage of revenue, technology and content development costs decreased from 18.0% for the six months ended June 30, 2015 to 16.7% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Program marketing and sales.  Program marketing and sales expense for the six months ended June 30, 2016 was $51.1 million, an increase of $10.0 million, or 24.4%, from $41.1 million for the same period of 2015. This increase was due primarily to a $3.9 million increase in cash compensation costs, a $0.2 million increase in non-cash stock-based compensation costs and a $0.5 million increase in travel and related expenses as we increased our headcount in this area by 21% to acquire students for, and drive revenue growth in, new client programs. Additionally, direct internet marketing costs to acquire students for our clients’ programs increased by $4.2 million, and other program marketing and sales expenses increased by $1.2 million to support our program marketing efforts. As a percentage of revenue, program marketing and sales expense decreased from 58.9% for the six months ended June 30, 2015 to 52.9% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the six months ended June 30, 2016 was $21.4 million, an increase of $5.8 million, or 37.3%, from $15.6 million for the same period of 2015. This was due primarily to a $2.3 million increase in cash compensation costs and a $1.2 million increase in non-cash stock-based compensation costs as we increased in our headcount in this area by 35% to support our growing business. Further, employee education benefits increased by $1.2 million, costs associated with the implementation of our enterprise resource planning system integration increased $1.0 million, accounting services primarily related to Sarbanes-Oxley compliance and other professional fees increased by $0.4 million, while other general and administrative costs increased by $0.7 million. These increases were partially offset by a $1.0 million signing bonus of a key executive in June 2015, which consisted of cash and a common stock award signing bonus. As a percentage of revenue, general and administrative expense decreased from 22.3% for the three months ended June 30, 2015 to 22.2% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other expenses. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three and six months ended June 30, 2016 and 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Platform revenue retention rate	134.2%	130.5%	123.7%	124.8%
Number of programs included in comparison (1)	15	10	12	9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Full course equivalent enrollments in our clients’ programs	18,823	13,557	36,532	26,649
Average revenue per full course equivalent enrollment in our clients’ programs	$2,609	$2,599	$2,643	$2,621

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(8,337)	$(9,630)	$(11,717)	$(15,098)
Adjustments:
Interest expense	9	126	35	252
Interest income	(91)	(24)	(183)	(53)
Depreciation and amortization expense	2,377	1,677	4,526	3,390
Stock-based compensation expense	3,976	3,867	7,520	5,915
Total adjustments	6,271	5,646	11,898	9,504
Adjusted EBITDA (loss)	$(2,066)	$(3,984)	$181	$(5,594)

Liquidity and Capital Resources

Sources of Liquidity

On December 31, 2013, we entered into a credit agreement with Comerica Bank for a revolving line of credit, under which we could borrow up to $37.0 million from a syndicate of lenders including Comerica Bank and Square 1 Bank, with a maturity date of December 31, 2015. On December 31, 2015, we amended this credit agreement to reduce the aggregate amount we may borrow to $25.0 million and on July 26, 2016, we amended this credit agreement to extend the maturity date through October 1, 2016. No amounts were outstanding as of June 30, 2016 or December 31, 2015.

In connection with entering into an operating lease agreement on December 23, 2015, to lease our new office facility in Lanham, Maryland, we entered into a standby letter of credit on January 22, 2016 in the amount of $6.0 million as a security deposit for the new leased facilities. In connection with entering into an operating lease agreement on May 11, 2016, to lease new office space in Denver, Colorado, we entered into a standby letter of credit on June 14, 2016 in the amount of $1.1 million as a security deposit for the new leased facilities. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $17.9 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of June 30, 2016 and December 31, 2015, our adjusted quick ratios were 7.95 and 7.90, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods presented.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$11,507	$6,042
Investing activities	(8,608)	(6,538)
Financing activities	1,623	1,791

Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities of $11.5 million consisted of $12.0 million in non-cash items and an $11.2 million net cash inflow from changes in working capital, partially offset by a net loss of $11.7 million. Non-cash items consisted of non-cash stock-based compensation charges of $7.5 million and depreciation and amortization expense of $4.5 million. The increase in cash resulting from changes in working capital consisted of a $15.0 million increase in deferred revenue and a $4.8 million increase in accrued expenses and other liabilities. These increases were partially offset by a $4.3 million increase in accounts receivable, a $3.4 million decrease in accrued compensation and related benefits and other changes in working capital of $0.9 million.

For the six months ended June 30, 2015, net cash provided by operating activities was $6.0 million, consisting of an $11.8 million net cash inflow from changes in working capital and $9.3 million in non-cash items, partially offset by a net loss of $15.1 million. The increase in cash resulting from changes in working capital consisted of increases in deferred revenue of $11.5 million and accrued expenses and other current liabilities of $8.1 million due to higher accrued program marketing costs. These increases in cash were partially offset by increases in accounts receivable of $4.0 million, a $1.5 million decrease in accrued compensation and related benefits, a $1.4 million increase in other assets and other liabilities and other changes in working capital of $0.9 million. Non-cash items consisted of non-cash stock compensation charges of $5.9 million and depreciation and amortization expense of $3.4 million.

Investing Activities

For the six months ended June 30, 2016 and 2015, net cash used in investing activities was $8.6 million and $6.5 million, respectively. These expenditures were primarily for the development of internal-use software and asynchronous content developed for client programs, and equipment.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities was $1.6 million, consisting of $2.1 million of proceeds received from the exercise of stock options, partially offset by $0.5 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

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

We have a $25.0 million line of credit from Comerica Bank and no amounts were outstanding as of June 30, 2016.

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

Interest Rate Risk

We are subject to interest rate risk in connection with potential borrowings available under our bank line of credit which was procured in December 2013, as amended. Borrowings under the revolving line of credit bear interest at variable rates. Increases in LIBOR or our lender’s prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. No amounts were outstanding under this line of credit as of June 30, 2016.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2U, Inc.

August 4, 2016	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

August 4, 2016	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer