Form 10-Q
period 2016-09-30
2U, Inc.
filed 2016-11-03
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 1, 2016, there were 47,060,611 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$156,927	$183,729
Accounts receivable, net	20,974	975
Advance to clients	938	1,508
Prepaid expenses and other assets	7,085	6,695
Total current assets	185,924	192,907
Property and equipment, net	7,818	3,621
Capitalized technology and content development costs, net	29,428	22,628
Advance to clients, non-current	1,350	1,042
Prepaid expenses, non-current	6,974	7,099
Other non-current assets	3,079	3,744
Total assets	$234,573	$231,041
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,756	$4,544
Accrued compensation and related benefits	13,791	13,405
Accrued expenses and other liabilities	16,453	12,039
Deferred revenue	3,030	2,609
Total current liabilities	38,030	32,597
Non-current liabilities	3,858	2,655
Total liabilities	41,888	35,252
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 47,048,654 shares issued and outstanding as of September 30, 2016; 45,776,455 shares issued and outstanding as of December 31, 2015	47	46
Additional paid-in capital	366,694	351,324
Accumulated deficit	(174,056)	(155,581)
Total stockholders’ equity	192,685	195,789
Total liabilities and stockholders’ equity	$234,573	$231,041

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$51,960	$37,092	$148,514	$106,942
Costs and expenses:
Servicing and support	10,351	7,845	30,123	23,299
Technology and content development	8,670	7,082	24,787	19,682
Program marketing and sales	28,165	21,567	79,304	62,680
General and administrative	11,569	8,477	32,960	24,059
Total costs and expenses	58,755	44,971	167,174	129,720
Loss from operations	(6,795)	(7,879)	(18,660)	(22,778)
Other income (expense):
Interest expense	—	(127)	(35)	(379)
Interest income	37	21	220	74
Other	—	(250)	—	(250)
Total other income (expense)	37	(356)	185	(555)
Loss before income taxes	(6,758)	(8,235)	(18,475)	(23,333)
Income tax expense	—	—	—	—
Net loss	$(6,758)	$(8,235)	$(18,475)	$(23,333)
Net loss per share, basic and diluted	$(0.14)	$(0.20)	$(0.40)	$(0.56)
Weighted-average shares of common stock outstanding, basic and diluted	46,903,628	41,645,894	46,453,480	41,331,481

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	45,776,455	$46	$351,324	$(155,581)	$195,789
Exercise of stock options	912,591	1	4,323	—	4,324
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	346,900	—	(378)	—	(378)
Issuance of common stock award, net of withholdings	12,708	—	(168)	—	(168)
Stock-based compensation expense	—	—	11,593	—	11,593
Net loss	—	—	—	(18,475)	(18,475)
Balance, September 30, 2016	47,048,654	$47	$366,694	$(174,056)	$192,685

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(18,475)	$(23,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,060	5,288
Stock-based compensation expense	11,593	9,217
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(19,999)	(12,338)
Decrease (increase) in advance to clients	262	(875)
Increase in prepaid expenses and other current assets	(507)	(1,910)
Increase in accounts payable	212	2,037
Increase in accrued compensation and related benefits	386	2,443
Increase in accrued expenses and other liabilities	4,139	2,356
Increase in deferred revenue	421	1,912
Decrease (increase) in payments to clients	1,320	(854)
Increase in other assets and other liabilities, net	(834)	(6,810)
Other	—	250
Net cash used in operating activities	(14,422)	(22,617)
Cash flows from investing activities
Purchases of property and equipment	(3,665)	(974)
Capitalized technology and content development cost expenditures	(12,351)	(9,113)
Other	(142)	(250)
Net cash used in investing activities	(16,158)	(10,337)
Cash flows from financing activities
Proceeds from exercise of stock options	4,324	4,322
Proceeds from issuance of common stock, net of offering costs	—	117,463
Other	(546)	(436)
Net cash provided by financing activities	3,778	121,349
Net (decrease) increase in cash and cash equivalents	(26,802)	88,395
Cash and cash equivalents, beginning of period	183,729	86,929
Cash and cash equivalents, end of period	$156,927	$175,324
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$2,250	$361

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

Reclassifications

Certain prior period amounts in the condensed consolidated balance sheets, condensed consolidated statements of cash flows and the notes thereto have been reclassified to conform to the current period’s presentation. Specifically, capitalized technology costs have been reclassified out of property and equipment and have been combined with capitalized content development costs. Also, prior period working capital amounts in the condensed consolidated statements of cash flows have been reclassified within operating activities. None of these reclassifications had any impact on total assets, net cash used in operating activities or investing activities previously reported for any periods presented.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

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

During the three months ended September 30, 2016, three clients each accounted for 10% or more of the Company’s revenue, as follows: $18.4 million, $8.7 million and $5.5 million, which equals 35%, 17% and 11% of total revenue, respectively. During the three months ended September 30, 2015, three clients each accounted for 10% or more of the Company’s revenue, as follows: $15.9 million, $5.7 million and $4.3 million, which equals 43%, 15% and 12% of total revenue, respectively.

During the nine months ended September 30, 2016, three clients each accounted for 10% or more of the Company’s revenue, as follows: $53.9 million, $25.5 million and $15.8 million, which equals 36%, 17% and 11% of total revenue, respectively. During the nine months ended September 30, 2015, four clients each accounted for 10% or more of the Company’s revenue, as follows: $49.2 million, $16.0 million, $12.7 million and $10.1 million, which equals 46%, 15%, 12% and 10% of total revenue, respectively.

Additionally, as of September 30, 2016, four clients each accounted for 10% or more of the Company’s accounts receivable balance, as follows: $8.2 million, $5.1 million, $2.6 million and $2.5 million, which equals 39%, 24%, 12% and 12% of total accounts receivable, respectively. As of December 31, 2015, two clients each accounted for 10% or more of the Company’s accounts receivable balance, as follows: $0.2 million and $0.1 million, which equals 18% and 7% of total accounts receivable, respectively.

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

Evaluation of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment, capitalized technology costs, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized content development costs, the costs are grouped by program, which is the lowest level of independent cash flows. The Company’s impairment analysis is based upon forecasted financial and operational results. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs. For the three and nine months ended September 30, 2016 and 2015, no impairment of long-lived assets was deemed to have occurred.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice surrounding how certain transactions are classified in the statement of cash flows. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that this standard will have on its consolidated statements of cash flows and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies various aspects related to the accounting and presentation of share-based payments. The guidance also allows employers to withhold shares to satisfy minimum statutory withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. Additionally, the guidance stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows, and allows companies to elect an accounting policy to either estimate the share-based award forfeitures (and expense) or account for forfeitures (and expense) as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that this standard will have on its consolidated financial position and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU introduces a model for lessees requiring most leases to be reported on the balance sheet. Lessor accounting remains substantially similar to current U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect that this standard will have on its consolidated financial position and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the requirement to classify deferred tax assets and liabilities between current and noncurrent. The ASU requires classification of all deferred tax asset and liability balances as noncurrent. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented, or prospective. As of December 31, 2015, the Company early adopted the ASU prospectively. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The ASU provides guidance to customers in a cloud computing arrangement to determine whether the arrangement includes a software license. When a cloud computing arrangement includes a software license, the customer is required to account for the license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. Subsequent to the issuance of this ASU, the SEC staff announced that the presentation of debt issuance costs associated with line-of-credit arrangements may be presented as an asset. This announcement was codified by the FASB in ASU 2015-15. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU simplifies income statement presentation by eliminating the concept of extraordinary items. The amendments in this ASU are effective for fiscal periods beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this ASU are effective for annual reporting periods ending after December 15, 2016. The Company does not expect the new standard to have a significant impact on its reporting process.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the mandatory effective date of this ASU by one year from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU No. 2016-08, ASU No. 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the effect that the new standards will have on its consolidated financial position and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the new standards on its ongoing financial reporting.

3.                                      Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2016	December 31, 2015
	(in thousands)
Computer hardware	$3,823	$2,911
Furniture and office equipment	1,750	1,666
Leasehold improvements	1,846	1,837
Leasehold improvements in process	4,400	—
Total	11,819	6,414
Accumulated depreciation and amortization	(4,001)	(2,793)
Property and equipment, net	$7,818	$3,621

Depreciation and amortization expense of property and equipment was $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense of property and equipment was $1.2 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the estimated future depreciation and amortization expense for property and equipment placed in service is as follows (in thousands):

2016	$426
2017	1,114
2018	893
2019	583
2020	311
Thereafter	91
Total	$3,418

4.             Capitalized Technology and Content Development Costs

Capitalized technology and content development costs consisted of the following as of:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology costs	$11,408	$(7,215)	$4,193	$8,564	$(5,697)	$2,867
Capitalized technology costs in process	3,579	—	3,579	1,640	—	1,640
Total capitalized technology costs	14,987	(7,215)	7,772	10,204	(5,697)	4,507

Capitalized content development costs	32,840	(14,665)	18,175	24,796	(10,931)	13,865
Capitalized content development costs in process	3,481	—	3,481	4,256	—	4,256
Total capitalized content development costs	36,321	(14,665)	21,656	29,052	(10,931)	18,121
Capitalized technology and content development costs, net	$51,308	$(21,880)	$29,428	$39,256	$(16,628)	$22,628

Amortization expense related to capitalized technology was $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to capitalized technology was $1.5 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. This expense is included in technology and content development costs in the accompanying condensed consolidated statements of operations.

The Company recorded amortization expense related to capitalized content development costs of $1.6 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded amortization expense related to capitalized content development costs of $4.2 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the estimated future amortization expense for the capitalized technology and content development costs placed in service is as follows (in thousands):

2016	$1,962
2017	7,325
2018	6,085
2019	4,112
2020	2,343
Thereafter	541
Total	$22,368

5.             Commitments and Contingencies

Line of Credit

On October 1, 2016, the Company amended its credit agreement for a revolving line of credit to extend the maturity date through December 1, 2016. No amounts were outstanding under this credit agreement as of September 30, 2016 or December 31, 2015.

Certain of the Company’s operating lease agreements require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2016, the Company has entered into standby letters of credit totaling $7.1 million, as security deposits for the leased facilities. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $17.9 million.

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

Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of September 30, 2016 and December 31, 2015, the Company’s adjusted quick ratio was 7.40 and 7.90, respectively.

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

Operating Leases

The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. The Company also leases office equipment under non-cancelable leases. As of September 30, 2016, the future minimum lease payments (net of aggregate expected sublease payments of $0.1 million) were as follows (in thousands):

2016	$1,110
2017	6,377
2018	7,825
2019	8,314
2020	8,083
Thereafter	64,935
Total future minimum lease payments	$96,644

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in non-current liabilities in the accompanying condensed consolidated balance sheets. The deferred rent liability related to these leases totaled $1.5 million and $0.6 million as of September 30, 2016 and December 31, 2015, respectively.

Total rent expense from non-cancelable operating lease agreements was $1.6 million (net of sublease income of $0.1 million) for the three months ended September 30, 2016, and $0.9 million (net of sublease income of $0.1 million) for the three months ended September 30, 2015. Total rent expense from non-cancelable operating lease agreements was $3.8 million (net of sublease income of $0.2 million) for the nine months ended September 30, 2016, and $2.3 million (net of sublease income of $0.2 million) for the nine months ended September 30, 2015.

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

6.             Stockholders’ Equity

As of September 30, 2016, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At September 30, 2016, the Company had reserved a total of 9,440,315 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,943,556
Possible future issuance under 2014 Equity Incentive Plan	3,084,881
Outstanding restricted stock units	1,411,878
Total shares of common stock reserved for future issuance	9,440,315

The compensation committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted on October 1, 2016 option awards to employees and an independent director to purchase an aggregate of 37,347 shares of common stock at an exercise price of $38.29 and restricted stock unit awards for an aggregate of 15,324 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 7 below).

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Servicing and support	$825	$642	$2,399	$1,637
Technology and content development	633	442	1,739	1,100
Program marketing and sales	360	282	973	741
General and administrative	2,255	1,936	6,482	5,739
Total stock-based compensation expense	$4,073	$3,302	$11,593	$9,217

Stock Options

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.1%	1.9%	1.1% – 1.9%	1.5% – 1.9%
Expected term (years)	6.00 – 6.08	6.08	5.75 – 6.08	5.56 – 6.08
Expected volatility	50%	50%	50%	50%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value per share	$14.16	$15.23	$11.06	$12.51

The following is a summary of the stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2015	5,298,510	$8.07	6.66	$105,595
Granted	721,200	22.80	9.20
Exercised	(912,591)	4.76	2.78
Forfeited	(154,389)	20.38
Expired	(9,174)	18.22
Outstanding balance at September 30, 2016	4,943,556	10.43	6.51	137,743
Exercisable at September 30, 2016	3,315,376	6.22	5.54	106,327
Vested and expected to vest at September 30, 2016	4,811,965	10.13	6.44	135,502

The total compensation cost related to the nonvested options not yet recognized as of September 30, 2016 was $12.8 million and will be recognized over a weighted-average period of approximately 2.2 years.

The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2016 and 2015 was $22.2 million and $20.4 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2015	1,220,008	$17.97
Granted	686,344	22.96
Vested	(364,355)	16.97
Forfeited	(130,119)	20.48
Outstanding balance at September 30, 2016	1,411,878	20.42

The total compensation cost related to the nonvested restricted stock units not yet recognized as of September 30, 2016 was $20.8 million and will be recognized over a weighted-average period of approximately 2.6 years.

8.                                      Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2016 and 2015:

	Three and Nine Months Ended September 30,
	2016	2015
Stock options	4,943,556	5,577,214
Restricted stock units	1,411,878	1,235,274

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (in thousands):
Net loss	$(6,758)	$(8,235)	$(18,475)	$(23,333)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	46,903,628	41,645,894	46,453,480	41,331,481
Net loss per share, basic and diluted	$(0.14)	$(0.20)	$(0.40)	$(0.56)

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

In the near term, we expect the primary drivers of our financial results to continue to be our two programs with the University of Southern California, which are our longest running programs, which we launched in 2009 and 2010. For the three months ended September 30, 2016 and 2015, 35% and 43%, respectively, of our revenue was derived from these two programs, while for the nine months ended September 30, 2016 and 2015, 36% and 46%, respectively, of our revenue was derived from these two programs. We expect the University of Southern California will continue to account for a large portion of our revenue even though that portion will likely continue to decline as other client programs become more mature and achieve higher enrollment levels.

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

Components of Operating Results and Results of Operations

Third Quarter 2016 Highlights

•                  Revenue was $52.0 million, an increase of 40.1% from $37.1 million in the third quarter of 2015.

•                  Net loss was $(6.8) million, or $(0.14) per share, compared to $(8.2) million or $(0.20) per share, in the third quarter of 2015.

•                  Adjusted EBITDA loss was $(0.2) million, compared to an adjusted EBITDA loss of $(2.9) million in the third quarter of 2015.

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

We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of September 30, 2016 and December 31, 2015, 67 and 81 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

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

Revenue for the three months ended September 30, 2016 was $52.0 million, an increase of $14.9 million, or 40.1%, from $37.1 million for the same period of 2015. The increase was primarily attributable to a 38.2% increase in period-over-period full course equivalent enrollments in our client programs, from 13,840 for the three months ended September 30, 2015 to 19,126 for the three months ended September 30, 2016. Of the increase in full course equivalent enrollments, 575, or 10.9%, were attributable to client programs launched during the 12 months ended September 30, 2016.

Revenue for the nine months ended September 30, 2016 was $148.5 million, an increase of $41.6 million, or 38.9%, from $106.9 million for the same period of 2015. The increase was primarily attributable to a 37.5% increase in period-over-period full course equivalent enrollments in our client programs, from 40,489 for the nine months ended September 30, 2015 to 55,659 for the nine months ended September 30, 2016. Of the increase in full course equivalent enrollments, 1,108, or 7.3%, were attributable to client programs launched during the 12 months ended September 30, 2016.

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

The costs and expenses for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Costs and expenses:
Servicing and support	$10,351	19.9%	$7,845	21.1%	$2,506	31.9%
Technology and content development	8,670	16.7	7,082	19.1	1,588	22.4
Program marketing and sales	28,165	54.2	21,567	58.1	6,598	30.6
General and administrative	11,569	22.3	8,477	22.9	3,092	36.5
Total costs and expenses	$58,755	113.1%	$44,971	121.2%	$13,784	30.7

Loss from operations	$(6,795)	(13.1)%	$(7,879)	(21.2)%	$1,084	(13.8)

Servicing and support.  Servicing and support costs for the three months ended September 30, 2016 were $10.3 million, an increase of $2.5 million, or 31.9%, from $7.8 million for the same period of 2015. This increase was due primarily to a $1.5 million increase in cash compensation costs, a $0.2 million increase in non-cash stock-based compensation costs, a $0.2 million increase in costs associated with student immersion courses and on-campus initiatives and a $0.1 million increase in travel and related expenses as we increased our headcount in this area by 24% to serve a growing number of students and faculty in existing and new client programs. Additionally, other servicing and support costs increased $0.5 million. As a percentage of revenue, servicing and support costs decreased from 21.1% for the three months ended September 30, 2015 to 19.9% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Technology and content development.  Technology and content development costs for the three months ended September 30, 2016 were $8.7 million, an increase of $1.6 million, or 22.4%, from $7.1 million for the same period of 2015. This increase was due primarily to the increase in the number of courses that have been developed for our client programs, which resulted in an increase of $0.5 million from higher amortization expense associated with our capitalized technology and content development costs and higher cloud-based hosting services of $0.4 million. Additionally, non-cash stock-based compensation costs increased by $0.2 million, employee technological equipment expenditures increased by $0.2 million and travel and related expenses increased by $0.1 million as we increased our headcount in this area by 26% to support the launch of new client programs and scaling of existing programs, while other technology and content development expense increased by $0.2 million. As a percentage of revenue, technology and content development costs decreased from 19.1% for the three months ended September 30, 2015 to 16.7% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Program marketing and sales.  Program marketing and sales expense for the three months ended September 30, 2016 was $28.2 million, an increase of $6.6 million, or 30.6%, from $21.6 million for the same period of 2015. This increase was due primarily to a $3.4 million increase in direct internet marketing costs to acquire students for our clients’ programs. Additionally, cash compensation costs increased by $2.2 million, non-cash stock-based compensation costs increased by $0.1 million, rent expense increased by $0.3 million and travel and related expenses increased by $0.1 million as we increased our headcount in this area by 18%

to acquire students for, and drive revenue growth in, new client programs. Finally, other program marketing and sales expenses increased by $0.5 million to support our program marketing efforts. As a percentage of revenue, program marketing and sales expense decreased from 58.1% for the three months ended September 30, 2015 to 54.2% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the three months ended September 30, 2016 was $11.6 million, an increase of $3.1 million, or 36.5%, from $8.5 million for the same period of 2015. This was due primarily to a $1.2 million increase in cash compensation costs and a $0.3 million increase in non-cash stock-based compensation costs as we increased in our headcount in this area by 29% to support our growing business. Further, costs associated with the implementation of our enterprise resource planning system integration increased $0.9 million, employee education benefits increased by $0.4 million, while other general and administrative costs increased by $0.3 million. As a percentage of revenue, general and administrative expense decreased from 22.9% for the three months ended September 30, 2015 to 22.3% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

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

The costs and expenses for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(dollars in thousands)
Costs and expenses:
Servicing and support	$30,123	20.3%	$23,299	21.8%	$6,824	29.3%
Technology and content development	24,787	16.7	19,682	18.4	5,105	25.9
Program marketing and sales	79,304	53.4	62,680	58.6	16,624	26.5
General and administrative	32,960	22.2	24,059	22.5	8,901	37.0
Total costs and expenses	$167,174	112.6%	$129,720	121.3%	$37,454	28.9

Loss from operations	$(18,660)	(12.6)%	$(22,778)	(21.3)%	$4,118	(18.1)

Servicing and support.  Servicing and support costs for the nine months ended September 30, 2016 were $30.1 million, an increase of $6.8 million, or 29.3%, from $23.3 million for the same period of 2015. This increase was due primarily to a $4.1 million increase in cash compensation costs, a $0.8 million increase in non-cash stock-based compensation costs, a $0.6 million increase in travel and related expenses as we increased our headcount in this area by 29% to serve a growing number of students and faculty in existing and new client programs and a $0.4 million increase in costs associated with student immersion courses and on-campus initiatives. Additionally, other servicing and support costs increased $0.9 million. As a percentage of revenue, servicing and support costs decreased from 21.8% for the nine months ended September 30, 2015 to 20.3% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Technology and content development.  Technology and content development costs for the nine months ended September 30, 2016 were $24.8 million, an increase of $5.1 million, or 25.9%, from $19.7 million for the same period of 2015. This increase was due primarily to a $1.0 million increase in cash compensation costs (net of amounts capitalized for technology and content development), a $0.6 million increase in non-cash stock-based compensation costs, a $0.5 million increase in employee technological equipment expenditures and a $0.3 million increase in travel and related expenses, as we increased our headcount in this area by 33% to support the launch of new client programs and scaling of existing programs. Additionally, the increase in the number of courses that have been developed for our client programs resulted in $1.3 million of higher amortization expense associated with our capitalized technology and content development costs and higher cloud-based hosting services of $0.5 million. Finally, technology consulting expense increased by $0.2 million, while other technology and content development expense increased by $0.7 million. As a percentage of revenue, technology and content development costs decreased from 18.4% for the nine months ended September 30, 2015 to 16.7% for the same period of 2016, as revenue grew at a higher rate than the increase in expense.

Program marketing and sales.  Program marketing and sales expense for the nine months ended September 30, 2016 was $79.3 million, an increase of $16.6 million, or 26.5%, from $62.7 million for the same period of 2015. This increase was due primarily to a $7.5 million increase in direct internet marketing costs to acquire students for our clients’ programs. Additionally, cash compensation costs increased by $6.1 million, non-cash stock-based compensation costs increased by $0.2 million, rent expense increased by $0.7 million and travel and related expenses increased by $0.6 million as we increased our headcount in this area by 21% to acquire students for, and drive revenue growth in, new client programs. Finally, other program marketing and sales expenses increased by $1.5 million to support our program marketing efforts. As a percentage of revenue, program marketing and sales expense decreased from 58.6% for the nine months ended September 30, 2015 to 53.4% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative.  General and administrative expense for the nine months ended September 30, 2016 was $33.0 million, an increase of $9.0 million, or 37.0%, from $24.0 million for the same period of 2015. This was due primarily to a $3.6 million increase in cash compensation costs and a $2.3 million increase in non-cash stock-based compensation costs as we increased in our headcount in this area by 35% to support our growing business. Further, costs associated with the implementation of our enterprise resource planning system integration increased $1.9 million, employee education benefits increased by $1.6 million and accounting services primarily related to Sarbanes-Oxley compliance and other professional fees increased by $0.6 million. These increases were partially offset by a $1.0 million signing bonus of a key executive in June 2015, which consisted of cash and a common stock award signing bonus. As a percentage of revenue, general and administrative expense decreased from 22.5% for the nine months ended September 30, 2015 to 22.2% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other expenses. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three and nine months ended September 30, 2016 and 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Platform revenue retention rate	134.2%	118.3%	124.4%	121.0%
Number of programs included in comparison (1)	15	11	12	9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Full course equivalent enrollments in our clients’ programs	19,126	13,840	55,658	40,489
Average revenue per full course equivalent enrollment in our clients’ programs	$2,717	$2,680	$2,668	$2,641

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(6,758)	$(8,235)	$(18,475)	$(23,333)
Adjustments:
Interest expense	—	127	35	379
Interest income	(37)	(21)	(220)	(74)
Depreciation and amortization expense	2,534	1,898	7,060	5,288
Stock-based compensation expense	4,073	3,302	11,593	9,217
Total adjustments	6,570	5,306	18,468	14,810
Adjusted EBITDA (loss)	$(188)	$(2,929)	$(7)	$(8,523)

Liquidity and Capital Resources

Sources of Liquidity

On October 1, 2016, we amended our credit agreement for a revolving line of credit to extend the maturity date through December 1, 2016. No amounts were outstanding under this credit agreement as of September 30, 2016 or December 31, 2015.

Certain of our operating lease agreements require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2016, we have entered into standby letters of credit totaling $7.1 million, as security deposits for the leased facilities. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $17.9 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of September 30, 2016 and December 31, 2015, our adjusted quick ratios were 7.40 and 7.90, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods presented.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash (used in) provided by:
Operating activities	$(14,422)	$(22,617)
Investing activities	(16,158)	(10,337)
Financing activities	3,778	121,349

Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities of $14.4 million consisted of a net loss of $18.5 million and a $14.6 million net cash outflow from changes in working capital, partially offset by $18.7 million in non-cash items. The decrease in cash resulting from changes in working capital consisted of a $20.0 million increase in accounts receivable and other changes in working capital of $0.8 million, partially offset by a $4.1 million increase in accrued expenses and other liabilities, a $1.3 million increase in payments to clients, a $0.4 million increase in deferred revenue and a $0.4 million increase in accrued compensation and  related benefits. Non-cash items consisted of non-cash stock-based compensation charges of $11.6 million and depreciation and amortization expense of $7.1 million.

For the nine months ended September 30, 2015, net cash used in operating activities was $22.6 million consisted of a net loss of  $23.3 million and a $14.0 million net cash outflow from changes in working capital, partially offset by $14.7 million in non-cash items. The decrease in cash resulting from changes in working capital consisted of increases in accounts receivable of $12.3 million, a $6.8 million change in other assets and other liabilities, partially offset by a $2.4 million increase in accrued expenses and other liabilities, a $2.4 million increase in accrued compensation and related benefits and other changes in working capital of $0.3 million. Non-cash items consisted of non-cash stock-based compensation charges of $9.2 million, depreciation and amortization expense of $5.2 million and a $0.3 million loss on an investment.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities of $16.2 million consisted of $12.4 million in costs related to internal-use software and content developed to support a greater number of launched programs. Additionally, leasehold improvement expenditures related to our new office operating leases were $3.7 million, and other property and equipment purchases were $0.1 million.

For the nine months ended September 30, 2015, net cash used in investing activities of $10.3 million consisted of $9.1 million in costs related to internal-use software and content developed to support a greater number of launched programs. Additionally, other property and equipment purchases were $1.2 million.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $3.8 million, consisting of $4.3 million of proceeds received from the exercise of stock options, partially offset by $0.5 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

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

We have a $25.0 million line of credit from Comerica Bank (with letters of credit reducing the aggregate amount we may borrow to $17.9 million) and no amounts were outstanding as of September 30, 2016.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on March 10, 2016.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2U, Inc.

November 3, 2016	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 3, 2016	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer