Form 10-K
period 2016-12-31
2U, Inc.
filed 2017-02-24
CIK 1459417

Use these links to rapidly review the document

2U, Inc. INDEX TO CONSOLIDATED FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36376

2U, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2335939 (I.R.S. Employer Identification No.)
7900 Harkins Road, Lanham, MD (Address of principal executive offices)	20706 (Zip Code)

(301) 892-4350
Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.001 par value per share	NASDAQ Global Select Market

          Securities registered pursuant to Section 12 (g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the 42,046,218 shares held by non-affiliates as of June 30, 2016 (computed based on the closing price on such date as reported on the NASDAQ Global Select Market) was $1,236,579,271.

          As of February 17, 2017, there were 47,229,877 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

  •
  our ability to acquire new clients and expand programs with existing clients;

  •
  our ability to execute our growth strategy in the international, undergraduate and non-degree alternative markets;

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

2U, Inc.
FORM 10-K

PART I

Item 1.    Business

Our Mission

        2U partners with great colleges and universities to build what we believe is the world's best online education. Our platform provides a comprehensive fusion of technology, services and data architecture to transform our clients, historically campus-based universities of the highest quality and rigor, into digital versions of themselves. Why should a student need to pick up their life, quit their job and move to attend a graduate program at a great university? With 2U's solutions, they don't have to anymore.

Overview

        We are a leading provider of cloud-based software-as-a-service, or SaaS, technology and technology-enabled services that enable leading nonprofit colleges and universities to deliver their degree programs at scale to students anywhere. Our SaaS technology consists of an innovative online learning environment, where our clients deliver their high-quality educational content to students in a live, intimate and engaging setting. We also provide a comprehensive suite of integrated applications, including a content management system and a customer relationship management system, that serve as the back-end infrastructure of the programs we enable. This technology is fused with technology-enabled services, including student acquisition services, content development services, student and faculty support, clinical placement services, and admissions applications advising services. This suite of technology tightly integrated with technology-enabled services, optimized with data analysis and machine learning techniques, provides a comprehensive set of capabilities that would otherwise require the purchase of multiple, disparate point solutions, and allows our clients' programs to expand and operate at scale, providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students.

        We provide the significant domain expertise and operating capacity our clients require to scale and operate successfully in the online environment. Utilizing data analysis and machine learning techniques, the technology-enabled services we provide are designed to improve enrollment and retention of our clients' students as well as to provide those students with a complete, high-quality educational experience. We have primary responsibility for identifying qualified students for our clients' programs, generating potential student interest in the programs and driving applications to the programs. We deploy sophisticated digital program marketing and student acquisition capabilities, and we work closely with our clients to help them create highly engaging multimedia instructional content for delivery through our innovative learning environment, Online Campus. We also provide the services that support the complete lifecycle of a higher education program, including advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, facilitating in-program field placements, conducting faculty recruiting, immersion support, and obtaining state regulatory approvals.

        Through our experience launching and operating programs with leading nonprofit colleges and universities, we have developed a proprietary program-selection algorithm, which enables us to systematically identify degrees at colleges and universities that we believe have the highest probability of success—for us, our clients, and their students. The algorithm not only enables us to deploy capital with greater confidence, but it also provides our clients with greater assurance of, and visibility into, program success.

        We believe that by delivering high-quality degree programs online using our solutions, our clients can improve educational outcomes and career opportunities for a larger number of students and, by doing so, broaden the global reach of their brands while maintaining their academic rigor and admissions standards. By deploying our solutions, clients give their students, who receive the same degree or credit as their on-campus counterparts and generally pay equivalent tuition, the option of pursuing their educations without potentially incurring the burden of moving, leaving existing employment or giving up family and community support networks. This can substantially reduce the total cost of obtaining a degree and lower a student's total debt burden. It can also allow students for whom relocating is not an option to obtain a higher quality education than they might be able to access in their local communities.

        Our compensation from our clients consists primarily of a specified share of the tuition and fees paid to our clients by students in the programs we enable, which we believe aligns our interests with those of our clients. This revenue model, combined with long contractual terms typically between 10 and 15 years, enables us to make the investment in technology, integration, content production, program marketing, student and faculty support and other services necessary to create large, successful programs. In addition, a significant percentage of our annual revenue is related to students returning to our clients' programs after their first semester. In the twelve months ended December 31, 2016, 62% of our revenue was related to students who had enrolled and completed their first semester prior to the start of the year. We believe this high percentage of revenue attributable to returning students contributes to the predictability and recurring nature of our business.

        We have achieved significant growth in a relatively short period of time. For the years ended December 31, 2016, 2015 and 2014, our revenue was $205.9 million, $150.2 million and $110.2 million, respectively. For the years ended December 31, 2016, 2015 and 2014, our net losses were $20.7 million, $26.7 million and $29.0 million, respectively, and our Adjusted EBITDA, a non-GAAP measure, was $4.5 million, a loss of $6.6 million and a loss of $14.8 million, respectively. For a reconciliation of Adjusted EBITDA to net loss, see "Selected Financial Data—Adjusted EBITDA." From our inception through December 31, 2016, more than 24,000 unique individuals have enrolled as students in our clients' programs, and 83% of students who have entered these programs have either graduated or remain enrolled. By the time the last of these individuals graduate or leave our clients' programs, we estimate that they will have generated more than $1.5 billion in total program tuition and fees for our clients.

Our Approach

        Our approach to providing our solutions to leading nonprofit colleges and universities is as follows:

  •
  Data-Driven Approach to Program Selection.  Through our experience launching and operating programs with leading nonprofit colleges and universities, we have developed a proprietary program-selection algorithm to drive the process for identifying new programs and clients. Our algorithm draws on a wide variety of data including the operating history of our existing programs, and is based on key market variables, including the existing market size of a degree, potential student demographics and client characteristics. We believe our approach to identifying potential programs enables us to systematically identify degrees at colleges and universities in specific geographic regions that we believe have the highest probability of success. Not only does it enable us to deploy capital with greater confidence, it also provides our clients with greater assurance of, and visibility into, program success.

  •
  Long-Term Relationships.  Our client relationships are characterized by close, ongoing collaboration with faculty and administration, as well as a deep integration between our clients' academic missions and operations and our solutions. Our compensation from our clients consists primarily of a specified share of the tuition and fees paid to our clients by students in the programs we enable, which we believe aligns our interests with those of our clients. This revenue model, combined with long contractual terms, enables us to make the investment in technology, integration, content production, program marketing, student and faculty support and other services necessary to create large, successful programs.

  •
  Bundled Technology and Services with a Focus on Quality.  We believe that our solutions offer extensive features, high configurability, an intuitive user interface and the ability to support synchronous and asynchronous learning at scale. Our technology-enabled services are tightly integrated with our SaaS technology and together they provide a broad set of capabilities that would otherwise require the purchase of multiple, disparate point solutions, and the employment of significant human resources and expertise.

  •
  Driving High Quality Student Outcomes.  We are committed to delivering the technology and services required to ensure that every student and faculty member is fully supported throughout the life of each program. This model is designed to enable our clients to deliver academic programs that align with their brands and produce positive student outcomes, not only in educational achievement but also in terms of the following key measures of success.

  •
  Net Promoter Score.    We regularly conduct Net Promoter Score® surveys with the students in each of our client programs. Net Promoter Score is a commonly used measure of customer loyalty and satisfaction. We believe that the favorable scores typically received demonstrate that we deliver our solutions in an effective and user-friendly manner.

  •
  Retention.    Our model is designed to support student satisfaction with, and retention in, our clients' programs. Through December 31, 2016, 83% of students who have ever entered our clients' programs have either graduated or remain enrolled.

  •
  First Attempt Board Pass Rates.    In client programs that lead to licensure, we track and measure first attempt board pass rates to ensure that students in our client programs are achieving their desired goals. In 2015, the first attempt board pass rate in Georgetown University's family nurse practitioner program was 97%.

  •
  Attractive Financial Model with Significant Predictability and Visibility.  We believe our financial model delivers significant operating leverage and visibility. Given the long-term nature of our contracts and the insight we receive from our program selection algorithm, we are able to benefit from increasing enrollments in clients' programs as those programs mature, leading to both revenue growth and expanding operating margins. In addition, we believe the significant portion of our revenue that is typically attributable to returning students contributes to the predictability and recurring nature of our business.

  •
  Data-Driven Approach to Marketing.  We believe that our shared marketing funnel of prospective students across our client programs in the same or similar degree verticals delivers marketing leverage that allows us to acquire additional students for the same cost. The revenue generated by those additional students allows us to deploy additional marketing spend for programs in that degree vertical to acquire even more students for those programs. In addition, we use data analytics and machine learning to ensure that our marketing efforts are focused on finding prospective students for the right programs at times when conversion is more likely.

Our Growth Strategy

        We intend to continue our industry leadership as a provider of cloud-based SaaS technology and technology-enabled services that enable leading nonprofit colleges and universities to deliver education online. Our approach to growth is disciplined and focused on long-term success. The principal elements of our strategy are to:

  •
  Add Programs in New Graduate Degree Verticals.  Add graduate-level programs with new and current clients in new degree verticals within our core market of selective colleges and universities.

  •
  Add Programs in Current Graduate Degree Verticals.  Add graduate-level programs with new and current clients in degree verticals in which we have existing programs. We believe this approach, which we refer to as our Multiple Program Vertical strategy, will enable us to leverage our program marketing investments across multiple client programs within specific academic disciplines, expanding the number of students who can access high-quality educations and significantly decreasing student acquisition costs within those disciplines.

  •
  Increase Enrollment at Existing Clients' Programs.  Increase student enrollments within the existing programs we enable for our clients. We will seek to accomplish this by acquiring an increasing number of students for our clients' existing degree programs and by diversifying and innovating our degree offerings within a program.

  •
  Grow International, Undergraduate and Non-Degree Presence.  We believe that there is significant international demand for our solutions as colleges and universities worldwide seek to extend their brands by accessing the growing global market for higher education. We also believe that there may be significant opportunities in the future to offer additional high-quality digital education experiences to undergraduate students, and students seeking non-degree alternatives, such as certificates. As we evaluate these growth strategies, we periodically consider, and are currently considering, acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our product offerings outside of our core business, extend our technological leadership or expand the markets in which we operate. We expect to continue to evaluate, and may enter into, acquisitions and investments in the future as opportunities are presented.

Our Solutions

        Our solutions consist of our cloud-based SaaS technology fused with technology-enabled services, which we optimize with data analysis and machine learning techniques. This suite of technology and services allows our clients' programs to expand and operate at scale, and provides the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students.

Proprietary, Cloud-Based SaaS Technology

Online Campus

        Our innovative online learning environment, Online Campus, enables our clients to offer high-quality educational content together with instructor-led classes in a live, intimate and engaging setting, averaging 12 students per session, all accessible through proprietary web-based and mobile applications. Online Campus allows our clients to provide a personalized learning environment for faculty and students as well as a robust online educational community.

        Online Campus powers the following:

  •
  Virtual, Live Classes and Groups.  Online Campus enables a variety of live, small-group class sessions that are accessed online. Through Online Campus, instructors can simultaneously lead video group discussions, customize the virtual classroom to their individual styles and display a variety of documents, images, charts, notes and videos. Additionally, Online Campus is available for students to collaborate in planned or ad hoc study or work groups, regardless of day or time.

  •
  Delivery of High-Quality, Engaging Content.  Through Online Campus, we and our clients collaboratively create, publish and deliver video and other asynchronous content, interactive course lectures, individual and group assignments and assessments. We have developed technology solutions to augment our content delivery capabilities, including our Bi-Directional Learning Tool, a technology we initially created to facilitate the Socratic method of teaching law.

    This technology enhances interaction between a faculty member and students, both individually and as a group, by blending asynchronous content and real-time student responses in the online environment.

Integrated Back-End Applications

        Our integrated back-end applications launch, operate and support our clients' programs, and seamlessly communicate between their existing university information technology systems and our information technology systems. In addition, these applications provide clients with real-time data and deep analytical insight related to student performance and engagement, student satisfaction, and enrollment.

        Our back-end applications include the following:

  •
  New Program Launch and Operations.  We use an application we call Central Park, which unifies our suite of applications and better automates the standup of technology infrastructure for new client programs, so that we can launch new client programs more quickly and efficiently. In addition, Central Park has a graphic interface that allows non-technology oriented employees to create a program website, initiate online applications for students and build Online Campus for a program. We also use an application we call Uber-Conf, which translates program-specific code to simplify program-specific complexity. We believe that this application simplifies not only the effort we are required to expend in launching new programs, but also enables non-technology oriented employees to support the data analytics and operational needs across our business.

  •
  University Systems Integration.  We use an application we call Port Authority, which integrates our technology with our clients' information technology systems. This application automates the student enrollment process, which allows us to more efficiently and quickly enroll students, thereby increasing our student-to-support staff ratios, while reducing the potential for human error.

  •
  Content Management System.  Our content management system enables us and our clients to author, review and deploy the asynchronous content for their online programs through Online Campus. The content management system includes a set of project management and collaboration tools that allow our clients' faculty to seamlessly integrate their work with that of our course production and content development staff.

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

Technology-Enabled Services

        We offer a comprehensive suite of technology-enabled services, many of which are optimized with data analytics and machine learning techniques, that support the complete lifecycle of a higher education program. These services include the following:

  •
  Content Development.  Leveraging our content management system, our content development staff works closely with our clients' faculty in a collaborative process to produce high-quality, engaging online coursework and content. We produce scripted and casual videos in studio and on location, transform static content into interactive materials and ultimately assemble customized online course materials for delivery through our Online Campus. While our clients retain control of and responsibility for the curricula, we work closely with them to present the content in a highly engaging manner.

  •
  Student Acquisition.  Leveraging data analytics and machine learning techniques, we provide dedicated program marketing services to drive applications for each client program. Our marketing teams develop creative assets, such as websites related to the fields of study of our clients' programs, and execute campaigns aimed at acquiring students cost-effectively. Our search engine optimization team supports our prospective student generation efforts across all of our clients' programs. Our campaigns are focused on finding the right prospective student at the right time in his or her search.

  •
  Admissions Application Advising:  Leveraging our customer relationship management deployments and other technology, our program-dedicated teams work with prospective students as they consider and apply to a client program. Once a student has submitted a completed admissions application package through the OARS portal, it is routed to and reviewed by the university admissions office, which renders the final admission decision.

  •
  Student and Faculty Support:  We augment each student's academic experience by assigning a dedicated advisor to provide ongoing individualized non-academic support. We also provide a dedicated support team that supports and trains university administration and faculty on how to use our solutions to facilitate outstanding live instruction.

  •
  In-Program Student Field Placements:  Our field placement team is dedicated to securing in-program field placement opportunities for students enrolled in our clients' programs. Leveraging a geo-location database, we work closely with faculty to identify and approve sites that meet curriculum requirements. Through December 31, 2016, our placement team has facilitated nearly 32,000 individual in-program field placements in approximately 25,000 organizations around the world.

  •
  Accessibility:  For students with disabilities, we are able to facilitate accessibility across our solutions. These include providing screen-reading technology, captioning, subtitling and voice-over descriptions for asynchronous content, and sign language interpretation and real time captioning for live classes.

  •
  State Authorization Services.  Each online program we enable for a client must comply with state authorization requirements in each state where the students enrolled in the program reside. We work with most of our clients to identify and satisfy state authorization requirements.

  •
  Immersion Support.  Many of our client programs require students to attend immersions and intensive residencies where students travel to a client's physical campus and other locations, where they can engage in collaborative learning experiences with their classmates and professors, and develop invaluable personal and professional relationships. We provide the resources and technology to support our clients in facilitating these experiences.

  •
  Faculty Recruiting.  With our solutions our clients can identify and employ highly qualified teaching faculty without geographic constraint. We effectively act as a search firm for our clients, attracting, cultivating and vetting a pool of faculty candidates for our clients. Our clients make all faculty hiring decisions, but we support them in creating a broader pool of potential faculty than they could on their own.

Benefits of Using Our Solutions

        Using our solutions, our clients can:

  •
  Extend Institutional Mission and Reach.  Extend their brands and fulfill their missions by delivering high-quality education programs online to students anywhere in the world while maintaining their academic rigor and admissions standards. Our clients are able to reach students who otherwise may not have been able to enroll in their programs, thereby furthering their marketplace recognition and extending their institutional presence beyond geographic limitations.

  •
  Increase Revenue.  Increase their overall enrollments significantly, thereby growing their tuition revenue. Students who enroll in the programs we enable generally pay the same tuition as on-campus students.

  •
  Increase Scalability.  Extend beyond their physical boundaries and capacity constraints to scale programs without the investment typically required to acquire, educate and service incremental on-campus students. Our clients can focus on providing high quality, rigorous education at scale without needing to address the increased operational complexity related to delivering online education to students anywhere in the world.

  •
  Deliver a Differentiated, Engaging Learning Environment.  Leverage advanced software technology to enable highly interactive learning experiences through Online Campus. Instructors are able to lead live, intimate discussions in seminar-style classes with an average of 12 students per session. Students are able to access Online Campus using proprietary web-based and mobile applications and engage with rich, multimedia-based educational content. We believe that this dynamic, interactive learning environment is more engaging and impactful than traditional educational environments or other approaches to online education, encouraging students to remain in our clients' programs through graduation.

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

Technology

        Our cloud-based SaaS technology is designed to deliver an exceptional end-user experience in a secure environment. To increase the speed at which we develop and enhance our solutions, we use open-source technology and custom development of our own instructional design tools and learning components.

        Our technology stack resides completely in the cloud, with a high level of security and horizontal scalability. We work with Amazon Web Services, our cloud hosting provider, to ensure high levels of redundancy and general preparedness. We have the ability to manage hundreds of server instances in Amazon Web Services and elsewhere through our automated deployment technologies.

        Our application programming interface, or API, is at the core of all of our SaaS technology providing a standardized way to provision, manage, engage and deliver content to students, faculty and administrators. The API supports advanced analytics that allow us to search and analyze student usage data to evaluate course content, inform continuous technology development and improve user experiences. The API manages authentication and access for our entire technology stack and is designed to manage and interface with new technologies as they are introduced.

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

New Program Pipeline

        We dedicate the bulk of our program marketing and sales efforts to acquiring students for our clients' programs, and have developed highly sophisticated internet-based program marketing and student acquisition capabilities. However, we do maintain a small sales team targeted at new client or program acquisition. Our new clients and programs are largely generated through a direct approach to selected colleges and universities and we use a proprietary program selection algorithm to develop our pipeline of target programs based on a combination of degree vertical, college or university and geographic region. This data-centric model uses internally generated, publicly available and purchased data on degree vertical size, selectivity, student demographics, competition and other factors to identify opportunities we believe will have the best prospects of long-term success.

Clients

        Our clients are leading nonprofit colleges and universities who primarily use our solution to offer full graduate degree programs online. We have grown our client and program base significantly since our inception from one client with one program in 2008 to 17 clients with 38 programs today. A full listing of all 38 announced programs can be found at investor.2u.com. Through our uncompromising focus on quality and deep understanding of the higher education environment, we believe we have become not only a valued provider of the technology and services our clients use to implement and manage their critical online education operations, but also a trusted steward of their brands. We currently have announced long-term client contracts with 17 universities and colleges to operate a total of 38 programs. At the end of 2016, we had launched 24 programs in 17 different degree verticals. In 2017, we plan to launch the following ten programs:

University/School	Program Name	Expected Program Launch Date
The George Washington University—Milken Institute School of Public Health	HealthInformatics@GW	January 2017
Syracuse University—Maxwell School of Citizenship and Public Affairs	ExecutiveMPA@Syracuse	July 2017
University of Southern California—Jimmy Iovine and Andre Young Academy for Arts, Technology and the Business of Innovation	Design@USC	August 2017
Vanderbilt University—Peabody College of Education and Human Development	Peabody Online	September 2017
Pepperdine University—School of Law	Law@Pepperdine	September 2017
New York University—Steinhardt School of Culture, Education, and Human Development	OT@NYU	September 2017
New York University—Steinhardt School of Culture, Education, and Human Development	Counseling for Mental Health and Wellness	September 2017
Syracuse University	DataScience@Syracuse	October 2017
University of Dayton—School of Business Administration	MBA@Dayton	October 2017
Pepperdine University—Graduate School of Education and Psychology	Psychology@Pepperdine	October 2017

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

        Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the years ended December 31, 2016 and 2015, 34% and 43%, respectively, of our revenue was derived from these two programs. We expect that these programs will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels.

        We have a contract with the USC Rossier School of Education, or Rossier, to enable various education programs, including a Master of Arts in Teaching program, or MAT program, a Doctor of

Education program and a Master of Education in School Counseling program. We also have contracts with the USC Suzanne Dworak-Peck School of Social Work to enable both a Master of Social Work (MSW) program and a Master of Nursing program. We amended our contract with Rossier in April 2016 and our contract with the School of Social Work for the MSW program in November 2015. Under the terms of each amended contract, the initial terms expire on June 30, 2030, we are entitled to a specified percentage of the net program proceeds, which is reduced over time, and we agreed to provide fixed and contingent cash payments over time.

        Both contracts provide for automatic renewal for successive three-year terms unless either party gives one-year notice of non-renewal, and liquidated damages if Rossier or the School of Social Work, as the case may be, fails to renew its respective contract after any term.

        Our programs with Simmons College accounted for 18% and 16% of our revenue for the years ended December 31, 2016 and 2015, respectively. Our programs with the University of North Carolina accounted for 11% and 12% of our revenue for the years ended December 31, 2016 and 2015, respectively.

Competition

        The overall market for technology solutions that enable higher education providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of students and educators and frequent introductions of new methods of delivering education online. Several competitors provide solutions that compete with some of the capabilities of our solutions. Two such competitors, EmbanetCompass and Deltak, were acquired in 2012 by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. There are also several private companies, including HotChalk and Everspring Partners, providing some or all of the services we provide, and these companies may choose to pursue some of the institutions we target. In addition, nonprofit colleges and universities may elect to continue using or develop their own online learning solutions in-house.

        We expect that the competitive landscape will expand as the market for online programs at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:

  •
  brand awareness and reputation;

  •
  ability of online programs to deliver desired student outcomes;

  •
  robustness and evolution of technology offering;

  •
  breadth and depth of service offering;

  •
  ability to invest in launching and operating programs;

  •
  expertise in program marketing, student acquisition and student retention;

  •
  quality of user experience;

  •
  ease of deployment and use of solutions;

  •
  level of customization, configurability, integration, security, scalability and reliability of solutions; and

  •
  quality of client base and track record of performance.

        We believe we compete favorably on the basis of these factors. Our ability to remain competitive will depend, to a great extent, upon our ability to consistently deliver high-quality technology solutions, meet client needs for content development, and acquire, support and retain students who achieve high-quality outcomes.

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

        Portions of our solutions rely upon third-party licensed intellectual property.

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

        The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE's regulations. Our business model and contractual arrangements with client institutions closely follow Example 2-B in the DCL. In addition, we assure that none of our "covered employees" is paid any bonus or other incentive compensation in violation of the rule.

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

        Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission (FTC) applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. As a result, we and our employees and subcontractors, as agents of our clients, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our clients. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our clients before they are used by our employees and we carefully monitor our subcontractors.

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

State Laws and Regulations

        Each state has at least one licensing agency responsible for the oversight of educational institutions operating within its jurisdiction. Continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas or certificates in those states. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs. State attorneys general are also active in enforcing education laws, and the level of regulatory oversight varies substantially from state to state.

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

        As part of the program integrity rules, the DOE required, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to the DOE upon request. This regulation dramatically increased the importance of state authorization because failure to obtain it could result in an obligation to return federal funds received by an institution. The U.S. Court of Appeals for the District of Columbia struck down the regulations requiring proof of state approval for online education programs in 2012 on procedural grounds; however, the DOE promulgated similar replacement regulations in December 2016, with an effective date of July 1, 2018. However, it is the policy of DOE to require proof of all necessary state approvals when an institution seeks to renew its authorization to participate in the Title IV programs.

        We monitor state law developments closely and work closely with our clients to assist them with obtaining any required approvals.

Other Laws

        Our activities on behalf of institutions are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the FTC, as well as federal and state data protection and privacy requirements.

Employees

        As of December 31, 2016, we had 1,119 full-time employees and 90 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Facilities

        Our headquarters are located in Lanham, Maryland where we occupy approximately 153,000 square feet under a lease that expires in 2028. We also currently lease approximately 94,000 square feet in Landover, Maryland, in connection with our former corporate headquarters, which expires in July, 2018.

        In February 2017, we signed a lease for new office space in Brooklyn, New York, which we expect to occupy in 2018 after we vacate our current offices in New York City. The lease covers three floors totaling approximately 80,000 square feet and will expire approximately eleven years and nine months after the lease commencement date. We expect that the new space will allow us to accommodate our growth in the local area.

        We also currently lease an aggregate of approximately 114,000 square feet of space in New York, California, Colorado, North Carolina, Virginia and Hong Kong. We believe that our current facilities are suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Available Information

        You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at investor.2u.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

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

        We incurred net losses of $20.7 million, $26.7 million and $29.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs and increase our program marketing and sales efforts to drive the acquisition of potential students in these programs. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

Our business depends heavily on the adoption by colleges and universities of online delivery of their programs. If we fail to attract new colleges and universities as clients, our revenue growth and profitability may suffer.

        The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities for their offering of degree programs online. In particular, to engage new clients, we need to convince nonprofit colleges and universities, many of which have been educating students in generally the same types of on-campus programs for hundreds of years, to invest significant time and resources to adjust the manner in which they teach students for an online degree program. The delivery of degree-granting programs online at leading nonprofit colleges and universities is nascent, and many administrators and faculty members have expressed concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high-quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and there can be no assurance that online programs of the kind we develop with our clients will ever achieve significant market acceptance.

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

  •
  Ineffective program marketing efforts.  We invest substantial resources in developing and implementing data-driven program marketing strategies that focus on identifying the right potential student at the right time. Our program marketing efforts make substantial use of search engine optimization, paid search and custom website development and deployment and we rely on a small number of internet search engines and marketing partners. If our execution of this strategy proves to be inefficient or unsuccessful in generating a sufficient quantity of high-quality prospective students, or if the costs associated with the execution of this strategy increase, our revenue could be adversely affected.

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

Disruption to or failures of our SaaS technology could reduce client and student satisfaction with our clients' programs and could harm our reputation.

        The performance and reliability of our SaaS technology is critical to our operations, reputation and ability to attract new clients, as well as our student acquisition and retention efforts. Our clients rely on this technology to offer their programs online, and students access this technology on a frequent basis as an important part of their educational experience. Accordingly, any errors, defects, disruptions or other performance problems with our SaaS technology could damage our or our clients' reputations, decrease student satisfaction and retention and impact our ability to attract new students and clients. If any of these problems occur, our clients may, following notice and our failure to cure, terminate their agreements with us, or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our SaaS technology could adversely affect our and our clients' compliance with applicable regulations and accrediting body standards.

Our market may be limited based on the types of nonprofit colleges and universities we target for online degree programs.

        We primarily market our integrated solution to selective nonprofit colleges and universities, a market that is necessarily limited. Some of the contracts we enter into with our clients contain limitations on our ability to contract with other institutions to offer the same degree program, and maintaining good relations with our clients may mean that we may be less likely to approach certain institutions that they regard as their direct competitors to offer similar programs, even if we are allowed to do so under our contracts. Moreover, because of the long-term nature of our client contracts, and because of the relationships of trust we strive to build with our current clients, we generally will not be able or willing to terminate our existing client relationships to pursue a competitive program with another college or university, even if it may prove to be more profitable to us. Instead, we may continue with a program that does not generate expected levels of revenue to us, or one from which we may not be able to fully recover the program marketing and sales expenses we incur in attracting students to enroll in the program, if, for example, the client limits enrollment in the program. As a result, the nature of our contracts and our relationships with our clients could restrict the overall revenue potential of our business.

We have agreed to incur, and we may incur in the future, costs to terminate some or all of the exclusivity obligations in certain of our client contracts.

        Certain of our client contracts limit our ability to enable competitive programs with other schools. We have determined that enabling some of these contractually prohibited competitive programs may be part of our business strategy. To eliminate some or all of the exclusivity obligations in certain clients' contracts with us, we have agreed with certain clients to do some or all of the following: make fixed and contingent cash payments over time, reduce our revenue share over time, and/or make minimum investments in marketing under certain conditions.

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

Our clients may disagree with our decision to offer competitive programs under the contracts we have with them.

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

        The process of identifying specific degree programs at the selective nonprofit colleges and universities, and then negotiating contracts with potential clients, is complex and time-consuming. Because of the initial reluctance on the part of some nonprofit colleges and universities to embrace a new method of delivering their education services and the complicated approval process within universities, our sales process to attract and engage a new client can be lengthy. Depending on the particular college or university, we may face resistance from university administrators or faculty members during the process.

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

        To launch a new program, we must integrate components of our solutions with the various student information and other operating systems our clients use to manage functions within their institutions. In addition, our content development staff must work closely with that client's faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process of launching a new program is time-consuming and costly and, under our agreements with our clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue. Additionally, during the life of our client agreements, we are responsible for the costs associated with continued program marketing, maintaining our SaaS technology and providing non-academic and other support for students enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a client, and there is no guarantee that we will ever recoup these costs.

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

        Our continued growth and profitability depends on our and our clients' ability to successfully scale newly launched programs. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team and our technology and content development teams. If we cannot adequately train these new employees, we may not be successful in acquiring potential students for our clients' programs, which would adversely impact our ability to generate revenue, and our clients and the students in their programs could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new client programs, our clients' and their students' experiences may suffer, which could damage our reputation among colleges and universities and their faculty and students.

        In addition, if our clients cannot quickly develop the infrastructure and hire sufficient faculty and administrators to handle growing student enrollments, our clients' and their students' experiences with our solutions may suffer, which could damage our reputation among colleges and universities and their faculty and students.

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

  •
  successfully introduce new features and enhancements and maintain a high level of functionality in our SaaS technology; and

  •
  deliver high-quality support to our clients and their faculty and students.

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

        Once a student is enrolled in a program, we and our client must retain the student over the life of the degree program to generate ongoing revenue. Our strategy involves offering high-quality support to students enrolled in our clients' programs to support their retention. If we do not help students quickly resolve any educational, technological or logistical issues they encounter, otherwise provide effective ongoing support to students or deliver the type of high-quality, engaging educational content that students expect, students may withdraw from the program, which would negatively impact our revenue.

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

We currently have, and for the foreseeable future expect to continue to have, a small number of programs that contribute a meaningful portion of our revenue and generate positive earnings and cash flow. Therefore we expect that the loss, or material underperformance, of any one of these programs could hurt our future financial performance.

        Of the programs we operate, only a small number contribute a significant portion of our revenue and generate positive earnings and cash flow. As a result, the material underperformance of any one of these programs could have a disproportionate effect on our business.

A significant portion of our revenue is currently attributable to programs with the University of Southern California. The loss of, or a decline in enrollment in, either of these programs could significantly reduce our revenue.

        Our two longest running programs, launched in 2009 and 2010, are with the University of Southern California, or USC. For the years ended December 31, 2016 and 2015, 34% and 43%, respectively, of our revenue was derived from these two programs. We expect that these programs will continue to account for a large portion of our revenue until our other client programs become more mature and achieve significantly higher enrollment levels. Any decline in USC's reputation, any increase in USC's tuition, or any changes in USC's policies could adversely affect the number of students that enroll in these two programs. Further, the faculty or administrators of these two schools could become resistant to offering their online programs through our solutions, making it more difficult for us to attract and retain students. These graduate schools are not required to expand student enrollment in their online programs and, upon the expiration of their contracts, they are not required to continue using us as the provider of their online programs. If either of these programs were to materially underperform for any reason or to terminate or not renew their relationships with us, it would significantly reduce our revenue.

The loss, or material underperformance, of any one of our programs could harm our reputation, which could in turn affect our profitability.

        We rely on our reputation for delivering high-quality online programs and recommendations from existing clients to attract potential new clients. Therefore, the loss of any single client program, or the failure of any client to renew its agreement with us upon expiration, could harm our reputation and impair our ability to pursue our growth strategy and ultimately to become profitable.

If our security measures are breached or fail and result in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.

        Maintaining security of our SaaS technology is of critical importance for our clients because it stores and transmits proprietary and confidential university and student information, which may include sensitive personally identifiable information that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our SaaS technology, including unauthorized activity and access, system viruses, worms, malicious code and organized cyberattacks, any of which could breach our security and disrupt our solutions and our clients' programs. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new clients and students, cause existing clients to scale back their programs or elect not to renew their agreements, cause prospective students not to enroll or students to stay enrolled in our clients' programs, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

        We have experienced rapid growth in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our program marketing and sales personnel, technology team, finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to manage this expansion of our business efficiently, our costs and expenses may increase more than we plan and we may not successfully expand our client base, enhance our solutions, develop new programs with new and existing clients, attract a sufficient number of qualified students in a cost-effective manner, satisfy the requirements of our existing clients, respond to competitive challenges or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate in the future.

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

We may expand by acquiring or investing in other companies, which may divert our management's attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.

        We may in the future acquire complementary products, services, technologies or businesses. We also may enter into relationships with other businesses to expand our ability to provide our solutions in the United States and in international markets. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

        An acquisition, investment, or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company's technology is not compatible with ours, or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Additionally, we may encounter difficulties integrating the acquired companies with our standardized accounting systems as necessary to provide us with the accounting controls needed to comply with our continued financial reporting requirements as a public company. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Any problems or delays associated with the integration or the failure to complete the integrations on a timely basis could adversely affect our ability to report financial information, including the filing of our quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire. For one or more of those transactions, we may:

  •
  issue additional equity securities that would dilute our shareholders;

  •
  use cash that we may need in the future to operate our business;

  •
  incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations;

  •
  incur large charges or substantial liabilities; or

  •
  become subject to adverse tax consequences.

        Any of these outcomes could harm our business and operating results.

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

        Our primary competitors include EmbanetCompass and Deltak, which were acquired in 2012 by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. There are also several private companies, including HotChalk and Everspring, providing some or all of the services we provide, and these companies may choose to pursue some of the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our solutions.

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

        We believe that our existing cash balances and the available borrowing capacity under our revolving line of credit, will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new programs or enhance our solutions. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we have borrowings outstanding under our credit facility, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

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

Future programs or other offerings with colleges and universities outside the United States could expose us to risks inherent in international operations.

        One element of our growth strategy is to expand our international operations and establish a worldwide client base. We cannot assure you that our expansion efforts into international markets will be successful. Our experience with attracting clients in the United States may not be relevant to our ability to attract clients in other emerging markets. In addition, we would face risks in doing business internationally that could constrain our operations and compromise our growth prospects, including:

  •
  the need to localize and adapt online degree programs or other offerings for specific countries, including translation into foreign languages and ensuring that these programs enable our clients to comply with local education laws and regulations;

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

  •
  unstable regional and economic political conditions; and

  •
  fluctuations in currency exchange rates or restrictions on foreign currency.

We might not be able to utilize a portion of our net operating loss carryforwards, which could adversely affect our profitability.

        As of December 31, 2016, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We have completed an analysis of the stock ownership changes through December 31, 2016, and determined that a greater than 50% ownership change of one or more of its 5-percent shareholders occurred. Absent a subsequent ownership change, all of our net operating losses subject to the ownership change should be available. Therefore, despite the fact that an ownership change occurred, such change is not expected to limit our ability to utilize carryforward net operating losses before expiration. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it would harm our future financial statement results by increasing our future tax obligations.

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

        The process of re-authorization of the HEA began in 2014 and is ongoing. Congressional hearings were held in 2013-2016 and will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters.

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

        We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a client's program, a client's financial charges or the employability of a client's program graduates. A violation of this rule, FTC rules or other federal or state regulations applicable to our marketing activities by an employee, subcontractor or agent performing services for clients could hurt our reputation, result in the termination of client contracts, require us to pay fines or other monetary penalties or require us to pay the costs associated with indemnifying a client from private claims or government investigations.

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

        In addition, if we or any of our clients fail to comply with any state agency's rules, regulations or standards beyond authorizations, the state agency or state attorney general could limit the ability of the client to offer programs in that state or limit our ability to perform our contractual obligations to our client in that state.

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

        A substantial portion of our cloud-based SaaS technology incorporates so-called "open source" software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us to offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

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

  •
  costs necessary to improve and maintain our SaaS technology; and

  •
  changes in the prospects of the economy generally, which could alter current or prospective clients' or students' spending priorities, or could increase the time it takes us to launch new client programs.

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

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters are located in Lanham, Maryland where we occupy approximately 153,000 square feet under a lease that expires in 2028. We also currently lease approximately 94,000 square feet in Landover, Maryland, in connection with our former corporate headquarters, which expires in July, 2018.

        In February 2017, we signed a lease for new office space in Brooklyn, New York, which we expect to occupy in 2018 after we vacate our current offices in New York City. The lease covers three floors totaling approximately 80,000 square feet and will expire approximately eleven years and nine months after the lease commencement date. We expect that the new space will allow us to accommodate our growth in the local area.

        We also currently lease an aggregate of approximately 114,000 square feet of space in New York, California, Colorado, North Carolina, Virginia and Hong Kong. We believe that our current facilities are suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$27.50	$29.87	$38.91	$38.49
Low	14.94	21.76	28.78	29.34

	2015
	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
High	$25.77	$33.01	$39.69	$35.72
Low	16.69	24.20	29.18	18.81

*
Beginning on March 28, 2014

        As of February 17, 2017, there were 46 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 28, 2014 (the date of our initial public offering) and December 31, 2016, with the comparative cumulative total return of such amount over the same period on (i) the NASDAQ Composite Index, (ii) the S&P North American Technology Software Index and (iii) the Russell 3000 Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on March 28, 2014 of $13.98 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.

 Comparison of Cumulative Total Return
Through December 31, 2016
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

Use of Proceeds from Offering of Common Stock

September 2015 Public Offering

        On September 30, 2015, we sold 3,625,000 shares of our common stock to the public, including 525,000 shares sold pursuant to the underwriters' over-allotment option. We received net proceeds of $117.1 million, which we intend to use for general corporate purposes.

Item 6.    Selected Financial Data

        See the information for the years 2012 through 2016 contained in the table titled "Selected Financial Data," which is included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Information on page 50 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Information on page 50 hereof.

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

Interest Rate Risk

        We are subject to interest rate risk in connection with potential borrowings available under our bank line of credit which was procured in December 2013 and amended in January 2017. Borrowings under the revolving line of credit bear interest at variable rates. Increases in LIBOR or our lender's prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of December 31, 2016.

Foreign Currency Exchange Risk

        All of our current client contracts are denominated in U.S. dollars. Therefore, we have minimal, if any, foreign currency exchange risk with respect to our revenue.

        We have a branch office in Hong Kong for program marketing and student support and incur expenses related to its operations. The functional currency of this office is Hong Kong dollars, which exposes us to changes in foreign currency exchange rates. Hong Kong dollar currency rates have historically been tied to the U.S. dollar, however. In addition, because of the small size of our Hong Kong office and the relatively nominal amount of our expenses denominated in Hong Kong dollars, we do not expect any material effect on our financial position or results of operations from fluctuations in exchange rates. However, our exposure to foreign currency exchange risk may change over time as business practices evolve or we expand internationally, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results.

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

Item 8.    Financial Statements and Supplementary Data

        See the Company's consolidated financial statements at December 31, 2016, and for the periods then ended, together with the report of KPMG LLP thereon and the information contained in Note 14 in said consolidated financial statements titled "Quarterly Financial Information (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Information on page 50 hereof.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed by our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 9B.    Other Information

        Not applicable.

 PART III

        We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders or our 2017 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions "Board of Directors and Committees," "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference to the sections of our 2017 Proxy Statement under the captions "Transactions with Related Parties" and "Director Independence."

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is hereby incorporated by reference to the section of our 2017 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   Exhibits

        See the Exhibit Index immediately following the Selected Financial Data of this Annual Report on Form 10-K.

(b)   Financial Statements

        See the Index to Consolidated Financial Information on page 50 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

2U, Inc. February 24, 2017
By:	/s/ CHRISTOPHER J. PAUCEK
	Name:	Christopher J. Paucek
	Title:	Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. PAUCEK Christopher J. Paucek	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
/s/ CATHERINE A. GRAHAM Catherine A. Graham	Chief Financial Officer (Principal Financial Officer)	February 24, 2017
/s/ ANDREA PAPACONSTANTOPOULOS Andrea Papaconstantopoulos	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
/s/ PAUL A. MAEDER Paul A. Maeder	Director and Chairman of the Board	February 24, 2017
/s/ MARK J. CHERNIS Mark J. Chernis	Director	February 24, 2017
/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 24, 2017
/s/ JOHN M. LARSON John M. Larson	Director	February 24, 2017

Signature	Title	Date

/s/ CORETHA M. RUSHING Coretha M. Rushing	Director	February 24, 2017
/s/ ROBERT M. STAVIS Robert M. Stavis	Director	February 24, 2017
/s/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	February 24, 2017
/s/ EARL LEWIS Earl Lewis	Director	February 24, 2017
/s/ EDWARD S. MACIAS Edward S. Macias	Director	February 24, 2017

2U, Inc.

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

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

Overview

        We are leading provider of cloud-based software-as-a-service, or SaaS, technology and technology-enabled services that enable leading nonprofit colleges and universities to deliver their degree programs at scale to students anywhere. Our SaaS technology consists of an innovative online learning environment, where our clients deliver their high-quality educational content to students in a live, intimate and engaging setting. We also provide a comprehensive suite of integrated applications, including a content management system and customer relationship management, that serve as the back-end infrastructure of the programs we enable. This technology is fused with technology-enabled services, including student acquisition services, content development services, student and faculty support, clinical placement services, and admissions applications advising services, each of which we optimize with data analysis and machine learning techniques. This suite of technology and services allows our clients' programs to expand and operate at scale, providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students.

        We have achieved significant growth in a relatively short period of time. Full course equivalent enrollments in our clients' programs grew from 41,034 during the twelve months ended December 31, 2014 to 77,344 during the twelve months ended December 31, 2016, representing a compound annual growth rate of 37%. From our inception through December 31, 2016, more than 24,000 unique individuals have enrolled as students in our clients' programs. For the years ended December 31, 2016, 2015 and 2014, our revenue was $205.9 million, $150.2 million and $110.2 million, respectively. However, because we must incur significant technology, content development, program marketing and sales expenses well in advance of generating revenue under a new client program, we have a history of losses despite our revenue growth. In order to become profitable, our revenue from existing client programs will need to increase at a rate faster than the expenses we will incur in connection with the launch of new client programs.

        We believe our business strategy will continue to offer significant opportunities for growth, but it also presents a number of risks and challenges. In particular, to remain competitive, we will need to continue to innovate in a rapidly changing landscape for the application of technology like ours to the delivery of higher education. As described above, we have added, and we intend to continue to add, programs with new and existing clients in a number of new and existing degree verticals each year. We also have increased and intend to continue to increase new student enrollments at existing client programs. To do so, we will need to convince new clients as to the quality and value of our solutions, cost-effectively identify qualified students for our clients' programs and help our clients retain those students once enrolled. We must also be able to successfully execute our business strategy while navigating constantly changing higher education laws and regulations applicable to our clients and, in some cases to ourselves, particularly the incentive compensation rule that generally prohibits making incentive payments related to student acquisition. We seek to ensure that addressing all of these risks and challenges does not divert our management's attention from continuing to build on the strengths that we believe have driven the growth of our business over the last several years. We believe our focus on delivering our bundle of technology and services, maintaining the integrity of our clients' educational brands and enabling strong student outcomes will contribute to the success of our business. However, we may not be successful in addressing and managing the many challenges and risks that we face.

Our Business Model

        The key elements of our business model are described below.

Revenue Drivers and Predictability

        Substantially all of our revenue is derived from revenue-share arrangements with our clients, under which we receive a contractually specified percentage of the amounts students pay them in tuition and other fees. Accordingly, the primary driver of our revenue growth is the increase in the number of student course enrollments in our clients' programs. This in turn is influenced primarily by three factors:

  •
  our ability to increase the number of programs offered by our clients, either by adding new clients or by expanding the number of client programs;

  •
  our ability to identify and acquire prospective students for our clients' programs; and

  •
  our ability, and that of our clients, to retain the students who enroll in their programs.

        In the near term, we expect the primary drivers of our financial results to continue to be our first two programs with the University of Southern California, which are our longest running programs, which we launched in 2009 and 2010, and our programs with Simmons College, which launched between 2013 and 2016. For the years ended December 31, 2016, 2015 and 2014, 34%, 43% and 55%, respectively, of our revenue was derived from the two University of Southern California programs. For the years ended December 31, 2016, 2015 and 2014, 18%, 16% and 8%, respectively, of our revenue was derived from the Simmons College programs. We expect that the two programs with the University of Southern California and our programs with Simmons College will continue to account for a large portion of our revenue even though that portion should decline as other client programs become more mature and achieve higher enrollment levels.

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

        We typically identify prospective students for our clients' programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our clients' programs and those who have graduated, the average time from our initial prospective student acquisition to initial enrollment was approximately seven months. For the students who have graduated from these programs, the average time from initial enrollment to graduation was 22 months. Based on the student retention rates and patterns we have observed in our clients' programs, we estimate that, for our current programs, the average time from a student's initial enrollment to graduation will be approximately two years.

        Accordingly, our program marketing and sales expense in any period is an investment we make to generate revenue in future periods. Likewise, revenue generated in any period is largely attributable to the investment made in student acquisition activities in earlier periods. Because program marketing and sales expense in any period is almost entirely unrelated to revenue generated in that period, we do not believe it is meaningful to directly compare the two. We believe that the total revenue we will receive over time related to students who enroll in our clients' programs as a result of current period program marketing and sales expense, will be significantly greater as a multiple of that current period expense than is implied by the multiple of current period revenue to current period program marketing and sales expense as expressed in our financial statements. Further, we believe that our program marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs increases.

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

Components of Operating Results and Results of Operations

Full-Year 2016 Highlights

  •
  Revenue was $205.9 million, an increase of 37.1% from $150.2 million for the year ended December 31, 2015.

  •
  Net loss was $(20.7) million, or $(0.44) per share, compared to $(26.7) million, or $(0.63) per share for the year ended December 31, 2015.

  •
  Adjusted EBITDA was $4.5 million, compared to an adjusted EBITDA loss of $(6.6) million for the year ended December 31, 2015.

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

        We also offered rebates to a limited group of students who enrolled in a specific client program between 2009 and 2011, which we will be required to pay to such students if they complete their degrees and pre-specified, post-graduation work requirements within a defined period of time after graduation. For students in this group who are still enrolled in the program, we accrue the rebate liability as they continue through the program towards graduation. In addition, all students in this group are required to certify to us each September as to their continuing eligibility for these rebates. For those students who do not make such certification and are therefore no longer eligible for the rebate, because, for example, they have failed to meet their post-graduation work requirements, we reduce the allowance accordingly at that time. As of December 31, 2016 and 2015, 61 and 81 students, respectively, remained eligible to receive these rebates. These rebates and refunds offset the net program proceeds that we recognize as revenue.

        In addition to providing access to our SaaS technology, we provide technology-enabled services that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities and facilitating in-program field placements. We have determined that no individual deliverable has standalone value upon delivery and, therefore, the multiple deliverables within our arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting and we recognize revenue from the entire arrangement over the term of the service period.

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

        Revenue for the year ended December 31, 2016 was $205.9 million, an increase of $55.7 million, or 37.1%, from $150.2 million for the year ended December 31, 2015. The increase was primarily attributable to a 35.6% increase in period-over-period full course equivalent enrollments in our client programs, from 57,019 for the year ended December 31, 2015 to 77,344 for the year ended December 31, 2016. Of the increase in full course equivalent enrollments, 476, or 2.3% of the total increase, were attributable to client programs launched during the 12 months ended December 31, 2016.

        Revenue for the year ended December 31, 2015 was $150.2 million, an increase of $40.0 million, or 36.2%, from $110.2 million for the year ended December 31, 2014. The increase was primarily attributable to a 39.0% increase in period-over-period full course equivalent enrollments in our client programs, from 41,034 for the year ended December 31, 2014 to 57,019 for the year ended December 31, 2015. Of the increase in full course equivalent enrollments, 3,354, or 21.0% of the total increase, were attributable to client programs launched during the 12 months ended December 31, 2015.

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

        Non-cash stock-based compensation expense is a component of compensation cost within each of the four cost and expense categories described above. In early 2014, the Compensation Committee of our Board of Directors approved a framework for granting equity awards under our 2014 Equity Incentive Plan. Under this framework, the majority of our equity awards are made on or around April 1 of each year and typically have four-year vesting periods. As such, non-cash stock-based compensation expense is expected to continue to increase year-over-year until four years after the initial early-2014 grants.

        Servicing and support.    Servicing and support expense consists primarily of cash and non-cash stock-based compensation costs related to program management and operations, as well as costs for technical support for our SaaS technology and faculty and student support. It includes costs to facilitate in-program field placements, student immersions and other student enrichment experiences and costs to assist our clients with their state compliance requirements. It also includes software licensing, telecommunications and other costs to provide access to our SaaS technology for our clients and their students.

        Servicing and support costs for the year ended December 31, 2016 were $41.0 million, an increase of $9.0 million, or 27.9%, from $32.0 million for the year ended December 31, 2015. This increase was due primarily to a $5.4 million increase in cash compensation costs, a $1.0 million increase in non-cash stock-based compensation costs and a $0.5 million increase in travel and related expenses as we increased our headcount in this area by 26% to serve a growing number of students and faculty in existing and new client programs and a $0.9 million increase in costs associated with student immersion courses and on-campus initiatives. Additionally, software licensing costs increased by $0.7 million, while other servicing and support costs increased $0.5 million. As a percentage of revenue, servicing and support costs decreased from 21.4% for the year ended December 31, 2015 to 19.9% for the same period of 2016, as client programs continued to mature and greater operational efficiencies were achieved.

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

        Technology and content development.    Technology and content development expense consists primarily of cash and non-cash stock-based compensation and outsourced services costs related to the ongoing improvement and maintenance of our SaaS technology, and the developed content for our client programs. It also includes the costs to support our internal infrastructure, including our cloud-based server usage. Additionally, it includes the associated amortization expense related to capitalized technology and content development costs, as well as hosting and other costs associated with maintaining our SaaS technology in a cloud environment.

        Technology and content development costs for the year ended December 31, 2016 were $33.3 million, an increase of $6.1 million, or 22.3%, from $27.2 million for the year ended December 31, 2015. This increase was due primarily to a $0.8 million increase in cash compensation costs (net of amounts capitalized for technology and content development), a $0.8 million increase in non-cash stock-based compensation costs, a $0.5 million increase in employee technological equipment expenditures and a $0.3 million increase in travel and related expenses, as we increased our headcount in this area by 31% to support the launch of new client programs and scaling of existing programs. Additionally, the increase in the number of courses that have been developed for our client programs resulted in $1.8 million of higher amortization expense associated with our capitalized technology and content development costs and higher cloud-based hosting services of $0.7 million. Finally, technology consulting expense increased by $0.1 million, while other technology and content development expense increased by $1.1 million. As a percentage of revenue, technology and content development costs decreased from 18.1% for the year ended December 31, 2015 to 16.2% for the same period of 2016, as we have continued to achieve scale.

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

        Program marketing and sales expense for the year ended December 31, 2016 was $106.6 million, an increase of $23.7 million, or 28.6%, from $82.9 million for the year ended December 31, 2015. This increase was due primarily to a $11.6 million increase in direct internet marketing costs to acquire students for our clients' programs. Additionally, cash compensation costs increased by $8.0 million, non-cash stock-based compensation costs increased by $0.3 million, rent expense increased by $1.0 million and travel and related expenses increased by $0.6 million as we increased our headcount in this area by 21% to acquire students for, and drive revenue growth in, new client programs. Finally, advertising expenses increased by $0.7 million, depreciation and amortization of fixed assets increased by $0.4 million, and other program marketing and sales expenses increased by $1.1 million to support our program marketing efforts. As a percentage of revenue, program marketing and sales expense decreased from 55.2% for year ended December 31, 2015 to 51.8% for the same period of 2016, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

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

        General and administrative expense for the year ended December 31, 2016 was $46.0 million, an increase of $11.9 million, or 34.9%, from $34.1 million for the year ended December 31, 2015. This increase was due primarily to a $4.3 million increase in cash compensation costs and a $2.0 million increase in non-cash stock-based compensation costs as we increased in our headcount in this area by 35% to support our growing business. Further, software expenses primarily related to the implementation of our enterprise resource planning system integration increased by $2.5 million, employee education benefits increased by $2.5 million, accounting services and other professional fees increased by $1.1 million and other general and administrative costs increased by $0.5 million. These increases were partially offset by a $1.0 million signing bonus of a key executive in June 2015, which consisted of cash and a common stock award signing bonus. As a percentage of revenue, general and administrative expense decreased slightly from 22.7% for the year ended December 31, 2015 to 22.4% for the same period of 2016.

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

        The fair value of our preferred stock warrant liability was reassessed at the end of each reporting period and any increase in fair value was recognized in other expense, while any decrease in fair value was recognized in other income. Upon completion of our initial public offering, or IPO, the preferred stock warrants automatically became warrants to purchase common stock. At that time, we reclassified the preferred stock warrant liability to additional paid-in capital and no further changes in fair value were recognized in other income or expense.

        For the year ended December 31, 2015, other expense consisted of a loss on an investment we made in an early stage entity to test international marketing channels.

        Total other income (expense) for the year ended December 31, 2016 was $0.3 million, an increase of $0.9 million, or 154.8%, from an other loss of $0.6 million for the same period of 2015. This increase was primarily driven by lower interest expense of $0.5 million and higher interest income of $0.2 million. Also contributing to the year-over-year increase in other income (expense) was a $0.3 million write-down on an investment which occured during 2015.

        Total other income (expense) for the year ended December 31, 2015 was a net expense of $0.6 million, a decrease of $0.5 million, or 43.3%, from $1.1 million for the same period of 2014. This decrease was primarily driven by lower interest expense of $0.7 million and higher interest income of $0.1 million. Also, during 2015 we invested in an early stage entity which is establishing an international marketing channel. Due to the risk of recoverability of this investment, we estimated the fair value of the investment to be zero, recorded a write-down on the investment to fair value and recognized a $0.3 million charge in other expense, which partially offset the decrease to other income (expense).

Income Tax (Expense) Benefit

        Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Operations as a Percentage of Revenue

        The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Servicing and support	19.9%	21.4%	24.4%
Technology and content development	16.2	18.1	20.5
Program marketing and sales	51.8	55.2	59.2
General and administrative	22.4	22.7	21.2

Total costs and expenses	110.3	117.4	125.3

Loss from operations	(10.3)	(17.4)	(25.3)
Other income (expense):
Interest expense	0.0	(0.4)	(1.1)
Interest income	0.2	0.1	0.1
Other	0.0	(0.1)	0.0

Total other income (expense)	0.2	(0.4)	(1.0)

Net loss	(10.1)%	(17.8)%	(26.3)%

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

        We primarily derive our revenue from long-term contracts that typically range from 10 to 15 years in length. Under these contracts, we enable access to our cloud-based technology and provide technology-enabled marketing, content development and supporting services to our clients and their faculty and students. We are entitled to a contractually specified percentage of net program proceeds from our clients. These net program proceeds represent gross proceeds billed by our clients to students, less credit card fees and other specified charges we have agreed to exclude in certain of our client contracts. A refund allowance is established for our share of tuition and fees ultimately uncollected by our clients. We also offered rebates to a group of students who enrolled in a specific client program between 2009 and 2011, which we will pay to the student if he or she completes the degree and certain post-graduation work requirements within a specified period of time. These rebates and refunds offset the net program proceeds recognized as revenue. Revenue is recognized ratably over the service period, which we define as the first through the last day of classes for each academic term in a client's program. We invoice our clients based on enrollment reports that are generated by our clients. In some instances, these enrollment reports are received prior to the conclusion of the drop/add period. In such cases, we establish a reserve against revenue, if necessary, based on our estimate of changes in enrollments expected prior to the end of the drop/add period.

        We generate substantially all of our revenue from multiple-deliverable contractual arrangements with our clients. Under each of these arrangements, we provide (i) cloud-based technology that serves as a learning platform for our client's faculty and students and which also enables a comprehensive range of other client functions, (ii) program marketing and application services for student acquisition, (iii) in conjunction with the client's faculty members, content development for courses and (iv) faculty and student support services, including technical field training and support, non-academic student advising and academic progress monitoring.

        In order to treat deliverables in a multiple-deliverable contractual arrangement as separate units of accounting, deliverables must have standalone value upon delivery. The services are provided primarily in support of courses offered through our through solutions and for students of the online courses delivered through our solutions. Accordingly, we haves determined that no individual deliverable has standalone value upon delivery and, therefore, deliverables within our multiple-deliverable arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting and recognize revenue from the entire arrangement over the term of the service period.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Our accounts receivable are stated at net realizable value. We extend a minimal amount of uncollateralized credit to our clients. We utilize the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from our estimates. As of December 31, 2016 and 2015, we determined that no significant allowances for doubtful accounts were necessary.

Internally-Developed Software Costs

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

Capitalized Content Development Costs

        We work with each of our clients' faculty members to develop and maintain educational content that is delivered to their students through our cloud-based technology. The online content developed jointly by us and our clients consists of subjects chosen and taught by client's faculty members and incorporates references and examples designed to remain relevant over extended periods of time. Online delivery of the content, combined with live, face-to-face instruction, provides us with rapid user feedback, which we use to make ongoing corrections, modifications and improvements to the course content. Our clients retain all intellectual property rights to the developed content, although we retain the rights to the content packaging and delivery mechanisms. Much of our new content development uses proven delivery platforms and is therefore primarily subject-specific in nature. As a result, a significant portion of content development costs qualify for capitalization due to the focus of our development efforts on the unique subject matter of the content. Similar to on-campus programs offered by our clients, the online degree programs that we enable offer numerous courses for each degree. We therefore capitalize our development costs on a course-by-course basis.

        We develop content on a course-by-course basis in conjunction with the faculty for each client program. The clients and their faculty generally provide course outlines in the form of the curriculum, required textbooks, case studies and other reading materials, as well as presentations that are typically used in the on-campus setting. We are then responsible for, and incur all of the expenses related to, the conversion of the materials provided by each client into a format suitable for delivery through our cloud-based technology.

        The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the clients' programs for delivery through our solutions. Capitalization ends when content has been fully developed by both us and the client, at which time amortization of the capitalized content development costs begin. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete.

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

        For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense of $15.8 million, $12.5 million and $7.5 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 9 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

        As of December 31, 2016, unrecognized compensation expense related to unvested options totaled $11.6 million and will be recognized over a weighted-average period of approximately 2.1 years.

        As of December 31, 2016, unrecognized compensation expense related to unvested restricted stock units was $19.2 million and will be recognized over a weighted-average period of approximately 2.4 years.

Income Tax (Expense) Benefit

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

Key Business and Financial Performance Metrics

        We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, we discuss revenue and the components of loss from operations in the section above entitled "—Components of Operating Results and Results of Operations." Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as platform revenue retention rate and full course equivalent enrollments in our clients' programs.

Platform Revenue Retention Rate

        We measure our platform revenue retention rate for a particular period by first identifying the group of programs that our clients launched with our solutions before the beginning of the prior year comparative period. We then calculate our platform revenue retention rate by comparing the revenue we recognized for this group of programs in the reporting period to the revenue we recognized for the same group of programs in the prior year comparative period, expressed as a percentage of the revenue we recognized for the group in the prior year comparative period.

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

	Year Ended December 31,
	2016	2015	2014
Platform revenue retention rate	123.0%	120.2%	112.4%
Number of programs included in comparison(1)	12	9	4

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

	Year Ended December 31,
	2016	2015	2014
Full course equivalent enrollments in our clients' programs	77,344	57,019	41,034
Average revenue per full course equivalent enrollment in our clients' programs	$2,662	$2,634	$2,687

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

        Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income

(loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(20,684)	$(26,733)	$(28,999)
Adjustments:
Interest expense	35	552	1,213
Interest income	(383)	(167)	(92)
Depreciation and amortization expense	9,750	7,220	5,572
Stock-based compensation expense	15,823	12,499	7,527

Total adjustments	25,225	20,104	14,220

Adjusted EBITDA (loss)	$4,541	$(6,629)	$(14,779)

Liquidity and Capital Resources

Sources of Liquidity

        On December 31, 2013, we entered into a credit agreement with Comerica Bank for a revolving line of credit with an aggregate commitment not to exceed $37.0 million. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014.

        On December 31, 2015, we amended our credit agreement with Comerica Bank to reduce the aggregate amount we may borrow to $25.0 million and extend the maturity date through April 29, 2016, and on January 30, 2017, we amended our credit agreement to extend the maturity date through March 1, 2017. No amounts were outstanding under this credit agreement as of December 31, 2016. We intend to extend this agreement under comparable terms, prior to expiration.

        Certain of our operating lease agreements entered into prior to December 31, 2016 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2016, we have entered into standby letters of credit totaling $7.1 million, as security deposits for the applicable leased facilities. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $17.9 million. In addition, on February 13, 2017, we entered into a standby letter of credit totaling $4.4 million, as a security deposit for our leased facility in Brooklyn, New York. This letter of credit reduced the aggregate amount we may borrow under its revolving line of credit to $13.5 million.

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

        Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of December 31, 2016 and 2015, our adjusted quick ratios were 5.43 and 7.90, respectively.

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

Working Capital

        The following table summarizes our cash and cash equivalents, accounts receivable and working capital for the periods presented:

	As of December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$168,730	$183,729	$86,929
Accounts receivable, net	7,860	975	350
Working capital	143,629	160,310	66,220

        Our cash at December 31, 2016 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$5,210	$(9,267)	$(11,685)
Investing activities	(24,518)	(15,945)	(10,982)
Financing activities	4,309	122,012	102,584

Operating Activities

        For the year ended December 31, 2016, net cash provided by operating activities was $5.2 million, consisting of $25.6 million in non-cash items and a $0.3 million net cash inflow from changes in working capital, partially offset by a net loss of $20.7 million. Non-cash items consisted of non-cash stock compensation charges of $15.8 million and depreciation and amortization expense of $9.8 million. The increase in cash resulting from changes in working capital consisted of a $3.1 million increase in accrued compensation and related benefits, a $2.2 million increase in payments to certain of our university clients in exchange for contract extensions and various marketing and other rights and a $2.2 million change in other assets and other liabilities, partially offset by a $6.9 million increase in accounts receivable and other changes of $0.3 million.

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

Investing Activities

        For the year ended December 31, 2016, net cash used in investing activities was $24.5 million, consisting primarily of $16.7 million in costs related to internal-use software and content developed to support a greater number of launched programs. Additionally, purchases of property and equipment were $7.7 million, primarily related to leasehold improvement expenditures related to our new office operating leases, and other investing activities of $0.1 million.

        For the year ended December 31, 2015, net cash used in investing activities was $15.9 million, consisting primarily of $12.4 million in costs related to internal-use software and content developed to support a greater number of launched programs. Additionally, $2.0 million was related to the purchase of amortizable intangible assets associated with our marketing domain names and $0.3 million related to an investment we made in an early stage entity to test international marketing channels, while other purchases of property and equipment were $1.2 million.

        For the year ended December 31, 2014, net cash used in investing activities was $11.0 million, consisting primarily of $9.5 million in costs related to internal-use software and content developed to support a greater number of launched programs, and $1.5 million related to purchases of property and equipment.

Financing Activities

        For the year ended December 31, 2016, net cash provided by financing activities was $4.3 million, consisting primarily of $4.9 million in proceeds received from the exercise of stock options, partially offset by $0.6 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

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

Operating and Capital Expenditure Requirements

        In 2016, we had new capital asset additions of $30.8 million, which was primarily comprised of $17.0 million in capitalized technology and content development costs and $11.7 million of leasehold improvements and other facilities-related capital costs. Of the $30.8 million increase, our cash capital expenditures were $24.4 million, with the difference consisting of landlord-funded leasehold improvement allowances and other accrued capital expenditures. In 2017, we expect new capital asset additions of approximately $64 to $69 million, of which approximately $11 to $13 million will be funded by landlord leasehold improvement allowances.

Contractual Obligations and Commitments

        We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for contract extensions and various marketing and other rights.

        We have a $25.0 million line of credit from Comerica Bank (with letters of credit reducing the aggregate amount we may borrow to $17.9 million) and no amounts were outstanding as of December 31, 2016. In addition, on February 13, 2017, we entered into a standby letter of credit totaling $4.4 million, as a security deposit for our leased facility in Brooklyn, New York. This letter of credit reduced the aggregate amount that we may borrow under our revolving line of credit to $13.5 million.

        The following table summarizes our obligations under non-cancelable operating leases and commitments to certain of our clients in exchange for contract extensions and various marketing and other rights at December 31, 2016. Future events could cause actual payments to differ from these amounts.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$96,191	$6,924	$16,145	$16,903	$56,219
Payments to clients	16,003	4,978	4,750	1,250	5,025

Total	$112,194	$11,902	$20,895	$18,153	$61,244

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

        The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on these criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
2U, Inc.:

        We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2U, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 2U, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
2U, Inc.:

        We have audited 2U, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 2U, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, 2U, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 2U, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 24, 2017

2U, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$168,730	$183,729
Accounts receivable, net	7,860	975
Advances to clients	567	1,508
Prepaid expenses and other assets	7,541	6,695

Total current assets	184,698	192,907
Property and equipment, net	15,596	3,621
Capitalized technology and content development costs, net	31,867	22,628
Advances to clients, non-current	2,100	1,042
Prepaid expenses, non-current	7,052	7,099
Other non-current assets	3,007	3,744

Total assets	$244,320	$231,041

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,729	$4,544
Accrued compensation and related benefits	16,491	13,405
Accrued expenses and other liabilities	17,712	12,039
Deferred revenue	3,137	2,609

Total current liabilities	41,069	32,597
Non-current liabilities	8,014	2,655

Total liabilities	49,083	35,252
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 47,151,635 shares issued and outstanding as of December 31, 2016; 45,776,455 shares issued and outstanding as of December 31, 2015	47	46
Additional paid-in capital	371,455	351,324
Accumulated deficit	(176,265)	(155,581)

Total stockholders' equity	195,237	195,789

Total liabilities and stockholders' equity	$244,320	$231,041

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$205,864	$150,194	$110,239
Costs and expenses:
Servicing and support	40,982	32,047	26,858
Technology and content development	33,283	27,211	22,621
Program marketing and sales	106,610	82,911	65,218
General and administrative	46,021	34,123	23,420

Total costs and expenses	226,896	176,292	138,117

Loss from operations	(21,032)	(26,098)	(27,878)
Other income (expense):
Interest expense	(35)	(552)	(1,213)
Interest income	383	167	92
Other	—	(250)	—

Total other income (expense)	348	(635)	(1,121)

Loss before income taxes	(20,684)	(26,733)	(28,999)
Income tax expense	—	—	—

Net loss	(20,684)	(26,733)	(28,999)
Preferred stock accretion	—	—	(89)

Net loss attributable to holders of common stock	$(20,684)	$(26,733)	$(29,088)

Net loss per share attributable to holders of common stock, basic and diluted	$(0.44)	$(0.63)	$(0.91)
Weighted-average shares of common stock outstanding, basic and diluted	46,609,751	42,420,356	32,075,107

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2013	7,629,133	8	7,817	(99,849)	(92,024)
Exercise of stock options	940,642	1	2,281	—	2,282
Grant of common stock	5,000	—	55	—	55
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	7,527	—	7,527
Conversion of redeemable convertible preferred stock to common stock	23,501,208	23	98,113	—	98,136
Conversion of Series D warrants to common stock warrants	—	—	821	—	821
Issuance of common stock from initial public offering, net of issuance costs	8,626,377	9	100,293	—	100,302
Exercise of warrants to purchase common stock	32,709	—	—	—	—
Net loss	—	—	—	(28,999)	(28,999)

Balance, December 31, 2014	40,735,069	$41	$216,818	$(128,848)	$88,011

Exercise of stock options	1,141,731	1	5,335	—	5,336
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	248,088	—	(436)	—	(436)
Issuance of common stock, net of issuance costs	3,625,000	4	117,108	—	117,112
Issuance of common stock award	26,567	—	750	—	750
Stock-based compensation expense	—	—	11,749	—	11,749
Net loss	—	—	—	(26,733)	(26,733)

Balance, December 31, 2015	45,776,455	$46	$351,324	$(155,581)	$195,789

Exercise of stock options	1,011,153	1	4,858	—	4,859
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	351,319	—	(382)	—	(382)
Issuance of common stock award	12,708	—	(168)	—	(168)
Stock-based compensation expense	—	—	15,823	—	15,823
Net loss	—	—	—	(20,684)	(20,684)

Balance, December 31, 2016	47,151,635	$47	$371,455	$(176,265)	$195,237

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(20,684)	$(26,733)	$(28,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,750	7,220	5,572
Stock-based compensation expense	15,823	12,499	7,527
Charge related to execution of new lease agreement	—	884	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(6,885)	(625)	1,485
Increase in advances to clients	(117)	(875)	(1,094)
Increase in prepaid expenses and other current assets	(973)	(4,001)	(374)
(Decrease) increase in accounts payable	(815)	2,251	(2,565)
Increase in accrued compensation and related benefits	3,086	4,317	3,123
Increase in accrued expenses and other liabilities	1,052	1,216	2,978
Increase in deferred revenue	528	703	640
Decrease (increase) in payments to clients	2,234	(3,664)	(826)
Decrease (increase) in other assets and other liabilities, net	2,211	(2,709)	153
Other	—	250	695

Net cash provided by (used in) operating activities	5,210	(9,267)	(11,685)
Cash flows from investing activities
Capitalized technology and content development cost expenditures	(16,728)	(12,358)	(9,454)
Purchases of property and equipment	(7,648)	(1,256)	(1,499)
Other	(142)	(2,331)	(29)

Net cash used in investing activities	(24,518)	(15,945)	(10,982)
Cash flows from financing activities
Proceeds from exercise of stock options	4,859	5,336	2,282
Proceeds from issuance of common stock, net of offering costs	—	117,112	100,302
Proceeds from revolving line of credit	—	—	5,000
Payment on revolving line of credit	—	—	(5,000)
Other	(550)	(436)	—

Net cash provided by financing activities	4,309	122,012	102,584

Net (decrease) increase in cash and cash equivalents	(14,999)	96,800	79,917
Cash and cash equivalents, beginning of period	183,729	86,929	7,012

Cash and cash equivalents, end of period	$168,730	$183,729	$86,929

Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$6,729	$415	$557
Accretion of issuance costs on redeemable convertible preferred stock	—	—	89
Common stock granted in exchange for consulting services received	—	—	55

See accompanying notes to consolidated financial statements.

2U, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        2U, Inc. (the "Company") was incorporated as 2Tor Inc. in the State of Delaware in April 2008 and changed its name to 2U, Inc. on October 11, 2012. Under long-term agreements, the Company provides an integrated solution comprised of cloud-based software-as-a-service ("SaaS"), fused with technology-enabled services (together, the "Platform"), that allows leading colleges and universities to deliver high-quality online degree programs, extending the universities' reach and distinguishing their brands. The Company's SaaS technology consists of (i) a comprehensive learning environment ("Online Campus"), which acts as the hub for all student and faculty academic and social interaction, and (ii) a comprehensive suite of integrated applications, which the Company uses to launch, operate and support the Company's clients' programs. The Company also provides a suite of technology-enabled services optimized with data analysis and machine learning techniques that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

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

Reclassifications

        Certain prior period amounts in the consolidated balance sheets, consolidated statements of cash flows and the notes thereto have been reclassified to conform to the current period's presentation. Specifically, capitalized technology costs have been reclassified out of property and equipment and have been combined with capitalized content development costs. These reclassifications had no impact on total assets or investing activities previously reported for any periods presented.

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

        During the year ended December 31, 2016, three clients each accounted for 10% or more of the Company's revenue, as follows: $71.0 million, $36.7 million and $22.1 million, which equals 35%, 18% and 11% of total revenue, respectively.

        During the year ended December 31, 2015, three clients each accounted for 10% or more of the Company's revenue, as follows: $65.2 million, $23.8 million and $17.6 million, which equals 43%, 16% and 12% of total revenue, respectively.

        During the year ended December 31, 2014, three clients each accounted for 10% or more of the Company's revenue, as follows: $61.1 million, $15.9 million and $14.6 million, which equals 55%, 14% and 13% of total revenue, respectively.

        As of December 31, 2016, two clients each accounted for 10% or more of the Company's accounts receivable balance, as follows: $5.8 million and $1.4 million, which equals 74% and 17% of total accounts receivable, respectively. As of December 31, 2015, one client accounted for more than 10% of the Company's accounts receivable balance, as follows: $0.2 million, which equals 18% of total accounts receivable.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are stated at net realizable value. The Company extends a minimal amount of uncollateralized credit to its clients. The Company utilizes the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company's estimates. As of December 31, 2016 and 2015, the Company determined that no significant allowances for doubtful accounts were necessary.

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

Assets Measured at Fair Value on a Recurring Basis

        The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had Level 1 money market investments of $137.9 million and $155.6 million included in cash and cash equivalents as of December 31, 2016 and 2015, respectively.

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

Long-Lived Assets

Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for major additions, construction and improvements are capitalized. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years for computer hardware and five to seven years for furniture and office equipment. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining term of the leased facility or the estimated useful life of the improvement, which generally ranges from four to approximately 11 years. Useful lives of significant assets are periodically

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

reviewed and adjusted prospectively to reflect the Company's current estimates of the respective assets' expected utility. Repair and maintenance costs are expensed as incurred.

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

Other Non-Current Assets

        The Company records amounts paid more than 12 months in advance of being incurred as prepaid expenses, non-current. In addition, the Company has certain other assets that are long-term in nature, which are classified as other non-current assets. These consist primarily of other amortizable intangible assets associated with the Company's marketing websites and related domain names and security deposits on leased office facilities.

Evaluation of Long-Lived Assets

        The Company reviews long-lived assets, which consist of property and equipment, capitalized technology costs, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized technology and content development costs, the costs are grouped by degree vertical, which is the lowest level of independent cash flows. The Company's impairment analysis is based upon cumulative results and forecasted performance. The actual results could vary from the Company's forecasts, especially in relation to recently launched programs. For the years ended December 31, 2016 and 2015, no impairment of long-lived assets was deemed to have occurred.

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

Program Marketing and Sales Expense

        The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its clients' programs, with lesser amounts related to the Company's own marketing and advertising efforts. For the years ended December 31, 2016, 2015 and 2014, expenses related to the Company's own marketing and advertising efforts were not material. All such costs are expensed as incurred and reported in program marketing and sales expense in the Company's consolidated statements of operations.

Leases

        The Company leases all of its office facilities and enters into various other lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Additionally, many of the Company's lease agreements contain renewal options, tenant improvement allowances, rent holiday and/or rent escalation clauses. The Company defers tenant improvement allowances and amortizes such balances as a reduction of rent expense over the term of the lease. When rent holidays or rent escalations are included in a lease agreement, the Company records a deferred rent asset or liability in the consolidated financial statements, and records these items in rent expense evenly over the term of the lease.

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

        Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the net income attributable to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to holders of common stock is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per share of common stock is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to holders of common stock, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or "if-converted") as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2016, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Comprehensive Loss

        The Company's net loss equals comprehensive loss for all periods presented as the Company has no material components of other comprehensive income. Therefore, no consolidated statements of comprehensive income are included in the consolidated financial statements for any periods presented.

Recent Accounting Pronouncements

        In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Receipts and Cash Payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice surrounding how certain transactions are classified in the statement of cash flows. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that this standard will have on its consolidated statements of cash flows and related disclosures.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies various aspects related to the accounting and presentation of share-based payments. The guidance also allows employers to withhold shares to satisfy minimum statutory withholding requirements up to the employees' maximum individual tax rate without causing the award to be classified as a liability. Additionally, the guidance stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows, and allows companies to elect an accounting policy to either estimate the share-based award forfeitures (and expense) or account for forfeitures (and expense) as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016. The Company is adopting this ASU on January 1, 2017, and does not believe that this standard will have a material impact on its consolidated financial position or related disclosures.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU introduces a model for lessees requiring most leases to be reported on the balance sheet. Lessor accounting remains substantially similar to current U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect that this ASU will have on its consolidated financial position and related disclosures, and believes that this standard may materially increase its other non-current assets and non-current liabilities on the consolidated balance sheets in order to record right-of-use assets and related liabilities for its existing operating leases.

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the requirement to classify deferred tax assets and liabilities between current and noncurrent. The ASU requires classification of all deferred tax asset and liability balances as noncurrent. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Adoption of the ASU is either retrospective to each prior period presented, or prospective. As of December 31, 2015, the Company early adopted the ASU prospectively. Adoption of this standard did not have a material impact on the Company's consolidated financial position or related disclosures.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers in a cloud computing arrangement to determine whether the arrangement includes a software license. When a cloud computing arrangement includes a software license, the customer is required to account for the license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company's consolidated financial position or related disclosures.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU simplifies the

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

presentation of debt issuance costs by requiring that such costs be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. Subsequent to the issuance of this ASU, the SEC staff announced that the presentation of debt issuance costs associated with line-of-credit arrangements may be presented as an asset. This announcement was codified by the FASB in ASU No. 2015-15. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company's consolidated financial position or related disclosures.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU simplifies income statement presentation by eliminating the concept of extraordinary items. The amendments in this ASU are effective for fiscal periods beginning after December 15, 2015. The Company adopted this ASU on January 1, 2016. Adoption of this standard did not have a material impact on the Company's consolidated financial position or related disclosures.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this ASU are effective for annual reporting periods ending after December 15, 2016. The Company does not expect the new standard to have a significant impact on its reporting process.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the mandatory effective date of this ASU by one year from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 with ASU No. 2014-09 (collectively, the "new revenue standards"). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. During 2016, the Company has made measurable progress towards completing the evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. The Company has engaged an independent third-party expert to assist with the implementation of this standard, has completed the review of the Company's contracts portfolio and has made significant progress in the review of current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to our revenue contracts. The Company will continue to evaluate the impact that the new revenue standards will have, if any, on the Company's consolidated financial statements and related disclosures and is still

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

determining the method of adoption that will be elected. The Company will adopt this new standard on January 1, 2018, and plans on giving additional updates on progress made towards adoption and further conclusions in its Form 10-Q's of 2017.

3. Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable, net consists of the following:

	December 31,
	2016	2015
	(in thousands)
Accounts receivable	$7,859	$360
Other receivables	1	615

Accounts receivable, net	$7,860	$975

        The changes in allowance for doubtful accounts are as follows:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2016	$—	$—	$—	$—
Year ended December 31, 2015	—	—	—	—
Year ended December 31, 2014	12	—	(12)	—

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Other Amortizable Intangible Assets

        Property and equipment consisted of the following as of:

	December 31,
	2016	2015
	(in thousands)
Computer hardware	$3,935	$2,911
Furniture and office equipment	2,204	1,666
Leasehold improvements	6,689	1,837
Leasehold improvements in process	6,864	—

Total	19,692	6,414
Accumulated depreciation and amortization	(4,096)	(2,793)

Property and equipment, net	$15,596	$3,621

Other amortizable intangible assets, net	$2,263	$2,396

        Depreciation and amortization expense of property and equipment and other amortizable intangible assets was $2.0 million, $1.2 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        As of December 31, 2016, the estimated future depreciation and amortization expense for property and equipment placed in service and other amortizable intangible assets is as follows (in thousands):

2017	$2,279
2018	2,035
2019	1,723
2020	1,434
2021	1,187
Thereafter	2,337

Total	$10,995

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Capitalized Technology and Content Development Costs

        Capitalized technology and content development costs consisted of the following as of:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology costs	$12,988	$(7,822)	$5,166	$8,564	$(5,697)	$2,867
Capitalized technology costs in process	4,112	—	4,112	1,640	—	1,640

Total capitalized technology costs	17,100	(7,822)	9,278	10,204	(5,697)	4,507
Capitalized content development costs	33,353	(15,367)	17,986	24,796	(10,931)	13,865
Capitalized content development costs in process	4,603	—	4,603	4,256	—	4,256

Total capitalized content development costs	37,956	(15,367)	22,589	29,052	(10,931)	18,121

Capitalized technology and content development costs, net	$55,056	$(23,189)	$31,867	$39,256	$(16,628)	$22,628

        Amortization expense related to capitalized technology was $2.1 million, $1.6 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. This expense is included in technology and content development costs in the accompanying consolidated statements of operations.

        The Company recorded amortization expense related to capitalized content development costs of $5.7 million, $4.5 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        As of December 31, 2016, the estimated future amortization expense for the capitalized technology and content development costs placed in service is as follows (in thousands):

2017	$8,082
2018	6,876
2019	4,844
2020	2,614
2021	736
Thereafter	—

Total	$23,152

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Non-current Liabilities

        Non-current liabilities consisted of the following as of:

	December 31,
	2016	2015
	(in thousands)
Lease-related liabilities	$7,620	$2,165
Other	394	490

Total non-current liabilities	$8,014	$2,655

7. Commitments and Contingencies

Line of Credit

        On December 31, 2013, the Company entered into a credit agreement for a revolving line of credit with an aggregate commitment not to exceed $37.0 million. On January 21, 2014, the Company borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014.

        On December 31, 2015, the Company amended this credit agreement to reduce the aggregate amount it may borrow to $25.0 million, and on January 30, 2017, the Company amended this credit agreement to extend the maturity date through March 1, 2017. No amounts were outstanding under this credit agreement as of December 31, 2016. The Company intends to extend this agreement under comparable terms, prior to expiration.

        Certain of the Company's operating lease agreements entered into prior to December 31, 2016 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2016, the Company has entered into standby letters of credit totaling $7.1 million, as security deposits for the applicable leased facilities. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $17.9 million. In addition, on February 13, 2017, the Company entered into a standby letter of credit totaling $4.4 million, as a security deposit for its leased facility in Brooklyn, New York. This letter of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $13.5 million.

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

        Borrowings under the line of credit are collateralized by substantially all of the Company's assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

1.10 to 1.00. As of December 31, 2016 and 2015, the Company's adjusted quick ratio was 5.43 and 7.90, respectively.

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

Operating Leases

        The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. The Company also leases office equipment under non-cancelable leases. As of December 31, 2016, the future minimum lease payments were as follows (in thousands):

2017	$6,924
2018	7,829
2019	8,316
2020	8,083
2021	8,820
Thereafter	56,219

Total future minimum lease payments	$96,191

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over actual lease payments is reported in non-current liabilities in the accompanying consolidated balance sheets. The deferred rent liability related to these leases totaled $2.5 million and $0.6 million as of December 31, 2016 and 2015, respectively. The Company does not have any subleases as of December 31, 2016.

        Total rent expense from non-cancelable operating lease agreements (net of sublease income of $0.3 million, $0.3 million and $0.3 million) was $5.8 million, $3.5 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Fixed Payments to Clients

        The Company is contractually obligated to make fixed payments to certain of its clients in exchange for contract extensions and various marketing and other rights. Currently, the future minimum fixed payments to the Company's clients in exchange for contract extensions and various marketing and other rights were as follows (in thousands):

2017	$4,978
2018	3,875
2019	875
2020	625
2021	625
Thereafter	5,025

Total future minimum program payments	$16,003

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

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

        The Company had domestic losses before income taxes of $20.7 million, $26.7 million and $29.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        A reconciliation between the Company's statutory federal income tax rate and the effective tax rate for the years ended December 31, is as follows:

	2016	2015	2014
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	5.5	7.7	5.8
Non-deductible expenses	(4.4)	(2.0)	(2.8)
Change in valuation allowance	(36.6)	(39.1)	(32.4)
Other	0.5	(1.6)	(5.6)

Effective tax rate	0.0%	0.0%	0.0%

        The significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$2,757	$1,899
Accrued compensation and related benefits	4,317	3,306
Rebate reserve	126	167
Deferred rent	1,028	282
Stock-based compensation	7,127	4,971
Net operating loss carryforwards	61,995	54,967
Valuation allowance	(62,297)	(54,739)

Total deferred tax assets	$15,053	$10,853

Deferred tax liabilities:
Prepaid expenses	$(1,524)	$(875)
Capitalized content development costs	(9,368)	(7,583)
Capitalized software development costs	(3,848)	(1,886)
Property and equipment	(313)	(509)

Total deferred tax liabilities	$(15,053)	$(10,853)

Net deferred tax assets/liabilities	$—	$—

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        Deferred tax valuation allowances and changes in deferred tax valuation allowances are as follows:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
	(in thousands)
Income tax valuation allowance:
Year ended December 31, 2016	$54,739	$7,558	$—	$62,297
Year ended December 31, 2015	44,309	10,430	—	54,739
Year ended December 31, 2014	34,921	9,388	—	44,309

        Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates that are in effect for the year in which the differences are expected to reverse. Deferred tax assets are subject to periodic recoverability assessments. Recognition of deferred tax assets is appropriate only if the likelihood of realization of such assets is more likely than not to occur. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

        At December 31, 2016, the Company had a federal net operating loss ("NOL") carryforward of approximately $198.2 million, which expires between 2029 and 2036. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. A full valuation allowance has been established to offset the net deferred tax assets as the Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets. The total increase in the valuation allowance was $7.6 million for the year ended December 31, 2016. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, a certain portion of the above NOL carryforwards may be subject to Internal Revenue Code section 382 limitations, which may limit their future use.

        The Company completed an analysis of its stock ownership changes through December 31, 2016 in accordance with Internal Revenue Code section 382 and the Treasury Regulations promulgated thereunder, and determined that a greater than fifty percent ownership change of one or more of its 5-percent shareholders occurred. Absent a subsequent ownership change, all of the Company's net operating losses subject to the ownership change should be available. Therefore, despite the fact that an ownership change occurred, such change is not expected to limit the ability of the Company to utilize the carryforward net operating losses of approximately $198.2 million prior to expiration.

        The Company applies the provisions of ASC 740-10 to uncertain tax positions. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than fifty percent, then the tax position is warranted and recognition should be at the highest amount that would be expected to be realized upon settlement. The Company did not identify any tax positions that would be required for inclusion in the financial statements. As of December 31, 2016, the Company had not made any changes to its tax positions since December 31, 2015.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

9. Stockholders' Equity

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

        As of December 31, 2016, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At December 31, 2016, the Company had reserved a total of 9,337,334 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,882,237
Possible future issuance under 2014 Equity Incentive Plan	3,042,163
Outstanding restricted stock units	1,412,934

Total shares of common stock reserved for future issuance	9,337,334

        The compensation committee of the Company's board of directors, acting under authority delegated from the board of directors, granted on January 1, 2017, option awards to employees to purchase an aggregate of 2,839 shares of common stock at an exercise price of $30.15 and restricted stock unit awards for an aggregate of 2,875 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 9 below).

10. Stock-Based Compensation

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

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

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

        A total of 2,800,000 shares of the Company's common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company's common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. The shares available for issuance increased by 2,357,579 and 2,288,820 on January 1, 2017 and 2016, respectively, pursuant to the automatic share reserve increase provision under the 2014 Plan.

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

        As of December 31, 2016, the Company had 3,042,163 shares reserved for issuance under the 2014 Plan. Further, as of December 31, 2016, under the 2014 Plan, options to purchase 2,165,914 shares of the Company's common stock were outstanding at a weighted-average exercise price of $19.21 per share and 1,412,934 restricted stock units were outstanding.

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

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        As of December 31, 2016, options to purchase 2,716,323 shares of the Company's common stock were outstanding under the 2008 Plan at a weighted-average exercise price of $3.99 per share.

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Servicing and support	$3,245	$2,270	$1,468
Technology and content development	2,392	1,548	794
Program marketing and sales	1,317	1,057	676
General and administrative	8,869	7,624	4,589

Total stock-based compensation expense	$15,823	$12,499	$7,527

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

        The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.1% - 1.9%	1.5% - 1.9%	1.7% - 2.1%
Expected term (years)	5.43 - 6.50	5.56 - 6.08	5.11 - 6.25
Expected volatility	50%	50%	50% - 55%
Dividend yield	0%	0%	0%

        The following is a summary of the stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2015	5,298,510	$8.07	6.66	$105,595
Granted	758,547	23.57	9.00
Exercised	(1,011,153)	4.82	2.94
Forfeited	(154,493)	20.37
Expired	(9,174)	18.22

Outstanding balance at December 31, 2016	4,882,237	10.74	6.30	95,081

Exercisable at December 31, 2016	3,394,702	6.54	5.37	80,159

Vested and expected to vest at December 31, 2016	4,772,843	10.47	6.24	94,201

        The weighted-average grant date fair value of the Company's stock options granted during the years ended December 31, 2016, 2015 and 2014 was $11.41, $12.54 and $5.71 per share, respectively.

        The total unrecognized compensation cost related to the unvested options as of December 31, 2016 was $11.6 million and will be recognized over a weighted-average period of approximately 2.1 years.

        The aggregate intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014 was $24.9 million, $25.8 million and $16.2 million, respectively.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Restricted Stock Units

        Throughout 2016 and 2015, the Company granted restricted stock units under the 2014 Plan to the Company's directors and certain of the Company's employees. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company's board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most restricted stock units vesting in equal annual tranches, generally over a period of four years.

        The following is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance at December 31, 2015	1,220,008	$17.97
Granted	701,668	23.30
Vested	(368,927)	17.04
Forfeited	(139,815)	20.60

Outstanding balance at December 31, 2016	1,412,934	20.60

        The total compensation cost related to the nonvested restricted stock units not yet recognized as of December 31, 2016 was $19.2 million and will be recognized over a weighted-average period of approximately 2.4 years.

11. Net Loss per Share

        Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company's net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Stock options	4,882,237	5,298,510	5,850,211
Restricted stock units	1,412,934	1,220,008	992,665

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Net Loss per Share (Continued)

        Basic and diluted net loss per share attributable to holders of common stock is calculated as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator (in thousands):
Net loss attributable to holders of common stock	$(20,684)	$(26,733)	$(29,088)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	46,609,751	42,420,356	32,075,107

Net loss per share attributable to holders of common stock, basic and diluted	$(0.44)	$(0.63)	$(0.91)

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

13. Retirement Plan

        The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches 33% of each employee's contribution up to 6% of the employee's salary deferral. For the years ended December 31, 2016, 2015 and 2014, the Company made employer contributions of $1.1 million, $0.8 million and $0.6 million, respectively.

14. Related Party Transactions

        During the years ended December 31, 2016, 2015 and 2014, the Company subleased office space to an entity that was, upon execution of the sublease in 2011, a greater than 5% stockholder. The lease required the subtenant to reimburse the Company for the allocated cost of the office space subleased. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.3 million, $0.3 million and $0.3 million, respectively, as rental income from this related entity.

        The Company utilized the marketing and event planning services of a company that is partially owned by one of the Company's former executives. The Company recorded $1.4 million, $1.7 million and $1.6 million for the expenses incurred related to the services provided by this related party for the years ended December 31, 2016, 2015 and 2014, respectively. No material amounts were due to the

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions (Continued)

related party or recorded in accounts payable on the consolidated balance sheets as of December 31, 2016 and 2015.

15. Quarterly Financial Information (Unaudited)

        The following tables set forth certain unaudited quarterly financial data for 2016 and 2015. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustments necessary to present fairly the information set forth therein. The operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except share and per share amounts)
Revenue	$47,444	$49,110	$51,960	$57,350
Costs and expenses:
Servicing and support	9,512	10,260	10,351	10,859
Technology and content development	7,275	8,842	8,670	8,496
Program marketing and sales	23,656	27,483	28,165	27,306
General and administrative	10,447	10,944	11,569	13,061

Total costs and expenses	50,890	57,529	58,755	59,722

Loss from operations	(3,446)	(8,419)	(6,795)	(2,372)
Other income (expense):
Interest expense	(26)	(9)	—	—
Interest income	92	91	37	163
Other	—	—	—	—

Total other income (expense)	66	82	37	163

Net loss	$(3,380)	$(8,337)	$(6,758)	$(2,209)

Net loss per share:
Basic and diluted	$(0.07)	$(0.18)	$(0.14)	$(0.05)
Weighted-average shares used in computing net loss per share:
Basic and diluted	45,953,082	46,494,464	46,903,628	47,075,167

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Information (Unaudited) (Continued)

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

2U, Inc.
Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$205,864	$150,194	$110,239	$83,127	$55,879
Costs and expenses:
Servicing and support	40,982	32,047	26,858	22,718	14,926
Technology and content development	33,283	27,211	22,621	19,472	8,299
Program marketing and sales	106,610	82,911	65,218	54,103	45,390
General and administrative	46,021	34,123	23,420	14,840	10,342

Total costs and expenses	226,896	176,292	138,117	111,133	78,957

Loss from operations	(21,032)	(26,098)	(27,878)	(28,006)	(23,078)
Other income (expense):
Interest expense	(35)	(552)	(1,213)	27	(73)
Interest income	383	167	92	26	38
Other	—	(250)	—	—	—

Total other income (expense)	348	(635)	(1,121)	53	(35)

Loss before income taxes	(20,684)	(26,733)	(28,999)	(27,953)	(23,113)
Income tax expense	—	—	—	—	—

Net loss	(20,684)	(26,733)	(28,999)	(27,953)	(23,113)
Preferred stock accretion	—	—	(89)	(347)	(339)

Net loss attributable to common stockholders	$(20,684)	$(26,733)	$(29,088)	$(28,300)	$(23,452)

Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.63)	$(0.91)	$(3.81)	$(3.33)
Weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	46,609,751	42,420,356	32,075,107	7,432,055	7,037,090
Other Financial Data:
Adjusted EBITDA (loss)(1)	$4,541	$(6,629)	$(14,779)	$(21,245)	$(18,814)

(1)
Adjusted EBITDA is a financial measure not in accordance with generally accepted accounting principles, or GAAP. For more information about Adjusted EBITDA and a reconciliation of Adjusted

  EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, see the section below titled "Adjusted EBITDA."

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$168,730	$183,729	$86,929	$7,012	$25,190
Accounts receivable, net	7,860	975	350	1,835	248
Total assets	244,320	231,041	113,039	28,652	39,877
Total liabilities	49,083	35,252	25,028	22,629	13,467
Total redeemable convertible preferred stock	—	—	—	98,047	92,706
Additional paid-in capital	371,455	351,324	216,818	7,817	5,483
Total stockholders' equity	195,237	195,789	88,011	(92,024)	(66,296)

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

        Because of these and other limitations, you should consider Adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss)

and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net loss	$(20,684)	$(26,733)	$(28,999)	$(27,953)	$(23,113)
Adjustments:
Interest expense	35	552	1,213	(27)	73
Interest income	(383)	(167)	(92)	(26)	(38)
Depreciation and amortization expense	9,750	7,220	5,572	4,335	2,869
Stock-based compensation expense	15,823	12,499	7,527	2,426	1,395

Total adjustments	25,225	20,104	14,220	6,708	4,299

Adjusted EBITDA (loss)	$4,541	$(6,629)	$(14,779)	$(21,245)	$(18,814)

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

Exhibit Index

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2		Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

4.1		Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-194079	4.2	March 17, 2014

10.1	*	Services Agreement, by and between the Registrant and University of Southern California, on behalf of the USC Rossier School of Education, dated as of October 29, 2008, as amended to date.	S-1	333-194079	10.1	February 21, 2014

10.2	*	Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of April 12, 2010, and Addenda dated as of April 12, 2010 and July 22, 2011.	S-1	333-194079	10.2	February 21, 2014

10.2.1	*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.	S-1/A	333-194079	10.2.1	March 17, 2014

10.2.2	*	Amendment to Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of November 5, 2015.	10-K	001-36376	10.2.2	March 10, 2016

10.3		Amended and Restated Investor Rights Agreement, dated as of March 27, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-194079	10.6	February 21, 2014

10.4	†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.	S-1	333-194079	10.7	February 21, 2014

10.5	†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.8	February 21, 2014

10.6	†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.9	February 21, 2014

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.7	†	2014 Equity Incentive Plan.	S-1	333-194079	10.11	February 21, 2014

10.8	†	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1	333-194079	10.12	February 21, 2014

10.9	†	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan.	S-1	333-194079	10.13	February 21, 2014

10.10	†	Summary of Non-Employee Director Compensation Plan.	10-Q	001-36376	10.1	May 12, 2014

10.11	†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.	S-1/A	333-194079	10.14	March 17, 2014

10.12	†	Form of Indemnification Agreement with directors and executive officers.	S-1	333-194079	10.15	February 21, 2014

10.13	†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Robert L. Cohen.	S-1/A	333-194079	10.16	March 17, 2014

10.14	*	Amended and Restated Revolving Credit Agreement, by and among the Registrant, Comerica Bank as Administrative Agent and as a Lender, Issuing Lender and Swing Line Lender and Square 1 Bank as a Lender, dated as of December 31, 2013.	S-1	333-194079	10.4	February 21, 2014

10.15		Sublease, by and between the Registrant and Noodle Education, Inc., dated as of November 16, 2011.	S-1	333-194079	10.17	February 21, 2014

10.16		Office Lease, by and between Lanham Office 2015 LLC and 2U Harkins Road LLC, dated as of December 23, 3015.					X

10.17		Agreement of Lease, by and between 55 Prospet Owner LLC and 2U NYC, LLC, dated as of February 13, 2017.					X

21.1		Subsidiaries of the Registrant.

23.1		Consent of KPMG LLP, independent registered public accounting firm.					X

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*
Portions of this exhibit, indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

†
Indicates management contract or compensatory plan.