Form 10-Q
period 2017-03-31
2U, Inc.
filed 2017-05-04
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36376

2U, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2335939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7900 Harkins Road, Lanham, MD	20706
(Address of principal executive offices)	(Zip Code)

(301) 892-4350

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of April 28, 2017, there were 47,542,527 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$142,889	$168,730
Accounts receivable, net	28,672	7,860
Advances to clients	296	567
Prepaid expenses and other assets	8,855	7,541
Total current assets	180,712	184,698
Property and equipment, net	29,659	15,596
Capitalized technology and content development costs, net	34,263	31,867
Advances to clients, non-current	2,100	2,100
Prepaid expenses, non-current	10,843	7,052
Other non-current assets	3,103	3,007
Total assets	$260,680	$244,320
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,829	$3,729
Accrued compensation and related benefits	8,823	16,491
Accrued expenses and other liabilities	19,468	17,712
Deferred revenue	11,719	3,137
Total current liabilities	50,839	41,069
Non-current lease-related liabilities	13,792	7,620
Other non-current liabilities	305	394
Total liabilities	64,936	49,083
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 47,346,546 shares issued and outstanding as of March 31, 2017; 47,151,635 shares issued and outstanding as of December 31, 2016	47	47
Additional paid-in capital	375,549	371,455
Accumulated deficit	(179,852)	(176,265)
Total stockholders’ equity	195,744	195,237
Total liabilities and stockholders’ equity	$260,680	$244,320

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$64,829	$47,444
Costs and expenses:
Servicing and support	10,925	9,512
Technology and content development	9,205	7,275
Program marketing and sales	34,670	23,656
General and administrative	13,664	10,447
Total costs and expenses	68,464	50,890
Loss from operations	(3,635)	(3,446)
Other income (expense):
Interest expense	—	(26)
Interest income	196	92
Total other income (expense)	196	66
Loss before income taxes	(3,439)	(3,380)
Income tax expense	—	—
Net loss	$(3,439)	$(3,380)
Net loss per share, basic and diluted	$(0.07)	$(0.07)
Weighted-average shares of common stock outstanding, basic and diluted	47,237,341	45,953,082

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	47,151,635	$47	$371,455	$(176,265)	$195,237
Cumulative-effect of accounting change (Note 2)	—	—	148	(148)	—
Balance, December 31, 2016, adjusted	47,151,635	47	371,603	(176,413)	195,237
Exercise of stock options	55,337	—	518	—	518
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	139,574	—	(467)	—	(467)
Stock-based compensation expense	—	—	3,895	—	3,895
Net loss	—	—	—	(3,439)	(3,439)
Balance, March 31, 2017	47,346,546	$47	$375,549	$(179,852)	$195,744

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(3,439)	$(3,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,648	2,149
Stock-based compensation expense	3,895	3,544
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(20,812)	(287)
Decrease in advances to clients	271	575
Increase in prepaid expenses and other current assets	(816)	(1,397)
Increase in accounts payable	7,100	1,806
Decrease in accrued compensation and related benefits	(7,668)	(6,459)
Increase in accrued expenses and other liabilities	918	2,299
Increase in deferred revenue	8,582	7,373
Increase in payments to clients	(4,514)	(309)
Decrease in other assets and other liabilities, net	1,236	364
Net cash (used in) provided by operating activities	(11,599)	6,278
Cash flows from investing activities
Purchases of property and equipment	(9,384)	(345)
Capitalized technology and content development cost expenditures	(4,909)	(3,554)
Other	—	(68)
Net cash used in investing activities	(14,293)	(3,967)
Cash flows from financing activities
Proceeds from exercise of stock options	518	1,021
Tax withholding payments associated with settlement of restricted stock units	(467)	(182)
Other	—	(169)
Net cash provided by financing activities	51	670
Net (decrease) increase in cash and cash equivalents	(25,841)	2,981
Cash and cash equivalents, beginning of period	168,730	183,729
Cash and cash equivalents, end of period	$142,889	$186,710

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Description of the Business

2U, Inc. (the “Company”) was incorporated as 2Tor Inc. in the State of Delaware in April 2008 and changed its name to 2U, Inc. on October 11, 2012. Under long-term agreements, the Company provides an integrated solution comprised of cloud-based software-as-a-service (“SaaS”), fused with technology-enabled services (together, the “Platform”), that allows leading colleges and universities to deliver high-quality digital degree programs, extending the universities’ reach and distinguishing their brands. The Company’s SaaS technology consists of (i) a comprehensive learning environment (“Online Campus”), which acts as the hub for all student and faculty academic and social interaction, and (ii) a comprehensive suite of integrated applications, which the Company uses to launch, operate and support the Company’s clients’ programs. The Company also provides a suite of technology-enabled services optimized with data analysis and machine learning techniques that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

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

Reclassifications

Certain prior period amounts in the condensed consolidated balance sheets and condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity and cash flows, and the disclosures made herein are adequate to prevent the information presented from being misleading. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017 or the results for any future periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017.

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

During the three months ended March 31, 2017, four clients each accounted for 10% or more of the Company’s revenue, as follows: $19.7 million, $11.7 million, $6.8 million and $6.5 million, which equals 30%, 18%, 11% and 10% of total revenue, respectively.

During the three months ended March 31, 2016, three clients each accounted for 10% or more of the Company’s revenue, as follows: $17.9 million, $7.8 million and $5.1 million, which equals 38%, 16% and 11% of total revenue, respectively.

As of March 31, 2017, two clients each accounted for 10% or more of the Company’s accounts receivable balance, as follows: $19.4 million and $5.8 million, which equals 68% and 20% of total accounts receivable, respectively. As of December 31, 2016, two clients each accounted for 10% or more of the Company’s accounts receivable balance, as follows: $5.8 million and $1.4 million, which equals 74% and 17% of total accounts receivable, respectively.

Long-Lived Assets

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for major additions, construction and improvements are capitalized. Depreciation and amortization is expensed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years for computer hardware and five to seven years for furniture and office equipment. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining term of the leased facility or the estimated useful life of the improvement, which generally ranges from four to 11 years. Useful lives of significant assets are periodically reviewed and adjusted prospectively to reflect the Company’s current estimates of the respective assets’ expected utility. Repair and maintenance costs are expensed as incurred.

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

Much of the Company’s new content development uses proven delivery platforms and is therefore primarily subject-specific in nature. As a result, a significant portion of content development costs qualify for capitalization due to the focus of the Company’s development efforts on the unique subject matter of the content. Similar to on-campus programs offered by the Company’s clients, the digital degree programs enabled by the Company offer numerous courses for each degree. The Company therefore capitalizes its development costs on a course-by-course basis.

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

Evaluation of Long-Lived Assets

The Company reviews long-lived assets, which consist of property and equipment, capitalized technology costs, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized technology and content development costs, the costs are grouped by degree vertical, which is the lowest level of independent cash flows. The Company’s impairment analysis is based upon cumulative results and forecasted performance. The actual results could vary from the Company’s forecasts, especially in relation to recently launched programs. For the three months ended March 31, 2017 and 2016, no impairment of long-lived assets was deemed to have occurred.

Non-cash investing and financing activities

During the three months ended March 31, 2017, the Company had new capital asset additions of $20.0 million, which was comprised of $11.1 million of leasehold improvements, $4.8 million in capitalized technology and content development costs and $4.1 million of other property and equipment. The $20.0 million increase primarily consisted of $14.3 million in cash capital expenditures and $5.4 million in landlord funded leasehold improvements.

During the three months ended March 31, 2016, the Company had new capital asset additions of $4.4 million, which was primarily comprised of capitalized technology and content development costs. The increase consisted almost entirely of cash capital expenditures.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the awards’ requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved.

See Note 6 for a summary of assumptions used in calculating the fair value of stock options.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies various aspects related to the accounting and presentation of share-based payments. The guidance also allows employers to withhold shares to satisfy minimum statutory withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. Additionally, the guidance stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows, and allows companies to elect an accounting policy to either estimate the share-based award forfeitures (and expense) or account for forfeitures (and expense) as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017. In connection with the adoption of this standard, the Company elected to no longer apply an estimated forfeiture rate and will instead account for forfeitures as they occur. Accordingly, the Company applied the modified retrospective adoption approach, which resulted in a $0.1 million cumulative-effect reduction to retained earnings with an offset to additional paid-in-capital.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this ASU are effective for annual reporting periods ending after December 15, 2016. The Company adopted this ASU on January 1, 2017. Adoption of this standard did not have a significant impact on the Company’s financial reporting process.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the mandatory effective date of this ASU by one year from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 with ASU No. 2014-09 (collectively, the “new revenue standard”). The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has engaged an independent third-party to assist with the implementation of the new revenue standard, has completed the review of the Company’s contracts portfolio and has continued to make progress with its implementation and assessment of the new revenue standard during the first quarter of 2017. While the Company cannot currently estimate the impact of adopting the new revenue standard, the Company is in the process of reviewing the current accounting policies and practices to identify potential differences that could result from applying the requirements of the new revenue standard to its revenue contracts and expects to complete the assessment effort by the end of the second quarter of 2017. Over the second half of 2017, the Company will complete the quantification of any identified impacts, the evaluation and implementation of any necessary changes to its business processes and controls in order to support revenue recognition and disclosure under the new revenue standard, and the determination of which transition approach will be applied. As part of this effort, the Company will continue to monitor and assess the impact of any changes to the new revenue standard and its interpretations as they become available. The Company will provide additional updates on progress made and further conclusions in its remaining Quarterly Reports on Form 10-Q to be filed in 2017, and adopt the new revenue standard on January 1, 2018.

3.             Capitalized Technology and Content Development Costs

Capitalized technology and content development costs consisted of the following as of:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology costs	$13,617	$(8,520)	$5,097	$12,988	$(7,822)	$5,166
Capitalized technology costs in process	5,382	—	5,382	4,112	—	4,112
Total capitalized technology costs	18,999	(8,520)	10,479	17,100	(7,822)	9,278

Capitalized content development costs	36,265	(16,778)	19,487	33,353	(15,367)	17,986
Capitalized content development costs in process	4,297	—	4,297	4,603	—	4,603
Total capitalized content development costs	40,562	(16,778)	23,784	37,956	(15,367)	22,589
Capitalized technology and content development costs	$59,561	$(25,298)	$34,263	$55,056	$(23,189)	$31,867

Amortization expense related to capitalized technology was $0.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. This expense is included in technology and content development costs in the accompanying condensed consolidated statements of operations.

The Company recorded amortization expense related to capitalized content development costs of $1.7 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the estimated future amortization expense for the capitalized technology and content development costs placed in service is as follows (in thousands):

2017	$6,626
2018	7,686
2019	5,650
2020	3,246
2021	1,370
Thereafter	6
Total	$24,584

4.             Commitments and Contingencies

Line of Credit

In March 2017, the Company amended its credit agreement for a revolving line of credit to extend the maturity date through July 31, 2017. No amounts were outstanding under this credit agreement as of March 31, 2017 or December 31, 2016. The Company intends to extend this agreement under comparable terms, prior to expiration.

Certain of the Company’s operating lease agreements entered into prior to March 31, 2017 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2017, the Company has entered into standby letters of credit totaling $11.5 million, as security deposits for the applicable leased facilities. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $13.5 million.

Under this revolving line of credit, the Company has the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica Bank’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, the Company may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, the Company may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if such borrowed amounts are repaid before the end of the interest period.

Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of March 31, 2017 and December 31, 2016, the Company’s adjusted quick ratio was 5.40 and 5.43, respectively.

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

Operating Leases

The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. In February 2017, the Company signed a lease for new office space in Brooklyn, New York, which is expected to be occupied beginning in 2018 after vacating the current offices in New York City. The lease covers three floors totaling approximately 80,000 square feet and will expire approximately eleven years and nine months after the lease commencement date, which will be no later than July 1, 2017. The Company also leases office equipment under non-cancelable leases.

As of March 31, 2017, the future minimum lease payments were as follows (in thousands):

2017	$5,677
2018	8,948
2019	11,656
2020	11,561
2021	13,828
Thereafter	97,003
Total future minimum lease payments	$148,673

The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over actual lease payments is reported in non-current liabilities in the accompanying condensed consolidated balance sheets. The deferred rent liability related to these leases totaled $3.6 million and $2.5 million as of March 31, 2017 and December 31, 2016, respectively. The Company does not have any subleases as of March 31, 2017.

Total rent expense from non-cancelable operating lease agreements was $1.9 million for the three months ended March 31, 2017, and $1.0 million (net of sublease income of $0.1 million) for the three months ended March 31, 2016.

Fixed Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its clients in exchange for contract extensions and various marketing and other rights. Currently, the future minimum fixed payments to the Company’s clients in exchange for contract extensions and various marketing and other rights were as follows (in thousands):

2017	$1,728
2018	3,875
2019	875
2020	625
2021	625
Thereafter	5,025
Total future fixed payments to clients	$12,753

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

5.                                      Stockholders’ Equity

As of March 31, 2017, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At March 31, 2017, the Company had reserved a total of 11,500,002 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,803,073
Possible future issuance under 2014 Equity Incentive Plan	5,452,700
Outstanding restricted stock units	1,244,229
Total shares of common stock reserved for future issuance	11,500,002

The compensation committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted in April 2017 option awards to employees to purchase an aggregate of 510,335 shares of common stock at an exercise price of $39.66 and restricted stock unit awards for an aggregate of 447,493 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 6 below).

6.                                      Stock-Based Compensation

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Servicing and support	$695	$651
Technology and content development	646	452
Program marketing and sales	342	258
General and administrative	2,212	2,183
Total stock-based compensation expense	$3,895	$3,544

Stock Options

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.1%	1.9%
Expected term (years)	6.08	6.08
Expected volatility	49%	50%
Dividend yield	0%	0%

The following is a summary of the stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2016	4,882,237	$10.74	6.30	$95,081
Granted	2,839	30.15	9.76
Exercised	(55,337)	9.37	5.83
Forfeited	(26,666)	19.92
Expired	—	—
Outstanding balance at March 31, 2017	4,803,073	10.72	5.93	139,015
Exercisable at March 31, 2017	3,504,296	6.83	5.11	115,061
Vested and expected to vest at March 31, 2017	4,803,073	10.72	5.93	139,015

The total compensation cost related to the nonvested options not yet recognized as of March 31, 2017 was $11.0 million and will be recognized over a weighted-average period of approximately 2.1 years.

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2017 and 2016 was $1.5 million and $5.3 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2017:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2016	1,412,934	$20.60
Granted	2,875	30.15
Vested	(153,301)	11.50
Forfeited	(18,279)	22.75
Outstanding balance at March 31, 2017	1,244,229	21.71

The total compensation cost related to the nonvested restricted stock units not yet recognized as of March 31, 2017 was $19.2 million and will be recognized over a weighted-average period of approximately 2.3 years.

7.                                      Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options	4,803,073	5,019,640
Restricted stock units	1,244,229	1,011,375

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended March 31,
	2017	2016
Numerator (in thousands):
Net loss	$(3,439)	$(3,380)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	47,237,341	45,953,082
Net loss per share, basic and diluted	$(0.07)	$(0.07)

8.                                      Segment and Geographic Information

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

9.             Subsequent Events

As disclosed in the Company’s Current Report on Form 8-K filed on May 2, 2017, the Company’s wholly subsidiary K2017143886 South Africa Proprietary Limited (“2U South Africa”), a company duly incorporated and registered in accordance with the laws of South Africa, entered into a share sale agreement (the “Share Sale Agreement”), dated as of May 1, 2017, by and among 2U South Africa, Get Educated International Proprietary Limited, a private company duly incorporated in South Africa (“GetSmarter”), the shareholders of GetSmarter (the “Sellers”) and Samuel Edward Paddock, as the sellers’ representative.

Under the terms of the Share Sale Agreement, 2U South Africa will acquire all of the outstanding equity interests of GetSmarter (the “Acquisition”) for approximately $103 million in cash (the “Purchase Price”), plus a potential earn out payment of up to $20 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. Following the completion of the Acquisition, GetSmarter will be a wholly owned subsidiary of 2U South Africa. The Purchase Price is subject to certain purchase price adjustments for cash, indebtedness, transaction expenses and other matters. The Acquisition is expected to close during the third quarter of 2017.

Each of GetSmarter and the Sellers have made customary representations and warranties and covenants in the Share Sale Agreement and certain of the Sellers have agreed to indemnify 2U South Africa and the Company with respect to breaches of representations and warranties of GetSmarter and the Sellers, pre-closing taxes and certain other matters, in each case, subject to limitations. Certain of the Sellers have agreed to customary non-competition and non-solicitation obligations following closing of the Acquisition.

The Acquisition is subject to customary closing conditions, including certain regulatory approvals and third party consents, absence of any order or laws prohibiting completion of the Acquisition, the absence of a material adverse effect on GetSmarter and the accuracy of each party’s representations and warranties (subject to certain qualifications), and each party’s material compliance with their respective covenants and agreements contained in the Share Sale Agreement.

Under the terms of the Share Sale Agreement, the Company has agreed to issue restricted stock unit awards over the shares of common stock, par value $0.001 per share, of the Company to certain employees and officers of GetSmarter. The awards will be subject to the 2014 2U, Inc. Equity Incentive Plan and will vest over either a two or four year period following closing of the Acquisition.

The foregoing summary of the Share Sale Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Share Sale Agreement, which is attached hereto as Exhibit 2.1 and incorporated by reference herein.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K filed with the SEC on February 24, 2017.

Overview

We are a leading provider of cloud-based software-as-a-service, or SaaS, technology and technology-enabled services that enable leading nonprofit colleges and universities to deliver their degree programs at scale to students anywhere. Our SaaS technology consists of an innovative online learning environment, where our clients deliver their high-quality educational content to students in a live, intimate and engaging setting. We also provide a comprehensive suite of integrated applications, including a content management system and a customer relationship management system, that serve as the back-end infrastructure of the programs we enable. This technology is fused with technology-enabled services, including student acquisition services, content development services, student and faculty support, clinical placement services, and admissions applications advising services.This suite of technology tightly integrated with technology-enabled services, optimized with data analysis and machine learning techniques, provides a comprehensive set of capabilities that would otherwise require the purchase of multiple, disparate point solutions, and allows our clients’ programs to expand and operate at scale, providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate their students.

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

In the near term, we expect the primary drivers of our financial results to continue to be our first two programs with the University of Southern California, which are our longest running programs, which we launched in 2009 and 2010, and our programs with Simmons College, which launched between 2013 and 2016. For the three months ended March 31, 2017 and 2016, 30% and 38%, respectively, of our revenue was derived from the first two University of Southern California programs. For the three months ended March 31, 2017 and 2016, 18% and 16%, respectively, of our revenue was derived from the Simmons College programs. We expect that the first two DGPs with the University of Southern California and our programs with Simmons College will continue to account for a large portion of our revenue even though that portion should decline as other client programs become more mature and achieve higher enrollment levels.

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

Accordingly, our program marketing and sales expense in any period is an investment we make to generate revenue in future periods. Likewise, revenue generated in any period is largely attributable to the investment made in student acquisition activities in earlier periods. Because program marketing and sales expense in any period is almost entirely unrelated to revenue generated in that period, we do not believe it is meaningful to directly compare the two. We believe that the total revenue we will receive over time related to students who enroll in our clients’ programs as a result of current period program marketing and sales expense, will be significantly greater as a multiple of that current period expense than is implied by the multiple of current period revenue to current period program marketing and sales expense as expressed in our financial statements. Further, we believe that our program marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs increases.

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

Components of Operating Results and Results of Operations

First Quarter 2017 Highlights

•                  Revenue was $64.8 million, an increase of 36.6% from $47.4 million in the first quarter of 2016.

•                  Net loss was $(3.4) million, or $(0.07) per share, compared to $(3.4) million or $(0.07) per share, in the first quarter of 2016.

•                  Adjusted EBITDA was $3.9 million, compared to $2.2 million in the first quarter of 2016.

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

Revenue for the three months ended March 31, 2017 was $64.8 million, an increase of $17.4 million, or 36.6%, from $47.4 million for the same period of 2016. The increase was primarily attributable to a 34.7% increase in period-over-period full course equivalent enrollments in our client programs, from 17,709 for the three months ended March 31, 2016 to 23,857 for the three months ended March 31, 2017. Of the increase in full course equivalent enrollments, 808, or 13.1%, were attributable to client DGPs launched during the 12 months ended March 31, 2017. Also contributing to the increase, adjustments to student refund allowances resulted in higher period-over-period revenues of $0.5 million.

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

Servicing and support.  Servicing and support costs for the three months ended March 31, 2017 were $10.9 million, an increase of $1.4 million, or 14.9%, from $9.5 million for the same period of 2016. This increase was due primarily to a $1.3 million increase in cash compensation costs as we increased our headcount in this area by 17% to serve a growing number of students and faculty in existing and new client programs. As a percentage of revenue, servicing and support costs decreased from 20.0% for the three months ended March 31, 2016 to 16.8% for the same period of 2017, as revenue grew at a higher rate than the increase in expense.

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

Technology and content development.  Technology and content development costs for the three months ended March 31, 2017 were $9.2 million, an increase of $1.9 million, or 26.5%, from $7.3 million for the same period of 2016. This increase was due primarily to the increased number of courses that have been developed for our client programs, which resulted in higher amortization expense associated with our capitalized technology and content development costs of $0.8 million. Additionally, cash compensation costs (net of amounts capitalized for technology and content development) increased by $0.5 million, as we increased our headcount in this area by 27% to support the launch of new client programs and the scaling of existing programs. The remainder of the increase in technology and content development costs related to cloud-based hosting services, non-cash compensation and travel and related expenses. As a percentage of revenue, technology and content development costs decreased from 15.3% for the three months ended March 31, 2016 to 14.2% for the same period of 2017, as revenue grew at a higher rate than the increase in expense.

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

Program marketing and sales.  Program marketing and sales expense for the three months ended March 31, 2017 was $34.7 million, an increase of $11.0 million, or 46.6%, from $23.7 million for the same period of 2016. This increase was due primarily to a $7.7 million increase in direct internet marketing costs to acquire students for our clients’ programs. Additionally, cash compensation costs increased by $2.2 million as we increased our headcount in this area by 20% to acquire students for, and drive revenue growth in, new client programs. The remainder of the increase in program marketing and sales expense primarily related to rent expense in connection with our new Maryland headquarters lease, travel and related expenses, non-cash stock-based compensation and other costs to support our programs marketing efforts. As a percentage of revenue, program marketing and sales expense increased from 49.9% for the three months ended March 31, 2016 to 53.5% for the same period of 2017, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

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

General and administrative. General and administrative expense for the three months ended March 31, 2017 was $13.7 million, an increase of $3.3 million, or 30.8%, from $10.4 million for the same period of 2016. This was due primarily to an increase in employee education benefits of $0.9 million and higher cash compensation costs of $0.9 million as we increased our headcount in this area by 25% to support our growing business. Additionally, consulting costs increased by $0.6 million primarily driven by the integration of our enterprise resource planning system, and our depreciation and amortization expense increased by $0.5 million primarily due to placing more fixed assets into service in connection with the commencement of our new Maryland headquarters lease, as well as accelerated depreciation of certain facility-related assets in connection with our headquarters relocation. The remainder of the increase in general and administrative expense primarily related to higher legal, accounting and other professional fees. As a percentage of revenue, general and administrative expense decreased from 22.0% for the three months ended March 31, 2016 to 21.1% for the same period of 2017, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other expenses. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit.

Total other income (expense) for the three months ended March 31, 2017 was $0.2 million, an increase of $0.1 million, or 199.1%, from $0.1 million for the same period of 2016. This increase was driven by higher interest income associated with our cash balances.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three months ended March 31, 2017 and 2016.

Consolidated Statements of Operations as a Percentage of Revenue

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Costs and expenses:
Servicing and support	16.8	20.0
Technology and content development	14.2	15.3
Program marketing and sales	53.5	49.9
General and administrative	21.1	22.0
Total costs and expenses	105.6	107.2
Loss from operations	(5.6)	(7.2)
Other income (expense):
Interest expense	—	(0.1)
Interest income	0.3	0.2
Other	—	—
Total other income (expense)	0.3	0.1
Net loss	(5.3)%	(7.1)%

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, we discuss revenue and the components of loss from operations in the section above entitled “—Components of Operating Results and Results of Operations.” Additionally, we utilize other key metrics to evaluate the success of our growth strategy, including measures we refer to as platform revenue retention rate and full course equivalent enrollments in our clients’ programs.

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

	Three Months Ended March 31,
	2017	2016
Platform revenue retention rate	131.3%	123.3%
Number of programs included in comparison (1)	17	12

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

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our clients’ DGPs for the periods presented.

	Three Months Ended March 31,
	2017	2016
Full course equivalent enrollments in our clients’ programs	23,857	17,709
Average revenue per full course equivalent enrollment in our clients’ programs	$2,717	$2,679

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(3,439)	$(3,380)
Adjustments:
Interest expense	—	26
Interest income	(196)	(92)
Depreciation and amortization expense	3,648	2,149
Stock-based compensation expense	3,895	3,544
Total adjustments	7,347	5,627
Adjusted EBITDA	$3,908	$2,247

Liquidity and Capital Resources

Sources of Liquidity

In March 2017, we amended our credit agreement for a revolving line of credit to extend the maturity date through July 31, 2017. No amounts were outstanding under this credit agreement as of March 31, 2017 or December 31, 2016.

Certain of our operating lease agreements entered into prior to March 31, 2017 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2017, we have entered into standby letters of credit totaling $11.5 million, as security deposits for the applicable leased facilities. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $13.5 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of March 31, 2017 and December 31, 2016, our adjusted quick ratios were 5.40 and 5.43, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash (used in) provided by:
Operating activities	$(11,599)	$6,278
Investing activities	(14,293)	(3,967)
Financing activities	51	670

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities of $11.6 million consisted of a net loss of $3.4 million and a $15.7 million net cash outflow from changes in working capital, partially offset by $7.5 million in non-cash items. The decrease in cash resulting from changes in working capital consisted of a $20.8 million increase in accounts receivable, a $7.7 million decrease in accrued compensation and related benefits and other changes in working capital of $2.9 million, partially offset by an $8.6 million increase in deferred revenue and a $7.1 million increase in accounts payable. Non-cash items consisted of non-cash stock-based compensation charges of $3.9 million and depreciation and amortization expense of $3.6 million.

For the three months ended March 31, 2016, net cash provided by operating activities of $6.3 million consisted of $5.7 million in noncash items and a $4.0 million net cash inflow from changes in working capital, partially offset by a net loss of $3.4 million. Non-cash items consisted of non-cash stock-based compensation charges of $3.5 million and depreciation and amortization expense of $2.1 million. The increase in cash resulting from changes in working capital consisted of a $7.4 million increase in deferred revenue, a $2.3 million increase in accrued expenses and other liabilities, a $1.8 million increase in accounts payable and a $0.4 million change in other assets and other liabilities. These increases were partially offset by a $6.5 million decrease in accrued compensation and related benefits and a $1.4 million increase in prepaid expenses and other current assets.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities of $14.3 million consisted of $9.4 million of purchases of property and equipment, primarily related to leasehold improvement expenditures related to our new office operating leases. Additionally, costs related to internal-use software and content developed to support a greater number of launched programs were $4.9 million.

For the three months ended March 31, 2016, net cash used in investing activities of $4.0 million consisted primarily of costs related to internal-use software and content developed to support a greater number of launched programs.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $0.1 million, consisting of $0.5 million of proceeds received from the exercise of stock options, partially offset by $0.4 million of cash used for the payment of employee withholding taxes related to net settlement releases of restricted stock units.

For the three months ended March 31, 2016, net cash provided by financing activities was $0.7 million, consisting of $1.0 million of proceeds received from the exercise of stock options, partially offset by $0.3 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

Operating and Capital Expenditure Requirements

During the three months ended March 31, 2017, we had new capital asset additions of $20.0 million, which was comprised of $11.1 million of leasehold improvements, $4.8 million in capitalized technology and content development costs and $4.1 million of other property and equipment. The $20.0 million increase primarily consisted of $14.3 million in cash capital expenditures and $5.4 million in landlord funded leasehold improvements. For the full year of 2017, we expect new capital asset additions of approximately $44 to $49 million, of which approximately $6 to $8 million will be funded by landlord leasehold improvement allowances.

Contractual Obligations and Commitments

We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for contract extensions and various marketing and other rights.

We have a $25.0 million line of credit from Comerica Bank (with letters of credit reducing the aggregate amount we may borrow to $13.5 million) and no amounts were outstanding as of March 31, 2017.

See Note 4 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Recent Accounting Pronouncements

Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 24, 2017.

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2017, we finished the migration our Human Capital Management and payroll systems to a single enterprise resource planning (“ERP”) system called Workday. This completed the first of a two-phase ERP system implementation project. The second phase of this implementation project covers the migration of our accounting and financial reporting systems to Workday, which is targeted to occur in the second quarter of 2017. This two-phase ERP system implementation impacts various internal processes and controls for business activities within human resources, payroll and accounting, as well as financial reporting. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing any ERP system, and the Company will continue to evaluate and test control changes in order to provide certification on the effectiveness, in all material respects, of its internal controls over financial reporting for the year ending December 31, 2017.

Except for our implementation of Workday as described above, there were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 4 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.            Risk Factors

The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017, remain current in all material respects. Those risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of the Document
2.1

Share Sale Agreement, by and among a wholly owned subsidiary of the Registrant, K2017143886 South Africa Proprietary Limited, Get Educated International Proprietary Limited (“Get Educated”), the shareholders of Get Educated, and Samuel Edward Paddock, as the Seller’s Representative.

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

2U, Inc.

May 4, 2017	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 4, 2017	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer