Form 10-Q
period 2017-06-30
2U, Inc.
filed 2017-08-07
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, there were 47,924,767 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•                  our ability to successfully integrate the operations of Get Educated International Proprietary Limited, or GetSmarter, achieve the expected benefits of the acquisition and manage, expand and grow the combined company;

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

You should refer to the risks described in Part I, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.  FINANCIAL INFORMATION

Item 1.                     Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$37,435	$168,730
Restricted cash	100,987	—
Accounts receivable, net	23,426	7,860
Advances to clients	213	567
Prepaid expenses and other assets	8,398	7,541
Total current assets	170,459	184,698
Property and equipment, net	34,390	15,596
Capitalized technology and content development costs, net	37,402	31,867
Advances to clients, non-current	2,163	2,100
Prepaid expenses, non-current	14,789	7,052
Other non-current assets	2,770	3,007
Total assets	$261,973	$244,320
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,323	$3,729
Accrued compensation and related benefits	17,908	16,491
Accrued expenses and other liabilities	22,324	17,712
Deferred revenue	7,365	3,137
Total current liabilities	51,920	41,069
Non-current lease-related liabilities	15,202	7,620
Deferred government grant obligations	3,500	—
Other non-current liabilities	300	394
Total liabilities	70,922	49,083
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 47,858,326 shares issued and outstanding as of June 30, 2017; 47,151,635 shares issued and outstanding as of December 31, 2016	48	47
Additional paid-in capital	382,609	371,455
Accumulated deficit	(191,606)	(176,265)
Total stockholders’ equity	191,051	195,237
Total liabilities and stockholders’ equity	$261,973	$244,320

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$64,995	$49,110	$129,824	$96,554
Costs and expenses:
Servicing and support	13,458	10,260	24,383	19,772
Technology and content development	11,140	8,842	20,345	16,117
Program marketing and sales	37,242	27,483	71,912	51,139
General and administrative	13,930	10,944	27,594	21,391
Total costs and expenses	75,770	57,529	144,234	108,419
Loss from operations	(10,775)	(8,419)	(14,410)	(11,865)
Other income (expense):
Interest income	53	91	249	183
Interest expense	(1)	(9)	(1)	(35)
Foreign currency loss	(1,031)	—	(1,031)	—
Total other income (expense)	(979)	82	(783)	148
Loss before income taxes	(11,754)	(8,337)	(15,193)	(11,717)
Income tax expense	—	—	—	—
Net loss	$(11,754)	$(8,337)	$(15,193)	$(11,717)
Net loss per share, basic and diluted	$(0.25)	$(0.18)	$(0.32)	$(0.25)
Weighted-average shares of common stock outstanding, basic and diluted	47,668,397	46,494,464	47,454,059	46,226,117

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	47,151,635	$47	$371,455	$(176,265)	$195,237
Cumulative-effect of accounting change (Note 2)	—	—	148	(148)	—
Balance, December 31, 2016, adjusted	47,151,635	47	371,603	(176,413)	195,237
Exercise of stock options	271,579	—	2,908	—	2,908
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	435,112	1	(1,292)	—	(1,291)
Stock-based compensation expense	—	—	9,390	—	9,390
Net loss	—	—	—	(15,193)	(15,193)
Balance, June 30, 2017	47,858,326	$48	$382,609	$(191,606)	$191,051

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(15,193)	$(11,717)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,431	4,526
Stock-based compensation expense	9,390	7,520
Foreign currency loss	1,031	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(15,566)	(4,267)
Decrease in advances to clients	291	75
Increase in prepaid expenses and other current assets	(112)	(645)
Increase in accounts payable	594	1,044
Increase (decrease) in accrued compensation and related benefits	1,417	(3,419)
Increase in accrued expenses and other liabilities	4,262	4,776
Increase in deferred revenue	4,228	14,978
(Increase) decrease in payments to clients	(7,471)	1,664
Decrease (increase) in other assets and other liabilities, net	1,561	(3,028)
Net cash (used in) provided by operating activities	(8,137)	11,507
Cash flows from investing activities
Purchases of property and equipment	(15,449)	(1,029)
Capitalized technology and content development cost expenditures	(10,808)	(7,437)
Other	—	(142)
Net cash used in investing activities	(26,257)	(8,608)
Cash flows from financing activities
Proceeds from deferred government grant obligations	3,500	—
Proceeds from exercise of stock options	2,908	2,156
Tax withholding payments associated with settlement of restricted stock units	(1,291)	(365)
Other	—	(168)
Net cash provided by financing activities	5,117	1,623
Effect of exchange rate changes on cash	(1,031)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,308)	4,522
Cash, cash equivalents and restricted cash, beginning of period	168,730	183,729
Cash, cash equivalents and restricted cash, end of period	$138,422	$188,251

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Organization, Basis of Presentation and Recent Accounting Pronouncements

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its wholly owned subsidiaries. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. The Company believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2017 and 2016 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain prior period amounts in the condensed consolidated balance sheets and condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. The ASU requires companies to explain the changes in the combined total of restricted and unrestricted cash balances in the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective to each prior period presented. The Company early adopted this ASU in the second quarter of 2017. Adoption of this standard did not have a significant impact on the presentation of prior periods.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the mandatory effective date of this ASU by one year from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 with ASU No. 2014-09 (collectively, the “new revenue standard”). The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has assembled a multidisciplinary team that includes independent third-party consultants to assist with the implementation of the new revenue standard and has made progress with its assessment of the impact of the new revenue standard during the second quarter of 2017. While the Company has not completed its assessment of the impact of adopting the new revenue standard, the Company is in the process of reviewing the current accounting policies and practices to identify potential differences that could result from applying the requirements of the new revenue standard to its revenue contracts and expects to complete the assessment effort by the end of the third quarter of 2017. Over the second half of 2017, the Company will complete the quantification of any identified impacts, the evaluation and implementation of any necessary changes to its business processes and controls in order to support revenue recognition and disclosure under the new revenue standard, and the determination of which transition approach will be applied. The Company will provide additional updates on progress made and further conclusions in its third quarter report on Form 10-Q to be filed in 2017, and adopt the new revenue standard on January 1, 2018.

2.             Summary of Significant Accounting Policies

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

During the three months ended June 30, 2017, four clients each accounted for 10% or more of the Company’s revenue, as follows: $19.1 million, $12.1 million, $6.9 million and $6.8 million, which equals 29%, 19%, 11% and 10% of total revenue, respectively.

During the three months ended June 30, 2016, three clients each accounted for 10% or more of the Company’s revenue, as follows: $17.6 million, $9.1 million and $5.1 million, which equals 36%, 18% and 10% of total revenue, respectively.

During the six months ended June 30, 2017, four clients each accounted for 10% or more of the Company’s revenue, as follows: $38.8 million, $23.8 million, $13.8 million and $13.2 million, which equals 30%, 18%, 11% and 10% of total revenue, respectively.

During the six months ended June 30, 2016, three clients each accounted for 10% or more of the Company’s revenue, as follows: $35.5 million, $16.9 million and $10.2 million, which equals 37%, 17% and 11% of total revenue, respectively.

As of June 30, 2017, two clients each accounted for 10% or more of the Company’s accounts receivable balance, as follows: $14.1 million and $5.3 million, which equals 61% and 23% of total accounts receivable, respectively. As of December 31, 2016, two clients each accounted for 10% or more of the Company’s accounts receivable balance, as follows: $5.8 million and $1.4 million, which equals 74% and 17% of total accounts receivable, respectively.

Restricted Cash

Restricted cash includes a 1.2 billion South African rand denominated restricted cash balance at June 30, 2017, which was held in connection with the Company’s acquisition of GetSmarter on July 1, 2017, as further discussed in Note 10 below.

Non-cash Investing and Financing Activities

During the six months ended June 30, 2017, the Company had new capital asset additions of $31.6  million, which was comprised of $15.6 million of leasehold improvements, $10.5 million in capitalized technology and content development costs and $5.5 million of other property and equipment. The $31.6 million increase consisted of $26.3 million in cash capital expenditures, with the remainder primarily comprised of landlord funded leasehold improvements.

During the six months ended June 30, 2016, the Company had new capital asset additions of $9.1 million, which was primarily comprised of capitalized technology and content development costs. The increase consisted almost entirely of cash capital expenditures.

Government Grants

Government grants awarded to the Company in the form of forgivable loans are recorded as deferred government grant obligations within long-term liabilities on the condensed consolidated balance sheets until all contingencies are resolved and the grant is determined to be realized.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented as the Company has no material components of other comprehensive income.

3.             Capitalized Technology and Content Development Costs

Capitalized technology and content development costs consisted of the following as of:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology costs	$14,491	$(9,305)	$5,186	$12,988	$(7,822)	$5,166
Capitalized technology costs in process	6,615	—	6,615	4,112	—	4,112
Total capitalized technology costs	21,106	(9,305)	11,801	17,100	(7,822)	9,278

Capitalized content development costs	38,058	(18,001)	20,057	33,353	(15,367)	17,986
Capitalized content development costs in process	5,544	—	5,544	4,603	—	4,603
Total capitalized content development costs	43,602	(18,001)	25,601	37,956	(15,367)	22,589
Capitalized technology and content development costs	$64,708	$(27,306)	$37,402	$55,056	$(23,189)	$31,867

Amortization expense related to capitalized technology was $0.8 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to capitalized technology was $1.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

The Company recorded amortization expense related to capitalized content development costs of $1.8 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively. The Company recorded amortization expense related to capitalized content development costs of $3.5 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the estimated future amortization expense for the capitalized technology and content development costs placed in service is as follows (in thousands):

2017	$4,704
2018	8,368
2019	6,378
2020	3,785
2021	1,845
Thereafter	163
Total	$25,243

4.             Commitments and Contingencies

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

Operating Leases

The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong. In February 2017, the Company signed a lease for new office space in Brooklyn, New York, which is expected to be occupied beginning in 2018. The lease covers three floors totaling approximately 80,000 square feet, requires total future minimum lease payments of approximately $51.8 million and will expire approximately eleven years and nine months after the July 1, 2017 lease commencement date. Related to this lease, the Company could be eligible for certain state and local incentives that are dependent on construction build, employment levels, the Company’s taxable income and other factors. The Company is in the process of applying for such eligibility, but is not currently able to assess the potential benefit these incentives may yield over the lease term. The Company also leases office equipment under non-cancelable leases.

Fixed Payments to Clients

The Company is contractually obligated to make fixed payments to certain of its clients in exchange for contract extensions and various marketing and other rights. During the six months ended June 30, 2017, the Company entered into new agreements with certain of its clients for contract extensions and various marketing and other rights that, as of June 30, 2017, require future fixed payments totaling $4.8 million, the majority of which were paid in July 2017.

5.             Debt

Line of Credit

In June 2017, the Company and Comerica amended its credit agreement for a $25.0 million revolving line of credit pursuant to which, among other things, Comerica consented to the Company’s acquisition of GetSmarter and the Company’s formation of certain subsidiaries in connection therewith, and the parties extended the maturity date through July 31, 2017. On July 31, 2017, the Company further amended its credit agreement to extend the maturity date through September 29, 2017. No amounts were outstanding under this credit agreement as of June 30, 2017 or December 31, 2016. The Company intends to extend this agreement under comparable terms, prior to expiration.

Certain of the Company’s operating lease agreements entered into prior to June 30, 2017 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2017, the Company has entered into standby letters of credit totaling $11.5 million as security deposits for the applicable leased facilities. Additionally, in June 2017, the Company entered into standby letters of credit totaling $3.5 million in connection with two government grants, as described later in this Note. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $10.0 million.

Government Grants

On June 22, 2017, the Company executed a conditional loan agreement and received financing from Prince George’s County, Maryland that provides for a grant in the form of a forgivable loan of $1.5 million. The financing was secured by a letter of credit pursuant to the Company’s line of credit with Comerica Bank. The conditional loan obligation is recorded as “Deferred government grant obligations” on the condensed consolidated balance sheet. The proceeds from this loan are to be used in connection with the relocation of 2U’s headquarters, leasehold improvements thereto and other purposes. The loan has a maturity date of June 22, 2027, and bears interest at a rate of 3% per annum. If 2U does not employ at least 650 employees at its Lanham headquarters at any time during the term of the loan period or otherwise defaults on the loan, the entire principal balance, plus accrued interest, will become due and payable. If 2U does not employ at least 1,300 employees at its Lanham headquarters by January 1, 2020, the Company will be required to repay a prorated portion of the loan ($2,252 per employee, for every employee below 1,300), plus interest.

On June 27, 2017, 2U Harkins Road LLC (a wholly owned subsidiary of the Company) executed a loan agreement and received financing from the Department of Commerce (a principal department of the State of Maryland) that provides for a grant in the form of a forgivable loan of $2.0 million. The financing was secured by a letter of credit pursuant to the Company’s line of credit with Comerica Bank. The conditional loan obligation is recorded as “Deferred government grant obligations” on the condensed consolidated balance sheet. The proceeds from this loan are to be used in connection with the relocation of 2U’s headquarters, leasehold improvements thereto and other purposes. The loan has a maturity date of December 31, 2026, and bears interest at a rate of 3% per annum. If 2U does not employ at least 650 employees at its Lanham headquarters at any time during the term of the loan period or otherwise defaults on the loan, the entire principal balance, plus accrued interest, will become due and payable. If 2U does not employ at least 1,600 employees at its Lanham headquarters by December 31, 2020, and at each December 31st thereafter through 2026, the Company will be required to repay a prorated portion of the loan ($2,105 per employee, for every employee below 1,600), plus interest.

6.             Stockholders’ Equity

As of June 30, 2017, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At June 30, 2017, the Company had reserved a total of 10,988,222 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	5,095,909
Possible future issuance under 2014 Equity Incentive Plan	4,536,920
Outstanding restricted stock units	1,355,393
Total shares of common stock reserved for future issuance	10,988,222

The Compensation Committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted in July 2017 option awards to employees to purchase an aggregate of 34,019 shares of common stock at an exercise price of $46.32 and restricted stock unit awards for an aggregate of 132,507 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 7 below).

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Servicing and support	$1,161	$923	$1,856	$1,574
Technology and content development	897	654	1,543	1,106
Program marketing and sales	430	355	772	613
General and administrative	3,007	2,044	5,219	4,227
Total stock-based compensation expense	$5,495	$3,976	$9,390	$7,520

Stock Options

The Company values stock options using the Black-Scholes-Merton option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life of the option, expected stock price volatility and dividend yield. Prior to June 30, 2017, expected volatility was based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. Effective June 30, 2017, expected volatility is based on the historical volatility of 2U common stock over the estimated expected life of the stock options.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	2.0% – 2.1%	1.3% – 1.4%	2.0% – 2.1%	1.3% – 1.9%
Expected term (years)	6.00 – 6.08	5.75 – 6.08	6.00 – 6.08	5.75 – 6.08
Expected volatility	48.1% – 48.2%	50%	48.1% – 48.8%	50%
Dividend yield	0%	0%	0%	0%

The following is a summary of the stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2016	4,882,237	$10.74	6.30	$95,081
Granted	539,265	39.61	9.66
Exercised	(271,579)	10.71	4.57
Forfeited	(54,014)	21.99
Expired	—	—
Outstanding balance at June 30, 2017	5,095,909	13.68	6.19	169,396
Exercisable at June 30, 2017	3,636,372	7.79	5.18	142,287
Vested and expected to vest at June 30, 2017	5,095,909	13.68	6.19	169,396

The total compensation cost related to the nonvested options not yet recognized as of June 30, 2017 was $18.8 million and will be recognized over a weighted-average period of approximately 2.5 years.

The aggregate intrinsic value of the options exercised during the six months ended June 30, 2017 and 2016 was $8.6 million and $10.5 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the six months ended June 30, 2017:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2016	1,412,934	$20.60
Granted	467,626	39.60
Vested	(469,324)	18.64
Forfeited	(55,843)	25.07
Outstanding balance at June 30, 2017	1,355,393	27.65

The total compensation cost related to the nonvested restricted stock units not yet recognized as of June 30, 2017 was $33.3 million and will be recognized over a weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan

On June 5, 2017, 2U’s stockholders voted upon and approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for (i) consecutive six-month offering periods (commencing each January 1 and July 1) and (ii) that the purchase price for shares of 2U common stock purchased under the ESPP will not be less than 85% of the fair market value of the Company’s common stock on the purchase date. The Compensation Committee of the Company’s Board of Directors may exercise its discretion, subject to certain conditions, to determine that the purchase price will be 85% of the lesser of the fair market value of 2U’s common stock on the purchase date or the fair market value of 2U’s common stock on the first day of the offering period. The first offering period is expected to begin on January 1, 2018, and will end on June 30, 2018. Eligible employees will be able to select a rate of payroll deduction between 1% and 15% of their salary or wage compensation received from the Company as in effect at the start of the offering period, subject to a maximum payroll deduction per calendar year of $25,000. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of 2U’s common stock may be issued under the ESPP, subject to adjustments for certain capital transactions.

8.             Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2017 and 2016:

	Three and Six Months Ended June 30,
	2017	2016
Stock options	5,095,909	5,358,182
Restricted stock units	1,355,393	1,421,372

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator (in thousands):
Net loss	$(11,754)	$(8,337)	$(15,193)	$(11,717)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	47,668,397	46,494,464	47,454,059	46,226,117
Net loss per share, basic and diluted	$(0.25)	$(0.18)	$(0.32)	$(0.25)

9.             Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment. The Company offers similar services to substantially all of its clients, which primarily represent well-recognized nonprofit colleges and universities in the United States. Substantially all assets were held and all revenue was generated in the United States during all periods presented, with the exception of a 1.2 billion South African rand denominated restricted cash balance at June 30, 2017, which was held in connection with the Company’s acquisition of GetSmarter, as further discussed in Note 10 below.

10.          Subsequent Events

On July 1, 2017, the Company, through a wholly owned subsidiary (“2U South Africa”), completed its acquisition of all of the outstanding equity interests of GetSmarter pursuant to a Share Sale Agreement, dated as of May 1, 2017 (the “Share Sale Agreement”), as amended by an Addendum, dated as of June 29, 2017, for a purchase price of approximately $103.0 million in cash. The purchase price is subject to post-closing adjustments pursuant to the terms of the Share Sale Agreement. In addition, 2U South Africa agreed to pay a potential earn out payment of up to $20.0 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. Under the terms of the Share Sale Agreement, 2U has issued restricted stock units for  shares of common stock, par value $0.001 per share, of the Company to certain employees and officers of GetSmarter. These awards are subject to the 2014 2U, Inc. Equity Incentive Plan and will vest over either a two (2) or four (4) year period. As a result of the transaction, GetSmarter became an indirect wholly owned subsidiary of the Company.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Part I, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

In the near term, we expect the primary drivers of our financial results to continue to be our first two programs with the University of Southern California, which are our longest running programs, which we launched in 2009 and 2010, and our programs with Simmons College, which launched between 2013 and 2016. For the three months ended June 30, 2017 and 2016, 29% and 36%, respectively, of our revenue was derived from the first two University of Southern California programs. For the three months ended June 30, 2017 and 2016, 19% and 18%, respectively, of our revenue was derived from the Simmons College programs. For the six months ended June 30, 2017 and 2016, 29% and 37%, respectively, of our revenue was derived from the first two University of Southern California programs. For the six months ended June 30, 2017 and 2016, 18% and 17%, respectively, of our revenue was derived from the Simmons College programs. We expect that the first two programs with the University of Southern California and our programs with Simmons College will continue to account for a large portion of our revenue even though that portion should decline as other client programs become more mature and achieve higher enrollment levels.

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

Components of Operating Results and Results of Operations

Second Quarter 2017 Highlights

•                  Revenue was $65.0 million, an increase of 32.3% from $49.1 million in the second quarter of 2016.

•                  Net loss was $(11.8) million, or $(0.25) per share, compared to $(8.3) million or $(0.18) per share, in the second quarter of 2016.

•                  Adjusted EBITDA loss was $(1.5) million, compared to $(2.1) million in the second quarter of 2016.

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

Revenue for the three months ended June 30, 2017 was $65.0 million, an increase of $15.9 million, or 32.3%, from $49.1 million for the same period of 2016. The increase was primarily attributable to a 27.0% increase in period-over-period full course equivalent enrollments in our client programs, from 18,823 for the three months ended June 30, 2016 to 23,903 for the three months ended June 30, 2017. Of the increase in full course equivalent enrollments, 971, or 19.1%, were attributable to client programs launched during the 12 months ended June 30, 2017.

Revenue for the six months ended June 30, 2017 was $129.8 million, an increase of $33.3 million, or 34.5%, from $96.5 million for the same period of 2016. The increase was primarily attributable to a 30.7% increase in period-over-period full course equivalent enrollments in our client programs, from 36,532 for the six months ended June 30, 2016 to 47,760 for the six months ended June 30, 2017. Of the increase in full course equivalent enrollments, 1,779, or 15.8%, were attributable to client programs launched during the 12 months ended June 30, 2017.

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

Servicing and support costs for the three months ended June 30, 2017 were $13.5 million, an increase of $3.2 million, or 31.2%, from $10.3 million for the same period of 2016. This increase was due primarily to higher cash compensation costs of $1.5 million, as we increased our headcount in this area by 9% to serve a growing number of students and faculty in existing and new client programs. Additionally, $1.1 million of the increase related to student immersion courses and on-campus initiatives, in-program field placements, rent expense and travel and related expenses. The remainder of the increase in servicing and support costs related to other costs to support our program marketing efforts. As a percentage of revenue, servicing and support costs decreased from 20.9% for the three months ended June 30, 2016 to 20.7% for the same period of 2017, as revenue grew at a higher rate than the increase in expense.

Servicing and support costs for the six months ended June 30, 2017 were $24.4 million, an increase of $4.6 million, or 23.3%, from $19.8 million for the same period of 2016. This increase was due primarily to higher cash compensation costs of $2.9 million, as we increased our headcount in this area by 10% to serve a growing number of students and faculty in existing and new client programs. Additionally, $0.9 million of the increase related to student immersion courses and on-campus initiatives, in-program field placements, rent expense and travel and related expenses. The remainder of the increase in servicing and support costs related to other costs to support our program marketing efforts. As a percentage of revenue, servicing and support costs decreased from 20.5% for the six months ended June 30, 2016 to 18.8% for the same period of 2017, as revenue grew at a higher rate than the increase in expense.

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

Technology and content development costs for the three months ended June 30, 2017 were $11.1 million, an increase of $2.3 million, or 26.0%, from $8.8 million for the same period of 2016. This increase was due primarily to higher amortization expense associated with our capitalized technology and content development costs of $0.8 million, due to the larger number of courses that have been developed for our client programs. Additionally, cash compensation costs (net of amounts capitalized for technology and content development) and travel and related expenses increased $0.8 million, as we increased our headcount in this area by 24% to support the launch of new client programs and the scaling of existing programs. The remainder of the increase related to cloud-based hosting services, non-cash stock-based compensation costs and other technology and content development costs. As a percentage of revenue, technology and content development costs decreased from 18.0% for the three months ended June 30, 2016 to 17.1% for the same period of 2017, as revenue grew at a higher rate than the increase in expense.

Technology and content development costs for the six months ended June 30, 2017 were $20.3 million, an increase of $4.2 million, or 26.2%, from $16.1 million for the same period of 2016. This increase was due primarily to higher amortization expense associated with our capitalized technology and content development costs of $1.6 million, due to the larger number of courses that have been developed for our client programs. Additionally, cash compensation costs (net of amounts capitalized for technology and content development) and travel and related expenses increased $1.5 million, as we increased our headcount in this area by 28% to support the launch of new client programs and the scaling of existing programs. The remainder of the increase in technology and content development costs related to cloud-based hosting services and other technology and content development costs. As a percentage of revenue, technology and content development costs decreased from 16.7% for the six months ended June 30, 2016 to 15.7% for the same period of 2017, as revenue grew at a higher rate than the increase in expense.

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

Program marketing and sales expense for the three months ended June 30, 2017 was $37.2 million, an increase of $9.7 million, or 35.5%, from $27.5 million for the same period of 2016. This increase was due primarily to higher direct internet marketing costs to acquire students for our clients’ programs of $5.9 million. Additionally, cash compensation costs and travel and related expenses increased by $2.6 million, as we increased our headcount in this area by 19% to acquire students for, and drive revenue growth in, new client programs. The remainder of the increase in program marketing and sales expense primarily related to depreciation and amortization of long-lived assets, rent expense and other costs to support our programs marketing efforts. As a percentage of revenue, program marketing and sales expense increased from 55.9% for the three months ended June 30, 2016 to 57.4% for the same period of 2017, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

Program marketing and sales expense for the six months ended June 30, 2017 was $71.9 million, an increase of $20.8 million, or 40.6%, from $51.1 million for the same period of 2016. This increase was due primarily to a $13.6 million increase in direct internet marketing costs to acquire students for our clients’ programs. Additionally, cash compensation costs and travel and related costs were $5.0 million higher, as we increased our headcount in this area by 22% to acquire students for, and drive revenue growth in, new client programs. The remainder of the increase in program marketing and sales expense primarily related to depreciation and amortization of long-lived assets, rent expense and other costs to support our programs marketing efforts. As a percentage of revenue, program marketing and sales expense increased from 52.9% for the three months ended June 30, 2016 to 55.4% for the same period of 2017, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

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

General and administrative expense for the three months ended June 30, 2017 was $13.9 million, an increase of $3.0 million, or 27.3%, from $10.9 million for the same period of 2016. This increase was due primarily to higher cash compensation costs of $2.2 million and an additional $1.0 million in non-cash stock-based compensation costs as we increased our headcount in this area by 16% to support our growing business. These increases were partially offset by decreases in other general and administrative expenses. As a percentage of revenue, general and administrative expense decreased from 22.3% for the three months ended June 30, 2016 to 21.4% for the same period of 2017, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

General and administrative expense for the six months ended June 30, 2017 was $27.6 million, an increase of $6.2 million, or 29.0%, from $21.4 million for the same period of 2016. This increase was due primarily to higher cash compensation costs of $3.1 million and non-cash stock-based compensation costs of $1.0 million as we increased our headcount in this area by 18% to support our growing business. Additionally, consulting and other professional services expenses increased by $1.7 million, primarily driven by our acquisition of GetSmarter and the integration of our enterprise resource planning system. As a percentage of revenue, general and administrative expense decreased from 22.2% for the six months ended June 30, 2016 to 21.3% for the same period of 2017, reflecting a higher year-over-year percentage increase in revenue than the increase in expense.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other expenses. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit.

Total other income (expense) for the three months ended June 30, 2017 was an expense of $1.0 million, a change of $1.1 million, from other income of $0.1 million for the same period of 2016. This change was driven primarily by a $1.0 million foreign currency translation loss recorded on a South African rand denominated restricted cash balance held in connection with the acquisition of GetSmarter.

Total other income (expense) for the six months ended June 30, 2017 was an expense of $0.8 million, a change of $0.9 million, from other income $0.1 million for the same period of 2016. This change was driven primarily by a $1.0 million foreign currency translation loss recorded on a South African rand denominated restricted cash balance held in connection with the acquisition of GetSmarter.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred immaterial state and foreign income tax liabilities for the three and six months ended June 30, 2017 and 2016.

Consolidated Statements of Operations as a Percentage of Revenue

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Servicing and support	20.7	20.9	18.8	20.5
Technology and content development	17.1	18.0	15.7	16.7
Program marketing and sales	57.4	55.9	55.4	52.9
General and administrative	21.4	22.3	21.3	22.2
Total costs and expenses	116.6	117.1	111.2	112.3
Loss from operations	(16.6)	(17.1)	(11.2)	(12.3)
Other income (expense):
Interest income	0.1	0.2	0.2	0.2
Interest expense	0.0	0.0	0.0	0.0
Foreign currency loss	(1.6)	—	(0.8)	—
Total other income (expense)	(1.5)	0.2	(0.6)	0.2
Net loss	(18.1)%	(16.9)%	(11.8)%	(12.1)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Platform revenue retention rate	127.4%	134.2%	128.8%	123.7%
Number of programs included in comparison (1)	18	15	17	12

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Full course equivalent enrollments in our clients’ programs	23,903	18,823	47,760	36,532
Average revenue per full course equivalent enrollment in our clients’ programs	$2,719	$2,609	$2,718	$2,643

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest income (expense), taxes, depreciation and amortization, foreign currency gains or losses and stock-based compensation expense. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(11,754)	$(8,337)	$(15,193)	$(11,717)
Adjustments:
Interest income	(53)	(91)	(249)	(183)
Interest expense	1	9	1	35
Foreign currency loss	1,031	—	1,031	—
Depreciation and amortization expense	3,783	2,377	7,431	4,526
Stock-based compensation expense	5,495	3,976	9,390	7,520
Total adjustments	10,257	6,271	17,604	11,898
Adjusted EBITDA (loss)	$(1,497)	$(2,066)	$2,411	$181

Liquidity and Capital Resources

Sources of Liquidity

In June 2017, we amended our credit agreement with Comerica for a $25.0 million revolving line of credit pursuant to which, among other things, Comerica consented to our acquisition of GetSmarter and our formation of certain subsidiaries in connection therewith, and we extended the maturity date through July 31, 2017. On July 31, 2017, we further amended our credit agreement to extend the maturity date through September 29, 2017. No amounts were outstanding under this credit agreement as of June 30, 2017 or December 31, 2016.

Certain of our operating lease agreements entered into prior to June 30, 2017 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2017, we have entered into standby letters of credit totaling $11.5 million, as security deposits for the applicable leased facilities and totaling $3.5 million in connection with government grants. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $10.0 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our client programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of June 30, 2017 and December 31, 2016, our adjusted quick ratios were 2.07 and 5.43, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash (used in) provided by:
Operating activities	$(8,137)	$11,507
Investing activities	(26,257)	(8,608)
Financing activities	5,117	1,623

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities of $8.1 million consisted of a net loss of $15.2 million and a $10.8 million net cash outflow from changes in working capital, partially offset by $17.9 million in non-cash items. The decrease in cash resulting from changes in working capital consisted of a $15.6 million increase in accounts receivable and a $7.5 million increase in payments to clients, partially offset by a $4.3 million increase in accrued expenses and other liabilities, a $4.2 million increase in deferred revenue and other changes to working capital of $3.8 million. Non-cash items consisted of non-cash stock-based compensation charges of $9.4 million, depreciation and amortization expense of $7.5 million and a $1.0 million foreign currency translation loss recorded on a South African rand denominated restricted cash balance held in connection with the acquisition of GetSmarter.

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

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities of $26.3 million consisted of $15.5 million of purchases of property and equipment, primarily related to leasehold improvement expenditures for our new office operating leases. Additionally, costs related to internal-use software and content developed to support a greater number of launched programs were $10.8 million.

For the six months ended June 30, 2016, net cash used in investing activities of $8.6 million consisted primarily of costs related to internal-use software and content developed to support a greater number of launched programs, and equipment.

Financing Activities

For the six months ended June 30, net cash provided by financing activities was $5.1 million, consisting of $3.5 million of proceeds from government grants awarded to us in the form of forgivable loans, $2.9 million of proceeds received from the exercise of stock options, partially offset by $1.3 million of cash used for the payment of employee withholding taxes related to net settlement releases of restricted stock units.

For the six months ended June 30, 2016, net cash provided by financing activities was $1.6 million, consisting of $2.1 million of proceeds received from the exercise of stock options, partially offset by $0.5 million of cash used for the payment of employee withholding taxes related to the release of restricted stock units.

Operating and Capital Expenditure Requirements

During the six months ended June 30, 2017, we had new capital asset additions of $31.6 million, which was comprised of $15.6 million of leasehold improvements, $10.5 million in capitalized technology and content development costs and $5.5 million of other property and equipment. The $31.6 million increase consisted of $26.3 million in cash capital expenditures, with the remainder primarily comprised of landlord funded leasehold improvements. For the full year of 2017, we expect new capital asset additions of approximately $64 to $69 million, of which approximately $11 to $13 million will be funded by landlord leasehold improvement allowances.

Contractual Obligations and Commitments

We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for contract extensions and various marketing and other rights.

We have a $25.0 million line of credit from Comerica Bank (with letters of credit reducing the aggregate amount we may borrow to $10.0 million) and no amounts were outstanding as of June 30, 2017.

See Note 4 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Recent Accounting Pronouncements

Refer to Note 1 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 24, 2017.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2017, we finished the migration of our Human Capital Management and payroll systems to a single enterprise resource planning (“ERP”) system called Workday and in the second quarter of 2017 we finished the migration of our accounting and financial reporting systems to Workday. This two-phase ERP system implementation impacts various internal processes and controls for business activities within human resources, payroll and accounting, as well as financial reporting. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing any ERP system, and the Company will continue to evaluate and test control changes in order to provide certification on the effectiveness, in all material respects, of its internal controls over financial reporting for the year ending December 31, 2017.

Except for our implementation of Workday as described above, there were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 4 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.            Risk Factors

The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017, remain current in all material respects, except for the additional risk factors below. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Relating to the GetSmarter Acquisition and the Combined Company

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated strategic benefits of the GetSmarter acquisition may not be realized.

The success of the GetSmarter acquisition, including anticipated strategic benefits, will depend, in part, on our ability to successfully combine and integrate our business with the business of GetSmarter.

The GetSmarter acquisition will involve the integration of GetSmarter’s business with our existing business, which is a complex, costly and time-consuming process. It is possible that the integration process could result in material challenges, including, without limitation:

•                  the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the GetSmarter acquisition;

•                  managing a larger combined international company;

•                  maintaining employee morale and retaining key management and other employees;

•                  the possibility of faulty assumptions underlying expectations regarding the integration process;

•                  retaining existing business and operational relationships and attracting new business and operational relationships;

•                  consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;

•                  coordinating geographically separate organizations;

•                  unanticipated issues in integrating information technology, communications and other systems; and

•                  unforeseen expenses associated with integration of the GetSmarter business.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual strategic benefits of the acquisition could be less than anticipated.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the GetSmarter acquisition.

Following the completion of the acquisition, the size of the combined company’s business may be significantly larger than the current size of either our or GetSmarter’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies in different geographic locations, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The combined company may not be successful and may not realize the expected operating leverage and strategic benefits currently anticipated from the GetSmarter acquisition.

The combined company incurred substantial expenses related to the completion of the acquisition of GetSmarter and expects to incur additional expense in connection with the integration of 2U and GetSmarter.

We and GetSmarter have incurred, and expect to continue to incur, a number of non-recurring costs associated with the GetSmarter acquisition and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction costs related to the GetSmarter acquisition.

We also will incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the realization of other efficiencies related to the integration of the businesses should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

GetSmarter may underperform relative to our expectations.

GetSmarter may not be able to achieve the levels of revenue, earnings or operating efficiency that we expected it to. GetSmarter’s business and financial performance are subject to certain risks and uncertainties, including, among others, the following: (i) the risk of the loss of, or changes to, its relationships with its customers; (ii) its ability to acquire a new customers and expand short courses with current customers; (iii) its ability to continue to acquire prospective students for its current short courses; (iv) the acceptance, adoption and growth of online learning, particularly via short course certificates, by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies, if applicable; and (v) the lack of predictability and visibility and the non-recurring nature of its business model. GetSmarter may be unable to achieve the same growth, revenues and earnings that GetSmarter has achieved in the past.

The combined company may underperform relative to our expectations.

If GetSmarter underperforms relative to our expectations, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and GetSmarter have achieved or might achieve separately. In addition, due to the short term nature and lower price point of GetSmarter’s short course certificates and the shorter contractual terms with its clients, we may not be able to reliably forecast or predict the impact that GetSmarter will have on the combined company’s revenue or other aspects of our results of operations.

Uncertainties associated with the GetSmarter acquisition may cause the departure of management personnel and other key employees of GetSmarter or us, which could adversely affect the future business and operations of the combined company.

We and GetSmarter are dependent upon the experience and industry knowledge of our respective officers and other key employees to execute our respective business plans. The combined company’s success after the GetSmarter acquisition will depend in part upon its ability to retain key management personnel and other key employees of 2U and GetSmarter. Current and prospective employees of 2U and GetSmarter may experience uncertainty about their future roles with the combined company, which may materially adversely affect the ability of each of 2U and GetSmarter to attract and retain key personnel after the acquisition which could adversely impact operations of the combined company.

GetSmarter’s operations in South Africa expose us to risks that could have an adverse effect on our business.

As of June 30, 2017, GetSmarter employed approximately 300 employees in South Africa, and it expects to continue adding personnel. GetSmarter may incur costs complying with labor laws, rules and regulations in South Africa, including laws that regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance with administrative and reporting requirements in respect of affirmative action policies. GetSmarter’s reliance on a workforce in South Africa also exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment is important to GetSmarter’s operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. GetSmarter’s operations in South Africa require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States, which could increase our South-African based costs and decrease our operating margins. GetSmarter’s operations may also subject us to trade restrictions, exchange control limitations, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

The market price of our common stock may decline as a result of the GetSmarter acquisition.

The market price of our common stock may decline as a result of the GetSmarter acquisition if, among other things, we are unable to achieve the expected growth in revenue, or if the strategic benefits are not realized or if the transaction costs related to the GetSmarter acquisition are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits of the GetSmarter acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the GetSmarter acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Share Sale Agreement, by and among a wholly owned subsidiary of the Registrant, K2017143886 South Africa Proprietary Limited, Get Educated International Proprietary Limited (“GetSmarter”), the shareholders of GetSmarter, and Samuel Edward Paddock, as the Seller’s Representative.	10-Q	001-36376	2.1	May 4, 2017

2.2	Addendum to Share Sale Agreement, by and among a wholly owned subsidiary of the Registrant, K2017143886 South Africa Proprietary Limited, Get Educated International Proprietary Limited (“GetSmarter”), the shareholders of GetSmarter, and Samuel Edward Paddock, as the Seller’s Representative.	8-K	001-36376	2.1	July 3, 2017

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

2U, Inc.

August 7, 2017	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

August 7, 2017	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer