Form 10-Q
period 2017-09-30
2U, Inc.
filed 2017-11-07
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 2, 2017, there were 52,222,343 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•                  the potential benefits of our cloud-based software-as-a-service (“SaaS”) technology and technology-enabled services to university clients and students;

•                  anticipated launch dates of our graduate programs and short courses;

•                  the predictability, visibility and recurring nature of our business model;

•                  our ability to acquire new university clients and expand our graduate programs and short courses with existing university clients;

•                  our ability to successfully integrate the operations of Get Educated International Proprietary Limited, or GetSmarter, achieve the expected benefits of the acquisition and manage, expand and grow the combined company;

•                  our ability to execute our growth strategy in the international, undergraduate and non-degree alternative markets;

•                  our ability to continue to acquire prospective students for our graduate programs and short courses;

•                  our ability to affect or increase student retention in our graduate programs;

•                  our growth strategy;

•                  the scalability of our cloud-based SaaS technology;

•                  our expected expenses in future periods and their relationship to revenue;

•                  potential changes in regulations applicable to us or our university clients; and

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$202,434	$168,730
Accounts receivable, net	42,332	7,860
Prepaid expenses and other assets	12,950	8,108
Total current assets	257,716	184,698
Property and equipment, net	45,025	15,596
Goodwill	67,600	—
Amortizable intangible assets, net	84,795	34,131
Prepaid expenses and other assets, non-current	21,214	9,895
Total assets	$476,350	$244,320
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$32,496	$14,724
Accrued compensation and related benefits	15,031	16,491
Deferred revenue	16,628	3,137
Other current liabilities	9,795	6,717
Total current liabilities	73,950	41,069
Non-current lease-related liabilities	17,626	7,620
Deferred government grant obligations	3,500	—
Deferred tax liabilities, net	9,602	—
Other non-current liabilities	2,160	394
Total liabilities	106,838	49,083
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 52,136,056 shares issued and outstanding as of September 30, 2017; 47,151,635 shares issued and outstanding as of December 31, 2016	52	47
Additional paid-in capital	579,422	371,455
Accumulated deficit	(206,345)	(176,265)
Accumulated other comprehensive loss	(3,617)	—
Total stockholders’ equity	369,512	195,237
Total liabilities and stockholders’ equity	$476,350	$244,320

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$70,250	$51,960	$200,074	$148,514
Costs and expenses
Curriculum and teaching	1,792	—	1,792	—
Servicing and support	12,939	10,351	37,322	30,123
Technology and content development	12,735	8,670	33,080	24,787
Marketing and sales	41,311	28,165	113,223	79,304
General and administrative	17,227	11,569	44,821	32,960
Total costs and expenses	86,004	58,755	230,238	167,174
Loss from operations	(15,754)	(6,795)	(30,164)	(18,660)
Interest income	18	37	267	220
Interest expense	(36)	—	(37)	(35)
Other income (expense), net	59	—	(972)	—
Loss before income taxes	(15,713)	(6,758)	(30,906)	(18,475)
Income tax benefit	974	—	974	—
Net loss	$(14,739)	$(6,758)	$(29,932)	$(18,475)
Net loss per share, basic and diluted	$(0.30)	$(0.14)	$(0.62)	$(0.40)
Weighted-average shares of common stock outstanding, basic and diluted	48,961,914	46,903,628	47,962,201	46,453,480

Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(3,617)	—	(3,617)	—
Comprehensive loss	$(18,356)	$(6,758)	$(33,549)	$(18,475)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance, December 31, 2016	47,151,635	$47	$371,455	$(176,265)	$—	$195,237
Cumulative-effect of accounting change (Note 2)	—	—	148	(148)	—	—
Balance, December 31, 2016, adjusted	47,151,635	47	371,603	(176,413)	—	195,237
Exercise of stock options	485,146	—	4,118	—	—	4,118
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	451,775	1	(1,310)	—	—	(1,309)
Issuance of common stock, net of issuance costs	4,047,500	4	189,474	—	—	189,478
Stock-based compensation expense	—	—	15,537	—	—	15,537
Net loss	—	—	—	(29,932)	—	(29,932)
Foreign currency translation adjustment	—	—	—	—	(3,617)	(3,617)
Balance, September 30, 2017	52,136,056	$52	$579,422	$(206,345)	$(3,617)	$369,512

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(29,932)	$(18,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,318	7,060
Stock-based compensation expense	15,537	11,593
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(33,915)	(19,999)
Increase in prepaid expenses and other assets	(1,638)	(316)
Increase in accounts payable and accrued expenses	6,101	2,810
(Decrease) increase in accrued compensation and related benefits	(1,447)	386
Increase in deferred revenue	11,723	421
(Increase) decrease in payments to university clients	(12,146)	1,320
Increase in other liabilities, net	5,349	778
Other	971	—
Net cash used in operating activities	(26,079)	(14,422)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(97,102)	—
Purchases of property and equipment	(20,924)	(3,665)
Additions of amortizable intangible assets	(16,383)	(12,493)
Net cash used in investing activities	(134,409)	(16,158)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	189,917	—
Proceeds from exercise of stock options	4,118	4,324
Proceeds from debt	4,033	—
Payments on debt	(1,517)	—
Tax withholding payments associated with settlement of restricted stock units	(1,310)	(378)
Other	—	(168)
Net cash provided by financing activities	195,241	3,778
Effect of exchange rate changes on cash	(1,049)	—
Net increase (decrease) in cash and cash equivalents	33,704	(26,802)
Cash and cash equivalents, beginning of period	168,730	183,729
Cash and cash equivalents, end of period	$202,434	$156,927

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Organization, Basis of Presentation and Recent Accounting Pronouncements

2U, Inc. (the “Company”) provides an integrated solution comprised of cloud-based software-as-a-service (“SaaS”), fused with technology-enabled services (together, the “Platform”), that allows leading colleges and universities to deliver high-quality digital graduate programs and short courses, extending the universities’ reach and distinguishing their brands. The Company’s SaaS technology consists of (i) a comprehensive learning environment, which acts as the hub for all student and faculty academic and social interaction, and (ii) a comprehensive suite of integrated applications, which the Company uses to launch, operate and support the graduate programs it enables. The Company also provides a suite of technology-enabled services optimized with data analysis and machine learning techniques that support the complete lifecycle of a higher education program, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities, and facilitating in-program field placements.

On July 1, 2017, the Company completed its acquisition of all of the outstanding equity interests of Get Educated International Proprietary Limited (“GetSmarter”), a leader in collaborating with universities to offer premium online short courses to working professionals. The acquisition will enable the Company to expand its total addressable market by offering short course certificates to students not seeking a full graduate degree and to provide a better product-market fit for international audiences. As a result of the acquisition of GetSmarter, the Company now manages its operations in two operating segments: the Graduate Program Segment and the Short Course Segment. See Note 3 for further information on the GetSmarter acquisition.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its wholly owned subsidiaries. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. The Company believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2017 and 2016 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

The Company has reclassified capitalized technology and content development, as well as other amortizable intangible assets, into amortizable intangible assets, net on the condensed consolidated balance sheets and condensed consolidated statements of cash flows. In addition, certain other prior period amounts in the condensed consolidated balance sheets and condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on total assets, total liabilities, total operating activities or total investing activities previously reported for any periods presented.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that this standard will have on its consolidated financial position or related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company early adopted this ASU in the third quarter of 2017, in connection with the acquisition of GetSmarter.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. The ASU requires companies to explain the changes in the combined total of restricted and unrestricted cash balances in the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective to each prior period presented. The Company early adopted this ASU in the second quarter of 2017. Adoption of this standard did not have a material impact on the presentation of prior periods.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice surrounding how certain transactions are classified in the statement of cash flows. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that this standard will have on its consolidated statements of cash flows and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires that an entity’s management evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this ASU are effective for annual reporting periods ending after December 15, 2016. The Company adopted this ASU on January 1, 2017. Adoption of this standard did not have a material impact on the Company’s financial reporting process.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the mandatory effective date of this ASU by one year from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU

No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 with ASU No. 2014-09 (collectively, the “new revenue standard”). The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. While we are still in the process of finalizing our assessment, primarily related to costs associated with revenue and revenue related to the Company’s Short Course Segment (established in July 2017 in connection with the Company’s acquisition of GetSmarter), the Company has concluded that the impact of the new revenue standard related to its Graduate Program Segment will not have a material impact on the amount and timing of revenue recognized. The Company will adopt the new revenue standard on January 1, 2018 and will determine the method of adoption in part based on the Company’s completion of its overall assessment.

2.             Summary of Significant Accounting Policies

Business Combinations

The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity of the net of the amounts assigned to the assets acquired and liabilities assumed is recognized as goodwill. The net assets and results of operations of an acquired entity are included in the Company’s condensed consolidated financial statements from the acquisition date.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of the business acquired. The Company reviews goodwill at least annually, as of October 1, for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. The Company will review its goodwill for impairment using the two-step process if it decides to bypass the qualitative assessment or determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on its qualitative assessment. Upon the completion of the two-step process, the Company may be required to recognize an impairment based on the difference between the carrying value and the fair value of the goodwill recorded.

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

During the third quarter of 2017, four university clients each accounted for 10% or more of the Graduate Program Segment’s revenue, as follows: $19.6 million, $10.8 million, $7.2 million and $7.1 million, which equals 28%, 15%, 10% and 10% of the segment’s total revenue, respectively. During the third quarter of 2016, three university clients each accounted for 10% or more of the Graduate Program Segment’s revenue, as follows: $18.4 million, $8.7 million and $5.5 million, which equals 35%, 17% and 11% of the segment’s total revenue, respectively.

During the first nine months of 2017, four university clients each accounted for 10% or more of the Graduate Program Segment’s revenue, as follows: $58.4 million, $34.6 million, $21.0 million and $20.3 million, which equals 30%, 17%, 11% and 10% of the segment’s total revenue, respectively. During the first nine months of 2016, three university clients each accounted for 10% or more of the Graduate Program Segment’s revenue, as follows: $53.9 million, $25.5 million and $15.8 million, which equals 36%, 17% and 11% of the segment’s total revenue, respectively.

As of September 30, 2017, three university clients each accounted for 10% or more of the Graduate Program Segment’s accounts receivable balance, as follows: $14.4 million, $6.7 million and $6.4 million, which equals 34%, 16% and 15% of the segment’s total accounts receivable, respectively. As of December 31, 2016, two university clients each accounted for 10% or more of the Graduate Program Segment’s accounts receivable balance, as follows: $5.8 million and $1.4 million, which equals 74% and 17% of the segment’s total accounts receivable, respectively.

During the third quarter and first nine months of 2017, Short Course Segment revenue associated with two university clients each accounted for 10% or more of the segment’s total revenue, as follows: $2.4 million and $1.1 million, which equals 56% and 26% of the segment’s total revenue, respectively.

Government Grants

Government grants awarded to the Company in the form of forgivable loans are recorded as deferred government grant obligations within long-term liabilities on the condensed consolidated balance sheets until all contingencies are resolved and the grant is determined to be realized.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations; this evaluation is made on an ongoing basis. In the event the Company was to determine that it was able to realize net deferred income tax assets in the future in excess of their net recorded amount, the Company would record an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Revenue Recognition

Consistent with the Company’s revenue recognition policy related to the Graduate Program Segment, revenue related to the Short Course Segment is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) rendering of services is complete, (iii) fees are fixed or determinable and (iv) collection of fees is reasonably assured. Please refer to Note 2 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2017, for the significant accounting policy on revenue recognition of the Graduate Program Segment.

With respect to the Company’s Graduate Program Segment, the Company recognizes revenue based on its share of net program proceeds from its university clients. With respect to the Company’s Short Course Segment, the Company derives its revenue from providing premium online short courses to working professionals.  A portion of revenues is shared with the university clients, in the form of a royalty, for providing the content and certifying the course. The Company has determined that it is the principal in this arrangement as the Company is the entity that has promised to provide the short course to the student. Therefore, revenues for the Short Course Segment reflect gross proceeds from students and the university client royalty amounts are recorded as an expense within curriculum and teaching on the condensed consolidated statements of operations and comprehensive loss.

Foreign Currency Translation

For the portion of the Company’s non-U.S. business where  the local currency is the functional currency, operating results are translated into U.S. dollars using the average rate of exchange for the period, and assets and liabilities are converted at the closing rates on the period end date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of stockholder’s equity and comprehensive loss.

For any transaction that is in a currency different from the entity’s functional currency, the Company records a gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) as other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Non-cash Investing and Financing Activities

During the first nine months of 2017, the Company had new capital asset additions of $49.6 million, which was comprised of $25.0 million of leasehold improvements, $17.0 million in capitalized technology and content development and $7.6 million of other property and equipment. The $49.6 million increase consisted of $37.3 million in cash capital expenditures, with the remainder primarily comprised of landlord funded leasehold improvements.

During the first nine months of 2016, the Company had new capital asset additions of $18.4 million, which was primarily comprised of $4.4 million of leasehold improvements and $13.0 million in capitalized technology and content development. The $18.4 million increase consisted of $16.2 million in cash capital expenditures, with the remainder primarily comprised of landlord funded leasehold improvements.

3.                                      Business Combination

On July 1, 2017, the Company, through a wholly owned subsidiary (“2U South Africa”), completed its acquisition of all of the outstanding equity interests of GetSmarter pursuant to a Share Sale Agreement, dated as of May 1, 2017 (the “Share Sale Agreement”), as amended by an addendum, dated as of June 29, 2017, for a net purchase price of $98.7 million in cash. In addition, 2U South Africa agreed to pay a potential earn out payment of up to $20.0 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. Under the terms of the Share Sale Agreement, the Company has issued restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of GetSmarter. These awards are subject to the 2014 2U, Inc. Equity Incentive Plan and will vest over either a two or four-year period. As a result of the transaction, GetSmarter became an indirect wholly owned subsidiary of the Company. The net assets and results of operations of GetSmarter are included in the Company’s condensed consolidated financial statements and in the newly established Short Course Segment as of July 1, 2017.

The Company has completed its provisional valuation of the assets acquired and liabilities assumed of GetSmarter. The fair values assigned to the intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

	Estimated Average Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$1,584
Current assets		3,568
Property and equipment, net		479
Amortizable intangible assets:
Capitalized technology	3	3,000
Capitalized content development	4	7,700
University client relationships	9	25,000
Trade names and domain names	10	9,100
Goodwill*		70,147
Current liabilities		(9,110)
Non-current liabilities**		(12,782)
		$98,686

*   During the third quarter of 2017, the provisional goodwill balance changed as a result of a currency translation adjustment of approximately $2.6 million.

** Included in non-current liabilities is contingent consideration in the amount of $1.9 million.

The Company’s provisional valuation of the assets acquired and liabilities assumed is preliminary and the fair values recorded were based upon provisional valuations and estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). As of September 30, 2017, the Company is awaiting information to finalize the valuation, primarily related to the recording of intangible assets, contingent consideration, the related deferred taxes and the final amount of residual goodwill.

The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and cost and other operating synergies anticipated upon the integration of the operations of 2U and GetSmarter. The goodwill resulting from the acquisition is not expected to be tax deductible.

The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue and pro forma combined net loss, for the three and nine months ended September 30, 2017 and 2016 as if the acquisition of GetSmarter had occurred on January 1, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Pro forma revenue	$70,250	$58,703	$207,768	$160,508
Pro forma net loss	(14,739)	(7,386)	(34,306)	(24,535)
Pro forma net loss per share, basic and diluted	$(0.30)	$(0.16)	$(0.72)	$(0.53)

4.                                      Amortizable Intangible Assets

Amortizable intangible assets consisted of the following as of:

		September 30, 2017			December 31, 2016
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3	$26,678	$(10,457)	$16,221	$17,100	$(7,822)	$9,278
Capitalized content development	4	54,365	(19,913)	34,452	37,956	(15,367)	22,589
University client relationships	9	24,162	(671)	23,491	—	—	—
Trade names and domain names	10	11,555	(924)	10,631	2,761	(497)	2,264
Total amortizable intangible assets, net		$116,760	$(31,965)	$84,795	$57,817	$(23,686)	$34,131

Included in the amounts presented above are $10.5 million and $8.7 million of in process capitalized technology and content development as of September 30, 2017 and December 31, 2016, respectively.

The Company recorded amortization expense related to amortizable intangible assets of $3.6 million and $2.1 million for the third quarter of 2017 and 2016, respectively. The Company recorded amortization expense related to amortizable intangible assets of $8.7 million and $5.7 million for the first nine months of 2017 and 2016, respectively.

As of September 30, 2017, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

Remainder of 2017	$4,538
2018	18,215
2019	16,248
2020	10,040
2021	6,666
Thereafter	18,566
Total	$74,273

5.                                      Accrued Expenses

As of September 30, 2017, accrued expenses included $12.5 million in marketing costs and $5.6 million in facility costs for both operational expenses and improvements. As of December 31, 2016, accrued expenses included $5.6 million of marketing costs.

6.                                      Commitments and Contingencies

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

7.                                      Debt

Lines of Credit

In June 2017, the Company and Comerica amended its credit agreement for a $25.0 million revolving line of credit pursuant to which, among other things, Comerica consented to the Company’s acquisition of GetSmarter and the Company’s formation of certain subsidiaries in connection therewith, and the parties extended the maturity date through July 31, 2017. In the third quarter of 2017, the Company further amended its credit agreement to extend the maturity date through December 31, 2017. No amounts were outstanding under this credit agreement as of September 30, 2017 or December 31, 2016. The Company intends to extend this agreement under comparable terms, prior to expiration.

Certain of the Company’s operating lease agreements entered into prior to September 30, 2017 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2017, the Company has entered into standby letters of credit totaling $11.5 million as security deposits for the applicable leased facilities. Additionally, in June 2017, the Company entered into standby letters of credit totaling $3.5 million in connection with two government grants, as described later in this Note. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $10.0 million.

The Company’s Short Course Segment has $1.9 million of revolving debt facilities. All of the facilities mature on December 31, 2017 with payment due on January 1, 2018. As of September 30, 2017, no significant amounts were outstanding under these facilities and the interest rate was 10.25%.

Government Grants

On June 22, 2017, the Company executed a conditional loan agreement and received financing from Prince George’s County, Maryland that provides for a grant in the form of a forgivable loan of $1.5 million. The financing was secured by a letter of credit pursuant to the Company’s line of credit with Comerica Bank. The conditional loan obligation is recorded as “Deferred government grant obligations” on the condensed consolidated balance sheets. The proceeds from this loan are to be used in connection with the relocation of 2U’s headquarters, leasehold improvements thereto and other purposes. The loan has a maturity date of June 22, 2027, and bears interest at a rate of 3% per annum. If 2U does not employ at least 650 employees at its Lanham headquarters at any time during the term of the loan period or otherwise defaults on the loan, the entire principal balance, plus accrued interest, will become due and payable. If 2U does not employ at least 1,300 employees at its Lanham headquarters by January 1, 2020, the Company will be required to repay a prorated portion of the loan ($2,252 per employee, for every employee below 1,300), plus interest. During the third quarter and first nine months of 2017, the Company did not incur a material amount of interest expense on this forgivable loan.

On June 27, 2017, 2U Harkins Road LLC (a wholly owned subsidiary of the Company) executed a loan agreement and received financing from the Department of Commerce (a principal department of the State of Maryland) that provides for a grant in the form of a forgivable loan of $2.0 million. The financing was secured by a letter of credit pursuant to the Company’s line of credit with Comerica Bank. The conditional loan obligation is recorded as “Deferred government grant obligations” on the condensed consolidated balance sheets. The proceeds from this loan are to be used in connection with the relocation of 2U’s headquarters, leasehold improvements thereto and other purposes. The loan has a maturity date of December 31, 2026, and bears interest at a rate of 3% per annum. If 2U does not employ at least 650 employees at its Lanham headquarters at any time during the term of the loan period or otherwise defaults on the loan, the entire principal balance, plus accrued interest, will become due and payable. If 2U does not employ at least 1,600 employees at its Lanham headquarters by December 31, 2020, and at each December 31st thereafter through 2026, the Company will be required to repay a prorated portion of the loan ($2,105 per employee, for every employee below 1,600), plus interest. During the third quarter and first nine months of 2017, the Company did not incur a material amount of interest expense on this forgivable loan.

8.                                      Income Taxes

During the third quarter and first nine months of 2017, the Company recognized a $1.0 million tax benefit. The tax benefit primarily relates to the amortization of intangible assets established in connection with the GetSmarter acquisition and losses generated from the acquired operations. To date, the Company has not been required to pay U.S. federal income taxes because of its current and accumulated net operating losses.

9.                                      Stockholders’ Equity

On September 7, 2017, the Company sold 4,047,500 shares of its common stock to the public, including 547,500 shares sold pursuant to the underwriters’ over-allotment option. The Company received net proceeds of $189.5 million, which the Company intends to use for general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses.

As of September 30, 2017, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At September 30, 2017, the Company had reserved a total of 10,757,992 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,912,509
Possible future issuance under 2014 Equity Incentive Plan	4,410,303
Outstanding restricted stock units	1,435,180
Total shares of common stock reserved for future issuance	10,757,992

The Compensation Committee of the Company’s board of directors, acting under authority delegated from the board of directors, granted in October 2017 option awards to employees to purchase an aggregate of 32,356 shares of common stock at a weighted-average exercise price of $56.77 and restricted stock unit awards for an aggregate of 20,126 shares of common stock, in each case under the 2014 Equity Incentive Plan (as defined in Note 10 below).

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Curriculum and teaching	$2	$—	$2	$—
Servicing and support	1,100	825	2,956	2,399
Technology and content development	904	633	2,447	1,739
Marketing and sales	463	360	1,235	973
General and administrative	3,678	2,255	8,897	6,482
Total stock-based compensation expense	$6,147	$4,073	$15,537	$11,593

Employee Stock Purchase Plan

On June 5, 2017, 2U’s stockholders voted upon and approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for (i) multiple offering periods each year and (ii) that the purchase price for shares of 2U common stock purchased under the ESPP will not be less than 85% of the fair market value of the Company’s common stock on the purchase date. Notwithstanding the foregoing, the Compensation Committee of the Company’s Board of Directors may exercise its discretion, subject to certain conditions, to make changes to certain aspects of the ESPP including, but not limited to, the length of the offering periods and that the purchase price will be 85% of the lesser of the fair market value of 2U’s common stock on the purchase date or the fair market value of 2U’s common stock on the first day of the offering period. The first offering period is expected to begin on

January 1, 2018, and will end on June 30, 2018. Eligible employees will be able to select a rate of payroll deduction between 1% and 15% of their salary or wage compensation received from the Company as in effect at the start of the offering period, subject to a maximum payroll deduction per calendar year of $25,000. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of 2U’s common stock may be issued under the ESPP, subject to adjustments for certain capital transactions.

11.                               Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2017 and 2016:

	Three and Nine Months Ended September 30,
	2017	2016
Stock options	4,912,509	4,943,556
Restricted stock units	1,435,180	1,411,878

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator (in thousands):
Net loss	$(14,739)	$(6,758)	$(29,932)	$(18,475)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	48,961,914	46,903,628	47,962,201	46,453,480
Net loss per share, basic and diluted	$(0.30)	$(0.14)	$(0.62)	$(0.40)

12.                               Segment Information

As a result of the acquisition of GetSmarter on July 1, 2017, the Company’s operations consist of two operating segments and two reportable segments: the Graduate Program Segment and the Short Course Segment. The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities primarily in the United States to enable the online delivery of graduate programs. The Company’s Short Course Segment provides premium online short courses to working professionals. The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for the purpose of allocating resources and evaluating performance.

Segment Performance

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue by segment*
Graduate Program Segment	$65,924	$51,960	$195,748	$148,514
Short Course Segment**	4,326	—	4,326	—
Total revenue	$70,250	$51,960	$200,074	$148,514

Adjusted EBITDA (loss) by segment
Graduate Program Segment	$(718)	$(188)	$1,693	$(7)
Short Course Segment	(3,002)	—	(3,002)	—
Total adjusted EBITDA (loss)	$(3,720)	$(188)	$(1,309)	$(7)

*                                         The Company did not have any material intersegment revenues for any periods presented.

**                                  Revenue excludes $0.7 million which is related to an adjustment recorded as part of the provisional valuation of GetSmarter (see Note 3).

The following table reconciles net loss to adjusted EBITDA (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(14,739)	$(6,758)	$(29,932)	$(18,475)
Adjustments:
Interest income	(18)	(37)	(267)	(220)
Interest expense	36	—	37	35
Foreign currency (gain) loss	(59)	—	972	—
Depreciation and amortization expense	5,887	2,534	13,318	7,060
Income tax benefit	(974)	—	(974)	—
Stock-based compensation expense	6,147	4,073	15,537	11,593
Total adjustments	11,019	6,570	28,623	18,468
Adjusted EBITDA (loss)*	$(3,720)	$(188)	$(1,309)	$(7)

*                                         The Company evaluates segment performance based on adjusted EBITDA, that it defines as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization, foreign currency gains or losses, acquisition-related gains or losses and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

The Company’s total assets by segment are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Total assets
Graduate Program Segment	$361,455	$244,320
Short Course Segment*	114,895	—
Total assets	$476,350	$244,320

*                                         Total goodwill recorded in connection with the acquisition of GetSmarter has been allocated to the Short Course Segment. The assessment of goodwill to reporting units for purposes of future assessments of goodwill impairment has not been completed as September 30, 2017.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K, filed with the SEC on February 24, 2017.

Overview

Our Business

We are a leading provider of cloud-based software-as-a-service, or SaaS, technology and technology-enabled services that enable leading nonprofit colleges and universities to deliver their graduate programs at scale to students anywhere. Our SaaS technology consists of an innovative online learning environment, where our university clients deliver their high-quality educational content to students in a live, intimate and engaging setting. We also provide a comprehensive suite of integrated applications, including a content management system and a customer relationship management system, that serve as the back-end infrastructure of the graduate programs we enable. This technology is fused with technology-enabled services, including student acquisition services, content development services, student and faculty support, clinical placement services, and admissions applications advising services. This suite of technology tightly integrated with technology-enabled services, optimized with data analysis and machine learning techniques, provides a comprehensive set of capabilities that would otherwise require the purchase of multiple, disparate point solutions, and allows our graduate programs to expand and operate at scale, providing the comprehensive infrastructure colleges and universities need to attract, enroll, educate, support and graduate students.

Recent Developments

GetSmarter Acquisition

On July 1, 2017, through our wholly owned subsidiary (“2U South Africa”), we completed our acquisition of all of the outstanding equity interests of GetSmarter pursuant to a Share Sale Agreement, dated as of May 1, 2017 (the “Share Sale Agreement”), as amended by an Addendum, dated as of June 29, 2017, for a net purchase price of $98.7 million in cash. In addition, 2U South Africa agreed to pay a potential earn out payment of up to $20.0 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. We will include the results of GetSmarter in our financial statements from the closing date forward. Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the GetSmarter acquisition.

GetSmarter powers engaging online short courses in collaboration with some of the world’s most renowned higher education institutions, including three of the top universities in the United Kingdom — University of Cambridge, University of Oxford and London School of Economics, three of the top universities in the United States — Harvard University’s strategic online learning initiative, HarvardX, Massachusetts Institute of Technology and University of Chicago, and three of Africa’s top universities — University of Cape Town, University of the Witwatersrand and University of Stellenbosch Business School. GetSmarter’s portfolio currently includes over 70 short courses and, since inception, GetSmarter has served more than 50,000 students from more than 140 countries with course completion rates that average 88%.

The GetSmarter acquisition will expand our product offering to short course certificiates and extend our reach to international audiences. We also believe that the GetSmarter acquisition will accelerate our growth as a result of GetSmarter’s increased new university client acquisition activities during 2016 and 2017. As a result of the GetSmarter acquisition, we now manage our business in two operating segments: our Graduate Program Segment and our Short Course Segment.

September 2017 Public Offering

On September 11, 2017, we sold 4,047,500 shares of our common stock to the public, including 547,500 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $189.5 million, which we intend to use for general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses.

Components of Operating Results and Results of Operations

Third Quarter 2017 Highlights

•                  Revenue was $70.3 million, an increase of 35.2% from $52.0 million in the third quarter of 2016.

•                  Net loss was $(14.7) million, or $(0.30) per share, compared to $(6.8) million or $(0.14) per share, in the third quarter of 2016.

•                  Adjusted EBITDA loss was $(3.7) million, compared to $(0.2) million in the third quarter of 2016.

Revenue

Revenue for the third quarter of 2017 was $70.3 million, an increase of 35.2%, from $52.0 million for the same period of 2016. Graduate Program Segment revenue increased by 26.9%, primarily due to a 25.8% increase in full course equivalent enrollments. We also reported an incremental revenue increase of 8.3% related to our Short Course Segment.

Revenue for the first nine months of 2017 was $200.1 million, an increase of 34.7%, from $148.5 million for the same period of 2016. Graduate Program Segment revenue increased by 31.8%, primarily due to a 29.0% increase in full course equivalent enrollments. We also reported an incremental revenue increase of 2.9% related to our Short Course Segment.

Costs

Costs consist of curriculum and teaching, servicing and support, technology and content development, marketing and sales, and general and administrative. To support our anticipated growth, we expect to continue to hire new employees (which will increase both our cash and non-cash compensation and benefit costs, including stock-based compensation), increase our promotion and student acquisition efforts, expand our technology infrastructure and increase our other support capabilities. As a result, we expect our costs to increase in absolute dollars, but to decrease as a percentage of revenue over time as we achieve economies of scale through the expansion of our business.

Non-cash stock-based compensation expense is a component of compensation cost within each of the five cost categories described above. In early 2014, the Compensation Committee of our Board of Directors approved a framework for granting equity awards under our 2014 Equity Incentive Plan. Under this framework, the majority of our equity awards are made on or around April 1 of each year and typically have four-year vesting periods.

Curriculum and teaching.  Curriculum and teaching costs are associated with our Short Course Segment and consist primarily of costs related to royalties due to our university clients based on the revenue associated with short course offerings. It also includes costs to compensate short course tutors, as well as cash compensation costs to employees related to our support of this function. Curriculum and teaching costs for the third quarter and first nine months of 2017 were each $1.8 million.

Servicing and support.  Servicing and support costs consist primarily of cash and non-cash compensation and benefit costs (including stock-based compensation) related to the management and operations of graduate programs and short courses. It also includes software licensing, telecommunications, technical support and other costs related to providing access to and support for our SaaS technology for our university clients and students. In addition, servicing and support includes costs to facilitate in-program field placements, student immersions and other student enrichment experiences, as well as costs to assist our university clients with their state compliance requirements.

Servicing and support costs for the third quarter of 2017 were $12.9 million, an increase of 25.0%, from $10.3 million for the same period of 2016. This was primarily due to a 18.6% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 15% to serve a growing number of students and faculty in existing and new graduate programs. The increase also included 3.3% of additional servicing and support costs associated with our Short Course Segment. The remainder of the increase related to other net costs to service and support our Graduate Program Segment.

Servicing and support costs for the first nine months of 2017 were $37.3 million, an increase of 23.9%, from $30.1 million for the same period of 2016. This was primarily due to a 16.8% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 16% to serve a growing number of students and faculty in existing and graduate programs. Additionally, 3.9% of the increase related to rent, other facilities costs and travel costs within our Graduate Program Segment. The increase also included 1.1% of additional servicing and support costs associated with our Short Course Segment. The remainder of the increase related to other net costs to service and support our Graduate Program Segment.

Technology and content development.  Technology and content development costs consist primarily of cash and non-cash compensation and benefit costs (including stock-based compensation) and outsourced services costs related to the ongoing improvement and maintenance of our SaaS technology, and the developed content for our graduate programs and short courses. It also includes the associated amortization expense related to capitalized technology and content development, as well as hosting and other costs associated with maintaining our SaaS technology in a cloud environment. Additionally, it includes the costs to support our internal infrastructure, including our cloud-based server usage.

Technology and content development costs for the third quarter of 2017 were $12.7 million, an increase of 46.9%, from $8.7 million for the same period of 2016. This was due in part to a 13.1% increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development) within our Graduate Program Segment, as we increased our headcount by 24% to support the scaling of existing and launch of new graduate programs. Additionally, 15.1% of the increase related to higher amortization expense associated with capitalized technology and content development, as well as higher hosting and licensing costs, within our Graduate Program Segment due to the larger number of courses that have been developed and the continued maintenance of our SaaS technology in a cloud environment. The increase also included 18.1% of additional technology and content development costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support and maintain our internal software applications in our Graduate Program Segment.

Technology and content development costs for the first nine months of 2017 were $33.1 million, an increase of 33.4%, from $24.8 million for the same period of 2016. This was due in part to a 11.1% increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development) within our Graduate Program Segment, as we increased our headcount by 28% to support the scaling of existing and launch of new graduate programs. Additionally, 13.8% of the increase related to higher amortization expense associated with capitalized technology and content development, as well as higher hosting and licensing costs, within our Graduate Program Segment due to the larger number of courses that have been developed and the continued maintenance of our SaaS technology in a cloud environment. The increase also included 6.3% of additional technology and content development costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support and maintain our internal software applications in our Graduate Program Segment.

Marketing and sales.  Marketing and sales costs consist primarily of costs related to student acquisition. This includes the cost of online advertising and prospective student generation, as well as cash and non-cash compensation and benefit costs (including stock-based compensation) for our graduate program and short course marketing, search engine optimization, marketing analytics and admissions application counseling personnel.

Marketing and sales costs for the third quarter of 2017 were $41.3 million, an increase of 46.7%, from $28.2 million for the same period of 2016. This was primarily due to a 18.4% increase in direct internet marketing costs to acquire students for our Graduate Program Segment. Additionally, 6.8% of the increase related to cash and non-cash compensation and benefit costs, as we increased our headcount by 23% within our Graduate Program Segment to acquire students for, and drive revenue growth in existing and new graduate programs. The increase also included 15.2% of additional marketing and sales costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support graduate program marketing efforts within our Graduate Program Segment.

Marketing and sales costs for the first nine months of 2017 were $113.2 million, an increase of 42.8%, from $79.3 million for the same period of 2016. This was primarily due to a 23.0% increase in direct internet marketing costs to acquire students for our Graduate Program Segment. Additionally, 8.6% of the increase related to cash and non-cash compensation and benefit costs, as we increased our headcount by 24% within our Graduate Program Segment to acquire students for, and drive revenue growth in, existing and new graduate programs. The increase also included 5.4% of additional marketing and sales costs associated with our Short Course

Segment. The remainder of the increase related to other net costs to support our graduate program marketing efforts within our Graduate Program Segment.

General and administrative.  General and administrative costs consist primarily of cash and non-cash compensation and benefit costs (including stock-based compensation) for employees in our executive, administrative, finance and accounting, legal, communications and human resources functions. It also includes external legal, accounting and other professional fees, telecommunications charges and other corporate costs such as insurance and travel that are not related to another function.

General and administrative costs for the third quarter of 2017 were $17.2 million, an increase of 48.9%, from $11.6 million for the same period of 2016. This was primarily due to a 19.5% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 15% to support our growing business. Additionally, 8.8% of the increase related to higher consulting and other professional services within our Graduate Program Segment primarily driven by additional recurring and non-recurring costs associated with the acquisition of GetSmarter, partially offset by reductions in year-over-year costs after the integration of our enterprise resource planning system which was completed in the second quarter of 2017. The increase also included 14.0% of additional general and administrative costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support growth within our Graduate Program Segment.

General and administrative costs for the first nine months of 2017 were $44.8 million, an increase of 36.0%, from $33.0 million for the same period of 2016. This was primarily due to a 14.6% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 17% to support our growing business, and a 4.0% combined increase in rent, other facilities costs and travel costs within our Graduate Program Segment. Additionally, 7.0% of the increase related to higher consulting and other professional services within our Graduate Program Segment primarily driven by additional recurring and non-recurring costs associated with the acquisition of GetSmarter and partially offset by reductions in year-over-year costs after the integration of our enterprise resource planning system which was completed in the second quarter of 2017. The increase also included 4.9% of additional general and administrative costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support growth within our Graduate Program Segment.

Net Interest Income (Expense)

Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit. Net interest income (expense) reflects the aggregation of interest income and interest expense. In the third quarter of 2017, we incurred net interest expense of $18,000, compared to net interest income of $37,000 in the same period of 2016. In the first nine months of 2017, we earned interest income of $230,000, an increase of 24.1%, from $185,000 for the same period of 2016.

Other Income (Expense), Net

Other income (expense), net, primarily consists of foreign currency gains and losses. In the third quarter of 2017, we earned other income, net, of $59,000, compared to no activity in the same period of 2016. In the first nine months of 2017, we incurred other expense, net, of $972,000 primarly due to foreign currency rate fluctuations associated with the acquisition and operations of our Short Course Segment, compared to no activity in the same period of 2016.

Income Tax Benefit

During the third quarter and first nine months of 2017, we recognized a $1.0 million tax benefit. The tax benefit primarily relates to the amortization of intangible assets established in connection with the GetSmarter acquisition and losses generated from the acquired operations. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our tax rate will fluctuate from period to period due to changes in the mix of earnings between countries and the need to record valuation allowances against our subsidiaries’ earnings.

Consolidated Statements of Operations as a Percentage of Revenue

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Curriculum and teaching	2.6	—	0.9	—
Servicing and support	18.4	19.9	18.7	20.3
Technology and content development	18.1	16.7	16.5	16.7
Marketing and sales	58.8	54.2	56.6	53.4
General and administrative	24.5	22.3	22.4	22.2
Total costs and expenses	122.4	113.1	115.1	112.6
Loss from operations	(22.4)	(13.1)	(15.1)	(12.6)
Other income (expense):
Interest income	0.0	0.1	0.1	0.2
Interest expense	(0.0)	0.0	0.0	0.0
Other income (expense), net	0.0	—	(0.5)	—
Total other income (expense)	0.0	0.1	(0.4)	0.2
Loss before income taxes	(22.4)	(13.0)	(15.5)	(12.4)
Income tax benefit	1.4	—	0.5	—
Net loss	(21.0)%	(13.0)%	(15.0)%	(12.4)%

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below and revenue and the components of loss from operations in the section above entitled “—Components of Operating Results and Results of Operations”, we utilize full course equivalent enrollments as a key metric to evaluate the success of our growth strategy.

Platform Revenue Retention Rate

Beginning with this Quarterly Report on Form 10-Q, we have ceased using platform revenue retention rate to evaluate the success of our growth strategy. In our Graduate Program Segment, we operate under long-term contracts, and since inception, have not lost a contract for an operating program or had material period over period revenue declines in the programs we operate under these contracts. We have also extended seven of our first 11 contracts prior to expiration and have no contracts that are scheduled to expire prior to 2021. Given these facts, we have determined that platform revenue retention rate currently provides little to no value in evaluating our business and is not expected to provide value in the future.

Full Course Equivalent Enrollments

We measure full course equivalent enrollments for each of the courses offered during a particular period, the number of students enrolled in that course multiplied by the percentage of the course completed during that period. We use this metric to account for the fact that many courses we enable straddle two or more fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 full course equivalent enrollments for that period. Any individual student may be enrolled in more than one course during a period.

Average revenue per full course equivalent enrollment represents our weighted-average revenue per course across the mix of courses being offered during a period within each of our operating segments. This number is derived by dividing the total revenue for a period for each of our operating segments by the number of full course equivalent enrollments within the applicable segment during that same period. This amount may vary from period to period depending on the academic calendars of our university clients, the relative growth rates of graduate programs and short courses, as applicable, with varying tuition levels, the launch of new graduate programs or short courses with higher or lower than average net tuition costs and annual tuition increases instituted by our university clients.

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Graduate Program Segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Graduate program full course equivalent enrollments	24,062	19,126	71,822	55,658
Graduate program average revenue per full course equivalent enrollment	$2,740	$2,717	$2,725	$2,668

*              Of the increase in full course equivalent enrollments for the third quarter and first nine months of 2017, 502 or 10.2% and 927 or 5.7%, respectively, were attributable to graduate programs launched during the 12 months ended September 30, 2017.

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Short Course Segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Short courses full course equivalent enrollments	4,079	—	*	—
Short courses average revenue per full course equivalent enrollment**	$1,232	$—	$ *	$—

*              We acquired GetSmarter on July 1, 2017 and their results of operations are included in our financial results effective with the third quarter of 2017. As such, the full course equivalent enrollment measures of our short courses are measured only for the third quarter of 2017.

**           The calculation of short courses average revenue per full course equivalent enrollment includes $0.7 million of revenue that was excluded in the results of operations for the third quarter of 2017, due to an adjustment recorded as part of the provisional valuation of GetSmarter.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest income (expense), taxes, depreciation and amortization, foreign currency gains or losses, acquisition-related gains or losses and stock-based compensation expense. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

•                  adjusted EBITDA does not reflect acquisition related gains and losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations;

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(14,739)	$(6,758)	$(29,932)	$(18,475)
Adjustments:
Interest income	(18)	(37)	(267)	(220)
Interest expense	36	—	37	35
Foreign currency (gain) loss	(59)	—	972	—
Depreciation and amortization expense	5,887	2,534	13,318	7,060
Income tax benefit	(974)	—	(974)	—
Stock-based compensation expense	6,147	4,073	15,537	11,593
Total adjustments	11,019	6,570	28,623	18,468
Adjusted EBITDA (loss)	$(3,720)	$(188)	$(1,309)	$(7)

Liquidity and Capital Resources

Sources of Liquidity

In June 2017, we amended our credit agreement with Comerica for a $25.0 million revolving line of credit pursuant to which, among other things, Comerica consented to our acquisition of GetSmarter and our formation of certain subsidiaries in connection therewith, and we extended the maturity date through July 31, 2017. In the third quarter of 2017, we further amended our credit agreement to extend the maturity date through December 31, 2017. No amounts were outstanding under this credit agreement as of September 30, 2017 or December 31, 2016.

Certain of our operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2017, we have entered into standby letters of credit totaling $11.5 million, as security deposits for the applicable leased facilities. Additionally, in June 2017, the Company entered into standby letters of credit totaling $3.5 million in connection with two government grants. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $10.0 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our graduate programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of September 30, 2017 and December 31, 2016, our adjusted quick ratios were 6.27 and 5.43, respectively.

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

Our Short Course Segment has $1.9 million of revolving debt facilities. All of the facilities mature on December 31, 2017 with payment due on January 1, 2018. As of September 30, 2017, no significant amounts were outstanding under these facilities and the interest rate was 10.25%.

Public Offering of Common Stock

On September 11, 2017, we sold 4,047,500 shares of our common stock to the public, including 547,500 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $189.5 million, which we intend to use for general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate program and short courses.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash (used in) provided by:
Operating activities	$(26,079)	$(14,422)
Investing activities	(134,409)	(16,158)
Financing activities	195,241	3,778
Effects of exchange rate changes on cash	(1,049)	—
Net changes in cash and cash equivalents	$33,704	$(26,802)

Operating Activities

Cash used in operating activities for the first nine months of 2017 was $26.1 million, an increase of 80.8% from $14.4 million for the same period of 2016. This was primarily due to a 42.8% increase in net loss and a 93.4% increase in up front and marketing rights payments to universities, which were offset by changes in working capital and non-cash expenses. In addition, there was an increase of 10.4% in cash used in operating activites associated with the GetSmarter acquisition.

Investing Activities

Cash used in investing activies for the first nine months of 2017 was $134.4 million, an increase of $118.2 million from $16.2 million for the same period of 2016. This was primarily due to $97.1 million in net cash paid to acquire GetSmarter, a $17.3 million increase due to purchases of property, plant and equipment for our new office locations and a $3.9 million increase in additions to amortizable intangible assets to support a greater number of launched graduate programs and short courses.

Financing Activities

Cash provided by financing activities for the first nine months of 2017 was $195.2 million, an increase of $191.5 million from $3.8 million for the same period of 2016. This was primarily due to $189.9 million in proceeds received from our public offering of common stock and $2.5 million in debt.

Operating and Capital Expenditure Requirements

During the first nine months of 2017, we had new capital asset additions of $49.6 million, which was comprised of $25.0 million of leasehold improvements, $17.0 million in capitalized technology and content development and $7.6 million of other property and equipment. The $49.6 million increase consisted of $37.3 million in cash capital expenditures, with the remainder primarily comprised of landlord funded leasehold improvements. We also incurred approximately $0.4 million of deferred offering costs included in accounts payable and accrued expenses, in connection with our public offering of common stock. For the full year of 2017, we expect new capital asset additions of approximately $64 to $69 million, of which approximately $11 to $13 million will be funded by landlord leasehold improvement allowances.

Contractual Obligations and Commitments

We have non-cancelable operating leases for our office space, and we are also contractually obligated to make fixed payments to certain of our university clients in exchange for contract extensions and various marketing and other rights.

We have a $25.0 million line of credit from Comerica Bank (with letters of credit reducing the aggregate amount we may borrow to $10.0 million), as well as $1.9 million of revolving debt facilities. As of September 30, 2017, no amounts were outstanding under the line of credit and no significant amounts were outstanding under the revolving debt facilities.

See Note 6 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

Critical Accounting Policies

Revenue Recognition

Consistent with our revenue recognition policy related to the Graduate Program Segment, revenue related to the Short Course Segment is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) rendering of services is complete, (iii) fees are fixed or determinable and (iv) collection of fees is reasonably assured. Please refer to Note 2 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 24, 2017, for the significant accounting policy on revenue recognition of the Graduate Program Segment.

With respect to our Graduate Program Segment, we recognize revenue based on our share of net program proceeds from our university clients.

With respect to our Short Course Segment, we derive our revenue from providing premium online short courses to working professionals. A portion of revenues is shared with our university clients, in the form of a royalty, for providing the content and certifying the course. We have determined that we are the principal in this arrangement as we are the entity that has promised to provide the short course to the student. Therefore, revenues for the Short Course Segment reflect gross proceeds from students and the university client royalty amounts are recorded as an expense within curriculum and teaching on the condensed consolidated statements of operations and comprehensive loss.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of the business acquired. We review goodwill at least annually, as of October 1, for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We initially assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. We will review goodwill for impairment using the two-step process if we decide to bypass the qualitative assessment or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative assessment. Upon the completion of the two-step process, we may be required to recognize an impairment based on the difference between the carrying value and the fair value of the goodwill recorded.

Recent Accounting Pronouncements

Refer to Note 1 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 24, 2017, except for the changes in foreign currency exchange risk resulting from our acquisition of GetSmarter, as described below.

Foreign Currency Exchange Risk

Prior to July 1, 2017, we did not have significant foreign currency exchange risk. Beginning in the third quarter of 2017, with the acquisition of GetSmarter, we now transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses in South Africa and the United Kingdom. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. Translation adjustments are included as a separate component of stockholders’ equity.

For the third quarter of 2017 and 2016, our foreign currency translation adjustment was a loss of $3.6 million and zero, respectively. For the third quarter of 2017 and 2016, we recognized a foreign currency exchange gain of $0.1 million and zero, respectively, included in our condensed consolidated statements of operations and comprehensive loss. A 10% fluctuation of foreign currency exchange rates would have an immaterial effect on our results of operations and cash flows for all periods presented.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017 includes all of the Company’s consolidated operations except for, as permitted by SEC guidance for newly acquired businesses, those disclosure controls and procedures of GetSmarter that are subsumed by internal control over financial reporting. We acquired GetSmarter on July 1, 2017 and their results of operations are included in our financial statements effective with the third quarter of 2017. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2017. GetSmarter represented 24.1% of total assets as of September 30, 2017 and 6.2% and 2.2% of total revenue for the third quarter and first nine months of 2017, respectively.

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

In addition to our implementation of Workday as described above, we enhanced our internal controls over financial reporting for the consolidation process during the third quarter of 2017 in light of the GetSmarter acquisition. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation. Additionally, we are currently in the process of assessing and integrating GetSmarter’s internal control over financial reporting with our existing internal control over financial reporting.

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

If GetSmarter underperforms relative to our expectations, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and GetSmarter have achieved or might achieve separately. In addition, due to the short-term nature and lower price point of GetSmarter’s short course certificates and the shorter contractual terms with its university clients, we may not be able to reliably forecast or predict the impact that GetSmarter will have on the combined company’s revenue or other aspects of our results of operations.

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

As of September 30, 2017, GetSmarter employed approximately 330 employees in South Africa, and it expects to continue adding personnel. GetSmarter may incur costs complying with labor laws, rules and regulations in South Africa, including laws that regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance with administrative and reporting requirements in respect of affirmative action policies. GetSmarter’s reliance on a workforce in South Africa also exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment is important to GetSmarter’s operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. GetSmarter’s operations in South Africa require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States, which could increase our South-African based costs and decrease our operating margins. GetSmarter’s operations may also subject us to trade restrictions, exchange control limitations, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

GetSmarter’s international operations expose us to flucutations in currency exchange rates that could negatively impact our financial results and cash flows.

After the GetSmarter acquisition, we conduct a more substantial portion of our business outside the U.S. and we accordingly make certain business and resource decisions considering assumptions about foreign currency. As a result, we face exposure to adverse movements in foreign currency exchange rates, in particular with respect to the volatility of the South African rand. Our exposure to adverse movements in foreign currency exchange rates, including the South African rand, could have a material adverse impact on our financial results and cash flows.

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

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

2U, Inc.

November 7, 2017	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 7, 2017	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer