Form 10-Q/A
period 2017-03-31
2U, Inc.
filed 2018-02-12
CIK 1459417

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

EXPLANATORY NOTE

2U, Inc. is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three month period ended March 31, 2017, originally filed with the U.S. Securities and Exchange Commission on May 4, 2017 (the “Original Form 10-Q”), solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the Original Form 10-Q, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in the introductory sentence of paragraph 4. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the Original Form 10-Q in any way.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are being filed herewith

Exhibit Number	Description of the Document
31.1	Certification of Principal Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

February 12, 2018	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

February 12, 2018	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer