Form 10-Q/A
period 2017-09-30
2U, Inc.
filed 2018-02-12
CIK 1459417

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

EXPLANATORY NOTE

2U, Inc. is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2017, originally filed with the U.S. Securities and Exchange Commission on November 7, 2017 (the “Original Form 10-Q”), solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the Original Form 10-Q, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in the introductory sentence of paragraph 4. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the Original Form 10-Q in any way.

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