Form 10-K
period 2017-12-31
2U, Inc.
filed 2018-02-27
CIK 1459417

Use these links to rapidly review the document
2U, Inc. FORM 10-K TABLE OF CONTENTS
2U, Inc. INDEX TO CONSOLIDATED FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

           The aggregate market value of the 47,301,042 shares held by non-affiliates as of June 30, 2017 (computed based on the closing price on such date as reported on The Nasdaq Global Select Market) was $2,219,364,891.

           As of February 21, 2018, there were 52,715,791 shares of the registrant's common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

2U, Inc.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

  •
  trends in the higher education market and the market for online education, and expectations for growth in those markets;

  •
  the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;

  •
  our ability to comply with evolving regulations and legal obligations related to data privacy, data protection and information security;

  •
  our expectations about the potential benefits of our cloud-based software-as-a-service, or SaaS, technology and technology-enabled services to university clients and students;

  •
  our dependence on third parties to provide certain technological services or components used in our platform;

  •
  our ability to meet the anticipated launch dates of our graduate programs and short courses;

  •
  our expectations about the predictability, visibility and recurring nature of our business model;

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

  •
  our expectations regarding the scalability of our cloud-based platform;

  •
  our expectations regarding future expenses in relation to future revenue;

  •
  potential changes in regulations applicable to us or our university clients; and

  •
  our expectations regarding the amount of time our cash balances and other available financial resources will be sufficient to fund our operations.

        You should refer to the risks described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I

Item 1.    Business

Our Mission

        Our mission is to improve lives by eliminating the back row in higher education.

Overview

        We are a leading education technology company that well-recognized nonprofit colleges and universities trust to bring them into the digital age. Our comprehensive platform of tightly integrated technology and services provides the digital infrastructure universities need to attract, enroll, educate and support students at scale. With our platform, students can pursue their education anytime, anywhere, without quitting their jobs or moving; and university clients can improve educational outcomes, skills attainment and career prospects for a greater number of students.

        Over the past decade, we have developed new and innovative tools within our platform to enhance the effectiveness of instructional methods and improve student outcomes and the student experience. During that time, we have also refined our program selection algorithm and improved our data-driven digital marketing capabilities across our ecosystem of offerings to generate increased student enrollments in a cost effective manner. As a result, demand for our comprehensive platform of integrated technology and services has increased significantly. Since 2008, we have expanded our university client base from one to 24 across our entire portfolio of offerings, increased the number of 2U-powered graduate programs from one to 37, and enrolled over 33,000 graduate students.

        Our core strategy is to launch graduate programs and short courses with new and existing university clients and to increase student enrollments across our portfolio. We are also committed to continuously improving our platform to deliver high-quality university and student experiences and outcomes at scale.

Business Segments

        Beginning in July 2017, with the closing of our acquisition of GetSmarter, we began offering premium online short courses to students not seeking a full graduate degree. As a result of the GetSmarter acquisition, we have two reportable segments: the Graduate Program Segment and the Short Course Segment.

        In both our Graduate Program Segment and our Short Course Segment, we provide well-recognized nonprofit colleges and universities with the comprehensive infrastructure they need to attract, enroll, educate and support students in their 2U-enabled graduate program or short course. In our Graduate Program Segment, we target students seeking a full graduate degree of the same quality they would receive on-campus. In our Short Course Segment, we target working professionals seeking career advancement through skills attainment.

        The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for the purpose of allocating resources and evaluating performance. Our Graduate Program Segment derives revenue primarily from a contractually specified percentage of the amounts our university clients receive from their students in the 2U-enabled graduate program for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our university client contracts. The Short Course Segment derives revenue directly from students for the tuition and fees paid to enroll in and progress through our short courses. A contractually specified percentage of the tuition and fees received from students is shared with the university client. For additional information regarding our segments, see Note 13 Segment and Geographic Information in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Our Platform

        Our platform consists of front-end and back-end cloud-based SaaS technology and technology-enabled services. These two components are tightly integrated and each is optimized with data analysis and machine learning techniques.

Front-End Technology and Services

        We provide the following front-end technology and services to students enrolled in our offerings and to faculty members and university administrators supporting our offerings:

  •
  Online Learning Platform.  Our online learning platform is a secure and accessible learning and teaching platform, where our university clients can reliably deliver their high-quality educational content to students in a live, intimate and engaging setting, all accessible through proprietary web and mobile applications. Our online learning platform allows our university clients to provide a personalized learning environment for faculty and students as well as a robust online educational community. Students can also download their asynchronous coursework for convenient offline consumption.

    On January 19, 2018, we entered into an agreement to purchase a perpetual source code license for the Learn.co platform from Flatiron School, Inc., a wholly owned subsidiary of WeWork Companies, Inc. Once integrated into our online learning platform, we expect that Learn.co will enhance the learning experience of students and instruction capabilities of faculty across our entire portfolio of offerings.

  •
  Student and Faculty Support.  We augment each student's academic experience by providing ongoing personalized non-academic support. We also provide a dedicated team to support and train university administration and faculty on how to use our platform to facilitate outstanding live instruction.

  •
  Accessibility.  For students with disabilities, we are able to facilitate accessibility across our platform. This includes providing screen-reading technology, captioning, subtitling and voice-over descriptions for asynchronous content, and sign language interpretation and real time captioning for live classes.

  •
  Admissions Application Advising.  Leveraging our customer relationship management deployments and other technology, our graduate program-dedicated teams work with prospective students as they consider and apply to a program. Once a student has submitted a completed admissions application package, it is routed to and reviewed by the university admissions office, which renders the final admission decision.

  •
  In-Program Student Field Placements.  Leveraging our nationwide network of clinics, hospitals, schools and other sites, our field placement team is dedicated to securing in-program field placement opportunities for students enrolled in our university clients' graduate programs that have a field placement component. Leveraging a geo-location database, we work closely with faculty to identify and approve sites that meet curriculum requirements.

  •
  Immersion Support.  Many of our university clients' graduate programs require students to attend immersions and intensive residencies where students travel to a university client's physical campus and other locations, where they can engage in collaborative learning experiences with their classmates and professors in person, and develop invaluable personal and professional relationships. We provide the resources and technology to support our university clients in facilitating these experiences.

  •
  Faculty Recruiting.  Using our platform, our university clients can identify and employ highly qualified teaching faculty without geographic constraint. We effectively act as a search firm by attracting, cultivating and vetting a pool of faculty candidates for our university clients.

Back-End Technology and Services

        We provide the following back-end technology and services to launch and operate our offerings:

  •
  Graduate Program Launch and Operations Applications.  We use an application we call Central Park to unify our suite of applications and better automate the standup of technology infrastructure for new graduate programs. We also use an application we call Uber-Conf to translate graduate program-specific code into a common language to simplify program-specific complexity. These applications simplify the effort to launch new graduate programs and enable non-technology oriented employees to support the data analytics and operational needs across our business.

  •
  University Systems Integration Applications.  We use an application we call Port Authority to integrate our technology with our university clients' information technology systems. This application automates the student enrollment process, which allows us to more efficiently and quickly enroll students, thereby increasing our student-to-support staff ratios, while reducing the potential for human error.

  •
  Content Management System.  Our content management system enables us and our university clients to author, review and deploy the asynchronous content for our offerings. The content management system includes a set of project management and collaboration tools that allow our university clients' faculty to seamlessly integrate their work with that of our course production and content development staff.

  •
  Admissions Application Processing Portal.  Our proprietary admissions application system, known as the Online Application and Recommendation System, or OARS, automates the graduate program admissions application process. OARS is integrated with the primary marketing site for each graduate program and directly using data analysis and machine learning techniques, funnels prospective students into each university client's existing admissions application process and provides automated workflow for that process.

  •
  Customer Relationship Management.  We have developed customer relationship management deployments configured for each university client's specific graduate program. Each deployment serves as the data hub for scheduling, student acquisition, student application, faculty admissions review, enrollment and student support. Our university clients and our employees review, maintain and track this information to ensure proper coordination.

  •
  Content Development.  Leveraging our content management system, our content development staff works closely with our university clients' faculty in a collaborative process to produce high-quality, engaging online coursework and content.

  •
  Student Acquisition.  Leveraging data analytics and machine learning techniques, we develop targeted, offering-specific digital marketing campaigns that can reach and engage interested and qualified prospective students in a cost-effective manner. Our marketing teams also develop creative assets, such as websites related to the graduate program and short course fields of study, and execute search engine optimization and paid search campaigns aimed at acquiring students cost-effectively.

  •
  State Authorization Services.  Many of our offerings must comply with state authorization requirements in each state where students reside. We work with most of our university clients to identify and satisfy a complex array of state authorization requirements.

Our Approach

        Our approach in providing our platform to our university clients is as follows:

  •
  Tightly Integrated Technology and Services with a Focus on Quality.  We believe that our platform offers extensive features, high configurability, an intuitive user interface and the ability to support synchronous and asynchronous learning at scale. Our front-end and back-end technology and services are tightly integrated, and together they provide a broad set of capabilities that would otherwise require universities to purchase multiple, disparate point solutions, and hire significant human resources and expertise.

  •
  Data-Driven Methodology.

  •
  Proprietary Algorithm.  We have developed a proprietary program-selection algorithm to optimize our process for identifying new graduate programs that have a high likelihood of success. Following our acquisition of GetSmarter, we have deployed this algorithm to inform our short course selection process as well. Our algorithm draws on a wide variety of data, including the operating history of our existing offerings, and is based on key market variables, such as the existing market size of an offering, potential student demographics and university characteristics.

  •
  Marketing.  We believe that our continuously expanding selection of educational offerings increases our marketing leverage, allowing us to acquire additional students for the same cost and increase enrollments across our entire portfolio of offerings. In addition, we use data analytics and machine learning techniques to focus our marketing efforts on finding prospective students for the right offerings at times when conversion is more likely.

  •
  Alignment with University Clients.  We serve as brand stewards for our university clients and our relationships are characterized by close, ongoing collaboration with faculty and administrators, as well as a deep integration between their academic missions and our platform. Our revenue-share model also aligns our interests with those of our university clients. This revenue model, combined with long contractual terms, enables us to make the investment in technology, integration, content production, marketing, student and faculty support and other services necessary to launch and scale successful offerings, without significant financial risk to our university clients.

  •
  Driving High Quality Student Outcomes.  We are committed to delivering the technology and services required to support each student throughout the life of each offering, thereby improving the likelihood of students' achieving their desired educational outcomes, skills attainment and career opportunities.

Our Growth Strategy

        We intend to continue our industry leadership as a provider of a digital education platform that enables well-recognized nonprofit colleges and universities to deliver education online. Our approach to growth is disciplined and focused on long-term success. The principal elements of our strategy are to:

  •
  Add Graduate Programs, Short Courses, University Clients and Students.  We intend to add graduate programs and short courses with new and existing university clients, and increase student enrollments across our entire portfolio of offerings.

  •
  Add New Categories of Offerings.  We believe that there is significant international demand for our platform as colleges and universities worldwide seek to extend their brands by accessing the growing global market for higher education. We also believe that there may be significant opportunities in the future to offer high-quality digital education experiences to undergraduate students and expand our non-degree offerings. As we evaluate these growth strategies, we periodically consider acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to add product offerings, extend our technological leadership or expand the markets in which we operate. We expect to continue to evaluate, and may enter into, acquisitions and investments in the future as opportunities are presented.

Clients

Graduate Program Segment

        In our Graduate Program Segment, we have grown our university client and program base significantly since our inception from one client with one program in one academic discipline in 2008 to 24 clients with 51 programs in 23 degree verticals today, 37 of which have launched and have students enrolled. A full listing of all 51 announced programs, including the programs we plan to launch in 2018, can be found at investor.2u.com.

        Our long-term university client contracts, which typically have 10 to 15 year initial terms, do not include termination rights for convenience. Most contracts impose liquidated damages for a university client's non-renewal, unless the university client otherwise terminates due to our uncured breach.

        Our contracts also set forth the parties' respective rights to offer competitive programs. For example, some contracts permit us to offer competitive programs with other schools whose potential students are not academically qualified or otherwise interested in the program we offer with our client. Other contracts prohibit us from offering competitive programs with a specific list of schools, whether a certain number as listed on U.S. News & World Report's "best" schools list or a specifically enumerated list of schools negotiated with our university client. In addition, any limitation on our ability to offer competitive programs becomes inapplicable if a university client either refuses to scale the program to accommodate all students qualifying for admission into the program, or raises the program admissions standards above those at the time of contract execution. In addition, our contracts generally prohibit our university clients from offering any online competitive program. Most of our more recent contracts either do not restrict our ability to offer competitive programs or provide for only limited restrictions.

        For the years ended December 31, 2017 and 2016, 27% and 34%, respectively, of our consolidated revenue was derived from our programs with University of Southern California, or USC, including our two longest running programs, launched in 2009 and 2010. We expect that these programs will continue to account for a large portion of our revenue until our other university client graduate programs become more mature and achieve significantly higher enrollment levels.

        Our programs with Simmons College accounted for 17% and 18% of our consolidated revenue for the years ended December 31, 2017 and 2016, respectively. Our programs with the University of North Carolina accounted for 10% and 11% of our revenue for the years ended December 31, 2017 and 2016, respectively.

Short Course Segment

        In our Short Course Segment, we currently have ten university clients we are collaborating with to offer more than 80 courses. Our university client contracts in our Short Course Segment are typically shorter in length and less restrictive than our client contracts in our Graduate Program Segment.

        In our Short Course Segment, revenue is derived from individual students, rather than directly from university clients. For the year ended December 31, 2017, revenue associated with our three largest university clients in this segment accounted for approximately 82% of the segment's revenue, which was less than 10% of our consolidated revenue on a combined basis. Of the 12 courses we have launched in 2017, six are with these three university clients. We expect these university clients will continue to account for a large portion of our revenue in the Short Course Segment.

Competition

        The overall market for technology solutions that enable higher education providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of students and educators and frequent introductions of new delivery methods. Several competitors provide platforms that compete with some of the capabilities of our platform. Two such competitors, are Pearson Online Learning Services and Wiley Education Services, owned by Pearson and John Wiley & Sons, respectively, both of which are large education and publishing companies. In addition, traditional massive open online course providers have evolved from providing massive open online courses to providing short course certificates, nano degrees and similar non-degree alternatives. Many of these companies provide components of the technology and services we provide and these companies may choose to pursue some of the institutions we target. Moreover, nonprofit colleges and universities may elect to continue using or develop their own online learning solutions in-house.

        We expect that the competitive landscape will expand as the market for online education offerings at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:

  •
  brand awareness and reputation;

  •
  ability of online graduate programs and short courses to deliver desired student outcomes;

  •
  robustness and evolution of technology solutions;

  •
  breadth and depth of service offering;

  •
  ability to make significant investments in launching and operating graduate programs;

  •
  expertise in marketing, student acquisition and student retention;

  •
  quality of student and faculty experience;

  •
  ease of deployment and use of technology solutions;

  •
  level of customization, configurability, integration, security, scalability and reliability of technology solutions; and

  •
  quality of university client base and track record of performance.

        We believe we compete favorably on the basis of these factors. Our ability to remain competitive will depend, to a great extent, upon our ability to consistently deliver our high-quality platform, meet university client needs for content development, acquire, support and retain students and deliver desired student, faculty and university outcomes.

Seasonality

        We experience seasonality in our marketing and sales expenses in both our Graduate Program Segment and our Short Course Segment. We typically reduce our paid search and other marketing and sales efforts during late November and December because these efforts are less productive during the holiday season. We generally do not experience pronounced seasonality in our revenue, although revenue can fluctuate significantly from quarter to quarter due to variations driven by the academic schedules of our graduate programs and short courses.

Intellectual Property

        We protect our intellectual property by relying on a combination of copyrights, trademarks, trade secrets and contractual agreements. For example, we rely on trademark protection in the United States and various foreign jurisdictions to protect our rights to various marks, including 2U, NO BACK ROW, GETSMARTER and other distinctive logos associated with our brand.

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

        We also purchase or license technology that we incorporate into our technology or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our technology and services, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms.

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

        We contract with postsecondary institutions that are subject to education laws. In addition, we ourselves are required to comply with certain education laws as a result of our role as a service provider to institutions of higher education, either directly or indirectly through our contractual arrangements with university clients. Our failure, or that of our university clients, to comply with education laws could adversely impact our operations. As a result, we work closely with our university clients to maintain compliance with education laws.

Federal Laws and Regulations

        Under the Higher Education Act of 1965, as amended, or the HEA, institutions offering postsecondary education must comply with certain laws and related regulations promulgated by the DOE in order to participate in the Title IV federal student financial assistance programs. Many of our university clients participate in the Title IV programs.

        The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every five to seven years. The re-authorization process is currently under way.

        The re-authorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university clients. In addition, the DOE is independently conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. The DOE also frequently issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. DOE guidance is subject to frequent change and may impact our business model.

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

        While the program integrity rules were targeted at for-profit institutions of higher education, most apply equally to traditional colleges and universities such as our university clients, and they apply in particular to institutions contracting with outside vendors to provide services, particularly in connection with distance education. These rules include principally the incentive compensation rule, the misrepresentation rule, the written arrangements rules and state authorization requirements. The more significant program integrity rules applicable to us or our university clients are discussed in further detail below.

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

        In addition, the revised rule initially raised a question as to whether our company itself, as an entity, is prohibited from entering into tuition revenue-sharing arrangements with university clients. On March 17, 2011, the DOE issued official agency guidance, known as a "Dear Colleague Letter," or the DCL, providing guidance on this point. The DCL states that "[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided" and that "[t]his is true regardless of the manner in which the entity compensates its employees." But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, the DOE does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an "unaffiliated third party" that provides a set of "bundled services" that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a "possible business model" developed "with the statutory mandate in mind." Example 2-B describes the following as a possible business model:

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

        The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE's regulations. Our business model and contractual arrangements with our university clients closely follow Example 2-B in the DCL. In addition, we assure that none of our "covered employees" is paid any bonus or other incentive compensation in violation of the rule.

        Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a DCL and is not codified by statute or regulation, the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our university clients, or in action that does not involve us at all. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court could require us to change our business model.

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

        Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission, or FTC, applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. As a result, we and our employees and subcontractors, as agents of our university clients, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university clients. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university clients before they are used by our employees and we carefully monitor our subcontractors.

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

        Although we are not an accredited institution and are not required to maintain accreditation, accrediting agencies are responsible for reviewing an accredited institution's third-party contracts with service providers like us and may require an institution to obtain approval from or to notify the accreditor in connection with such arrangements. One purpose of the notification and approval requirements is to verify that the accredited institution remains responsible for providing academic instruction leading to a credential and provides oversight of other activities undertaken by third parties like us that are within the scope of its accreditation. We work closely with our university clients to assure that the standards of their respective accreditors are met and are not adversely impacted by us.

        Accrediting agencies are also responsible for assuring that any "written arrangements" to outsource academic instruction meet accrediting standards and related regulations of the DOE. Our operations are generally not subject to such "written arrangements" rules because academic instruction is provided by our university client institutions and not by us.

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

        We and our university clients may be subject to regulation in each state in which we or they own facilities, provide distance education or recruit students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, recruiting practices and financial policies. The need to comply with applicable state laws and regulations may limit or delay our ability to market or expand our offerings. In addition, the interpretation of state authorization regulations is subject to substantial discretion by the state agency responsible for enforcing the regulations.

        As part of the program integrity rules, the DOE required, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to the DOE upon request. This regulation dramatically increased the importance of state authorization because failure to obtain it could result in an obligation to return federal funds received by an institution. The U.S. Court of Appeals for the District of Columbia struck down the regulations requiring proof of state approval for online education programs in 2012 on procedural grounds; however, the DOE promulgated similar replacement regulations in December 2016, with an effective date of July 1, 2018. In addition, even if these rules do not go into effect, it is the policy of DOE to require proof of all necessary state approvals when an institution seeks to renew its authorization to participate in the Title IV programs.

        Most states participate in the State Authorization Reciprocity Agreement, or SARA, governing the licensing of online offerings. All SARA-member institutions may provide online offerings in SARA states without obtaining separate state authorization (this includes externships, recruiting, local advertising, and faculty presence). SARA-member institutions must still obtain a separate authorization in order to open a physical location in another state and are also required to obtain any additional approvals that may be required for offerings leading to professional licensure in a state (e.g., nursing, teaching, or counseling). Most of our university clients are SARA members and the DOE has indicated it will accept participation in a reciprocity agreement as evidence of state approval.

        We monitor state law developments closely and work closely with our university clients to assist them with obtaining any required approvals.

Other Laws

        Our activities on behalf of institutions are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the FTC, as well as federal and state data protection and privacy requirements.

Employees

        As of December 31, 2017, we had 1,808 full-time employees and 114 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Other Information

        We were incorporated as a Delaware corporation in April 2008 and completed our initial public offering in April 2014. Our principal executive offices are located at 7900 Harkins Road, Lanham, MD 20706, and our telephone number is (301) 892-4350.

        You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the U.S. Securities and Exchange Commission, or the SEC, and all amendments to these filings, free of charge from our website at investor.2u.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

        We were incorporated in 2008 and launched our first graduate program in 2009. In July 2017, we acquired GetSmarter and extended our offerings to include premium online short courses offered in collaboration with universities. As a result of our limited operating history, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry. If our assumptions regarding these risks and uncertainties are incorrect or change due to factors impacting our targeted markets, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

        We incurred net losses of $29.4 million, $20.7 million and $26.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of graduate programs and increase our marketing and sales efforts to drive the acquisition of potential students. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we may be unable to achieve and maintain profitability, and the value of our company and our common stock could decline significantly.

Our business depends heavily on the adoption by colleges and universities of online delivery of their educational offerings. If we fail to attract new university clients, or if new leadership at existing university clients does not have an interest in continuing or expanding online delivery of their educational offerings, our revenue growth and profitability may suffer.

        The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities to offer their graduate programs and courses online. In particular, to engage new university clients, we need to convince potential university clients, many of which have been educating students in generally the same types of on-campus programs for hundreds of years, to invest significant time and resources to adjust the manner in which they teach students. The delivery of online education at leading nonprofit colleges and universities is nascent, and many administrators and faculty members have expressed concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high-quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and online programs of the kind we develop with our university clients may not achieve significant market acceptance. In addition, our university clients have regular turnover in their leadership positions, and there is no guarantee that any new leader will have an interest in continuing or expanding online delivery of the university's educational offerings. If new leaders at our university clients do not embrace online delivery of educational offerings, we may not be able add additional offerings with the university client and the university client may attempt to terminate or may not renew their relationship with us.

Our financial performance depends heavily on our ability to acquire qualified potential students for our offerings, and our ability to do so may be affected by circumstances beyond our control.

        Building awareness of our offerings is critical to our ability to acquire prospective students for our university clients' programs and courses and generate revenue. A substantial portion of our expenses is attributable to marketing and sales efforts dedicated to attracting potential students to our offerings. Because we generate revenue based on a portion of the tuition and fees that students pay, it is critical to our success that we identify qualified prospective students for our offerings in a cost-effective manner, and that enrolled students remain active in our offerings until graduation or completion.

        The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining student enrollment in our offerings in a cost-effective manner or at all:

  •
  Negative perceptions about online learning programs.  As a non-traditional form of education delivery, prospective students will subject our offerings to increased scrutiny. Online offerings that we or our competitors provide may not be successful or operate efficiently, and new entrants to the field of online learning also may not perform well. Such underperformance could create the perception that online offerings in general are not an effective way to educate students, whether or not our offerings achieve satisfactory performance, which could make it difficult for us to successfully attract prospective students. Students may be reluctant to enroll in online programs and courses for fear that the learning experience may be substandard, that employers may be averse to hiring students who received their education online, or that organizations granting professional licenses or certifications may be reluctant to grant them based on degrees earned through online education.

  •
  Ineffective marketing efforts.  We invest substantial resources in developing and implementing data-driven marketing strategies that focus on identifying the right potential student at the right time. These marketing efforts make substantial use of search engine optimization, paid search and custom website development and deployment and we rely on a small number of internet search engines and marketing partners. If our execution of this strategy proves to be inefficient or unsuccessful in generating a sufficient quantity of qualified prospective students, or if the costs associated with the execution of this strategy increase, our revenue could be adversely affected.

  •
  Damage to university client reputation.  Because we market a specific graduate program or course to potential students, the reputations of our university clients are critical to our ability to enroll students. Many factors affecting our university clients' reputations are beyond our control and can change over time, including their academic performance and ranking among nonprofit educational institutions.

  •
  Lack of interest in an offering.  We may encounter difficulties attracting qualified students for graduate programs or courses that are not highly desired or that are relatively new within their fields. Macroeconomic conditions beyond our control may diminish interest in employment in a field, and that could contribute to lack of interest in offerings in the disciplines related to that field.

  •
  Our lack of control over admissions decisions for our university clients' graduate programs.  Even if we are able to identify prospective students for a graduate program, there is no guarantee that students will be admitted to that program. In the Graduate Program Segment, the university clients retain complete discretion over admissions decisions, and any changes to admissions standards, or inconsistent application of admissions standards, could affect student enrollment and our ability to generate revenue.

  •
  Inability of students to secure funding.  Like traditional college and university students, many of the students in our university clients' graduate programs rely heavily on the availability of third-party financing to pay for the costs of their educations, including tuition. This tuition assistance may include federal or private student loans, scholarships and grants, or benefits or reimbursement provided by the students' employers. Any developments that reduce the availability of financial aid for higher education generally, or for our university clients' graduate programs in particular, could impair students' abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.

  •
  General economic conditions.  Student enrollment in our offerings may be affected by changes in global economic conditions. An improvement in economic conditions and, in particular, an improvement in the economic conditions in the U.S. and the U.S. unemployment rate, may reduce demand among potential students for educational services, as they may find adequate employment without additional education. Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor educational opportunities for their employees or discourage existing or potential students from pursuing additional education due to a perception that there are insufficient job opportunities, increased economic uncertainty or other factors, any of which could adversely impact our ability to attract qualified students to our offerings. If one or more of these factors reduces student demand for our offerings, enrollment could be negatively affected, our costs associated with student acquisition and retention could increase, or both, any of which could materially compromise our ability to grow our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to engage new and existing university clients for new offerings, which would negatively impact our ability to expand our business.

Disruption to or failures of our platform could reduce university client and student satisfaction with our offerings and could harm our reputation.

        The performance and reliability of our platform is critical to our operations, reputation and ability to attract new university clients, as well as our student acquisition and retention efforts. Our university clients rely on this technology to offer their programs and courses online, and students access this technology on a frequent basis as an important part of their educational experience. Because our platform is complex and incorporates a variety of hardware and proprietary and third party software, our platform may have errors or defects that could result in unanticipated downtime for our university clients and students. Web and mobile based applications frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our technology and new errors and defects may be detected in the future. In addition, we have experienced and may in the future experience temporary system interruptions to our platform for a variety of reasons including network failures, power failures, problems with third party firmware updates, as well as an overwhelming numbers of users trying to access our platform. Any errors, defects, disruptions or other performance problems with our platform could damage our or our university clients' reputations, decrease student satisfaction and retention and impact our ability to attract new students and university clients. If any of these problems occur, our university clients could attempt to terminate their agreements with us, or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our platform could adversely affect our and our university clients' compliance with applicable regulations and accrediting body standards.

We rely upon Amazon Web Services to host certain aspects of our platform and any disruption of or interference with our use of Amazon Web Services could impair our ability to deliver our platform to university clients and students, resulting in university client and student dissatisfaction, damage to our reputation, and harm to our business.

        Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our technology and technology-enabled services to use data processing, storage capabilities and other services provided by AWS. Currently, our online learning platform and certain of our front-end and back-end technology and services are run on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of, or interference with our use of, AWS would impact our operations and our business would be adversely impacted. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 30 days' prior written notice, and may terminate the agreement for cause with 30 days' prior written notice, including any material default or breach of the agreement by us that we do not cure within the 30-day period. Additionally, AWS has the right to terminate the agreement immediately with notice to us in certain scenarios such as if AWS believes providing the services could create a substantial economic or technical burden or material security risk for AWS, or in order to comply with the law or requests of governmental entities. If any of our arrangements with AWS is terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

        We utilize third-party data center hosting facilities operated by AWS. Our operations depend, in part, on AWS's abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. The occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform, which would result in harm to our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability or cause our university clients to fail to renew or terminate their contracts, any of which could harm our business.

Our student acquisition efforts depend in large part upon the availability of advertising space through a variety of media.

        We depend upon the availability of advertising space through a variety of media, including third party applications on platforms such as Facebook and LinkedIn, to direct traffic to our offerings and acquire new students for our offerings. The availability of advertising space varies, and a shortage of advertising space in any particular media or on any particular platform, or the elimination of a particular medium on which we advertise, could limit our ability to direct traffic to our offerings and acquire new students on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations and financial condition.

The market for our offerings may be limited based on the types of nonprofit colleges and universities we target.

        Our target market of selective nonprofit colleges and universities is necessarily limited. Some of the contracts we enter into with our university clients contain limitations on our ability to contract with other institutions to provide the same offering. In addition, in order to maintain good relations with our university clients we may decide not to approach certain institutions that they regard as their direct competitors to offer similar programs or courses, even if we are allowed to do so under our contracts.

We have agreed to incur, and we may incur in the future, costs to terminate some or all of the exclusivity obligations in certain of our university client contracts.

        Certain of our contracts with our university clients limit our ability to enable competitive offerings with other schools. In our Graduate Program Segment, we have determined that enabling some of these contractually prohibited competitive programs may be part of our business strategy. To eliminate some or all of the exclusivity obligations in certain university clients' contracts with us, we have agreed with certain university clients in our Graduate Program Segment to do some or all of the following: make fixed and contingent cash payments over time, reduce our revenue share over time, and/or make minimum investments in marketing under certain conditions.

        We may determine in the future that enabling additional contractually prohibited competitive programs or courses is desirable, and we may therefore agree with additional university clients to incur costs similar to those above to reduce or eliminate the exclusivity obligations contained in their contracts with us.

        If the competitive programs or courses we ultimately enable fail to reach scale or cannot be scaled at a reasonable cost, or if we need to incur contingent costs in connection with offering competitive programs or courses, our ability to grow our business and achieve profitability would be impaired.

Attracting new university clients for the launch of new offerings is complex and time-consuming. If we pursue unsuccessful opportunities, we may forego more profitable opportunities and our operating results and growth would be harmed.

        The process of identifying new offerings at selective nonprofit colleges and universities, and then negotiating contracts with potential university clients, is complex and time-consuming. Because of the initial reluctance on the part of some nonprofit colleges and universities to embrace a new method of delivering their education services and the complicated approval process within universities, our sales process to attract and engage a new university client can be lengthy. Depending on the particular college or university and the particular offering, we may face resistance from university administrators or faculty members during the process.

        The sales cycle for a new university client often spans one year or longer. In addition, our sales cycle can vary substantially because of a number of factors, including the university client's approval processes or disagreements over the terms of our offerings. We spend substantial time and management resources on these sales efforts without any assurance that our efforts will result in the launch of a new program or course. If we invest substantial resources pursuing unsuccessful opportunities, we may forego other more profitable university client relationships, which would harm our operating results and growth.

To launch a new graduate program, we must incur significant expense in technology and content development, as well as marketing and sales, to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.

        To launch a new graduate program, we must integrate components of our platform with the various student information and other operating systems our university clients use to manage functions within their institutions. In addition, our content development staff must work closely with that university client's faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process of launching a new graduate program is time-consuming and costly and, under our agreements with our university clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue. Additionally, during the life of our university client agreements, we are responsible for the costs associated with continued marketing, maintaining our platform and providing non-academic and other support for students enrolled in the graduate program. We invest significant resources in these new graduate programs from the beginning of our relationship with a university client, and there is no guarantee that we will ever recoup these costs.

        Because our university client agreements provide that we receive a fixed percentage of the tuition that the university clients receive from the students enrolled in their graduate programs, we only begin to recover these costs once students are enrolled and our university clients begin billing students for tuition and fees. The time that it takes for us to recover our investment in a new graduate program depends on a variety of factors, primarily the level of our student acquisition costs and the rate of growth in student enrollment in the program. We estimate that, on average, it takes approximately four to five years after engagement with a university client to fully recover our investment in that university client's new graduate program. Because of the lengthy period required to recoup our investment in a new graduate program, unexpected developments beyond our control could occur that result in the university client ceasing or significantly curtailing a graduate program before we are able to fully recoup our investment. As a result, we may ultimately be unable to recover the full investment that we make in a new graduate program or achieve our expected level of profitability for the graduate program.

If new offerings do not scale efficiently and in the time frames we expect, our reputation and our revenue will suffer.

        Our continued growth and profitability depends on our and our university clients' ability to successfully scale newly launched offerings. As we continue aggressively growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our marketing and sales team and our technology and content development teams. If we cannot adequately train these new employees, we may not be successful in acquiring potential students for our offerings, which would adversely impact our ability to generate revenue, and our university clients and the students in their programs and courses could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new offerings, our university clients' and their students' experiences may suffer, which could damage our reputation among colleges and universities and their faculty and students.

        In addition, in our Graduate Program Segment, if our university clients cannot quickly develop the infrastructure and hire sufficient faculty and administrators to handle growing student enrollments, our university clients' and their students' experiences with our platform may suffer, which could damage our reputation among colleges and universities and their faculty and students.

        Our ability to effectively manage any significant growth of new offerings and increasing student enrollment will depend on a number of factors, including our ability to:

  •
  satisfy existing students in, and attract and enroll new students for, our offerings;

  •
  assist our university clients in recruiting qualified faculty to support their expanding enrollments;

  •
  assist our university clients in developing and producing an increased volume of course content;

  •
  successfully introduce new features and enhancements and maintain a high level of functionality in our platform; and

  •
  deliver high-quality support to our university clients and their faculty and students.

        Establishing new offerings or expanding existing offerings will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses and reallocate other resources. If student enrollment in our offerings does not increase, if we are unable to launch new offerings in a cost-effective manner or if we are otherwise unable to manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our platform and the satisfaction of our university clients and their students could suffer.

Our financial performance depends heavily on student retention within our offerings, and factors influencing student retention may be out of our control.

        Once a student is enrolled in a program or course, we and our university client must retain the student over the life of the program or course to generate ongoing revenue. Our strategy involves offering high-quality support to students enrolled in these programs and courses to support their retention. If we do not help students quickly resolve any educational, technological or logistical issues they encounter, otherwise provide effective ongoing support to students or deliver the type of high-quality, engaging educational content that students expect, students may withdraw from the program or course, which would negatively impact our revenue.

        In addition, student retention could be compromised by the following factors, many of which are largely outside of our control:

  •
  Reduced support from our university clients.  Because revenue from a particular offering is directly attributable to the level of student enrollment in the offering, our ability to grow our revenue from a university client relationship depends on the growth of enrollment in that program. Our university clients could limit enrollment in their offerings, cease providing the offerings altogether or significantly curtail or inhibit our ability to promote their offerings, any of which would negatively impact our revenue.

  •
  Lack of support from faculty members in our university clients' graduate programs.  It takes a significant time commitment and dedication from our university clients' faculty members to work with us to develop course content for their graduate programs and courses designed for an online learning environment. Our university clients' faculty may be unfamiliar with the development and production process, may not understand the time commitment involved to develop the course content, or may otherwise be resistant to changing the ways in which they present the same content in an on-campus class. Our ability to maintain high student retention will depend in part on our ability to convince our university clients' faculty of the value in the time and effort they will spend developing the course content. Lack of support from faculty could cause the quality of our graduate programs to decline, which could contribute to decreased student satisfaction and retention in our Graduate Program Segment.

  •
  Student dissatisfaction.  Enrolled students may drop out of our offerings based on their individual perceptions of the value they are getting from the offering. For example, we may face retention challenges as a result of students' dissatisfaction with the quality of course content and presentation, dissatisfaction with our university clients' faculty, changing views of the value of our offerings and perceptions of employment prospects following completion of the program or course. Factors outside our control related to student satisfaction with, and overall perception of, a program or course may contribute to decreased student retention rates for that program.

  •
  Personal factors.  Factors impacting a student's willingness and ability to stay enrolled in a program or course include personal factors, such as ability to continue to pay tuition, ability to meet the rigorous demands of the offering, and lack of time to continue classes, all of which are generally beyond our control.

        Any of these factors could significantly reduce the revenue that we generate from our offerings, which would negatively impact our return on investment for the particular offering, and could compromise our ability to grow our business and achieve profitability.

Of the graduate programs we operate, only a small number contribute a significant portion of our revenue, and loss or material underperformance of any one of these programs could have a disproportionate effect on our business.

        In our Graduate Program Segment, we currently have, and for the foreseeable future expect to continue to have, a small number of graduate programs that contribute a meaningful portion of our revenue and generate positive earnings and cash flow. Therefore, if any of these programs were to materially underperform for any reason or if the university client for these programs terminate or do not renew their relationship with us, it would hurt our future financial performance.

A significant portion of our revenue is currently attributable to graduate programs with the University of Southern California. The loss of, or a decline in enrollment in, these programs could significantly reduce our revenue.

        We expect that our programs with USC will continue to account for a large portion of our revenue until our other university client programs become more mature and achieve significantly higher enrollment levels. Any decline in USC's reputation, any increase in USC's tuition, or any changes in USC's policies could adversely affect the number of students that enroll in these programs. Further, the faculty or administrators could become resistant to offering their online programs through our platform, making it more difficult for us to attract and retain students. USC is not required to expand student enrollment in these online programs and, upon the expiration of their contracts, they are not required to continue using us as the provider of these or other online programs. If certain of these programs were to materially underperform for any reason or to terminate or not renew their relationships with us, it would significantly reduce our revenue.

A significant portion of our revenue in the Short Course Segment is attributable to courses with three university clients. The loss of any of these clients, or a decline in enrollment in certain of these courses, could significantly reduce our revenue in this segment.

        We expect that our courses with our three largest university clients in the Short Course Segment will continue to account for a large portion of our revenue in this segment. Any decline in these university clients' reputations, increase in fees adversely affecting the number of students that enroll in these courses, or these university clients becoming resistant to offering online courses through our platform, would make it more difficult for us to attract students. These university clients are not required to continue using us as their provider for online short courses. If any of these university clients elected to end certain courses or to terminate or not renew their relationships with us, it would significantly reduce our revenue in this segment.

The loss, or material underperformance, of any one of our graduate programs could harm our reputation, which could in turn affect our profitability.

        We rely on our reputation for delivering high-quality online graduate programs and recommendations from existing university clients to attract potential new university clients. Therefore, the loss of any single graduate program, or the failure of any university client to renew its agreement with us upon expiration, could harm our reputation and impair our ability to pursue our growth strategy and ultimately to become profitable.

If our security measures or those of our third party service providers are breached or fail and result in unauthorized disclosure of data, we could lose university clients, fail to attract new university clients and be exposed to protracted and costly litigation.

        Our platform and computer systems store and transmit proprietary and confidential university, student and company information, which may include personal information of students, prospective students, faculty and employees, that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform and our university clients' programs. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our efforts to maintain the security and integrity of our platform, and the cybersecurity measures taken by our third party service providers may be unable to anticipate, detect or prevent all attempts to compromise our systems. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new university clients and students, cause existing university clients to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective university clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

        Many governments have enacted laws that require companies and institutions to notify individuals of data breach incidents, usually in writing. Under the terms of our contracts with our university clients, we would be responsible for the costs of investigating and disclosing data breaches to the university clients' students. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

        We have experienced rapid growth in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our marketing and sales personnel, technology team, finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to manage this expansion of our business efficiently, our costs and expenses may increase more than we plan and we may not successfully expand our university client base, enhance our platform, develop new offerings with new and existing university clients, attract a sufficient number of qualified students in a cost-effective manner, satisfy the requirements of our existing university clients, respond to competitive challenges or otherwise execute our business plan. Accordingly, our historical revenue growth rate may not continue in the future.

        Our ability to manage any significant growth of our business effectively will depend on a number of factors, including our ability to:

  •
  effectively recruit, integrate, train and motivate a large number of new employees, including our marketing and technology teams, while retaining existing employees;

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

        We may not be able to effectively manage any future growth in an efficient, cost-effective or timely manner, or at all. In particular, any failure to implement systems enhancements and improvements successfully will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not manage the growth of our business and operations effectively, the quality of our platform could suffer, which could negatively affect our reputation, results of operations and overall business.

We may expand by acquiring or investing in other companies or technologies, which may divert our management's attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.

        We have in the past and may in the future acquire complementary products, services, technologies or businesses. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. In addition, we have limited experience in acquiring other companies or technologies. We may not be able to identify desirable additional acquisition targets, may incorrectly estimate the value of an acquisition target or may not be successful in entering into an agreement with any particular target. Consequently, these transactions, even if undertaken and announced, may not close.

        An acquisition, investment, or new business relationship may result in unforeseen operating difficulties and expenditures. It is also possible that the integration process could result in material challenges, including, without limitation:

  •
  the diversion of management's attention from ongoing business concerns and performance as a result of the devotion of management's attention to acquisition or integration activities;

  •
  managing a larger combined company;

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

  •
  undetected errors or unauthorized use of a third party's code in the products of the acquired companies or in technology acquired;

  •
  entry into highly competitive markets in which we have no or limited direct prior experience and where competitors have stronger market positions; and

  •
  exposure to unknown liabilities, including claims and disputes by third parties against the companies we acquire.

        Many of these factors will be outside of the combined company's control and any one of them could result in delays, increased costs, decreased revenues and diversion of management's time and energy, which could materially affect our financial position, results of operations and cash flows.

        If we experience difficulties with the integration process following an acquisition, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized.

        In addition, in connection with an acquisition, investment or new business relationship we may:

  •
  issue additional equity securities that would dilute current shareholders;

  •
  use cash that we may need in the future to operate our business;

  •
  incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations;

  •
  incur large charges or substantial liabilities; or

  •
  become subject to adverse tax consequences.

        Any of these outcomes could harm our business and operating results.

We face competition from established and emerging companies, which could divert university clients or students to our competitors, result in pricing pressure and significantly reduce our revenue.

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

        Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the percentage of tuition and fees we are able to negotiate to receive. The competitive landscape may also result in longer and more complex sales cycles with a prospective university client or a decrease in our market share among selective nonprofit colleges and universities seeking to offer online graduate programs or short courses, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

        A number of competitive factors could cause us to lose potential university client and student opportunities or force us to offer our platform on less favorable economic terms, including:

  •
  competitors may develop service offerings that our potential university clients or students find to be more compelling than ours;

  •
  competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in university client and student requirements, and devote greater resources to the acquisition of qualified students than we can;

  •
  current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and our industry is likely to see an increasing number of new entrants and increased consolidation. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share; and

  •
  colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our platform.

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

        For-profit postsecondary institutions, many of which provide course offerings predominantly online, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for students, including the inability to obtain employment in their fields. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, and even entire industries in the case of recruiting practices by for-profit higher education companies. Even though we do not market our platform to these institutions, this negative media attention may nevertheless add to skepticism about online higher education generally, including our platform.

        The precise impact of these negative public perceptions on our current and future business is difficult to discern. If these few situations, or any additional misconduct, cause all online learning programs to be viewed by the public or policymakers unfavorably, we may find it difficult to enter into or renew contracts with selective colleges and universities or attract additional students for our offerings. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our opportunity to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our university client base and grow our offerings, which would make it difficult to continue to grow our business.

If we are unable to successfully implement our new global enterprise resource planning system, it could disrupt our business or have a material adverse effect on our results of operations, cash flows and financial condition.

        We are in the process of implementing of a new global enterprise resource planning, or ERP, system. The ERP system is designed to accurately maintain our books and records and provide information on our operations to management. Our ERP system implementation will continue to require significant investment of human and financial resources. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. The process of upgrading and standardizing our ERP system is complex, time-consuming and expensive. We may experience data loss, disruptions, delays or negative business impacts from the upgrades. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, changes in scope, timeline or cost of implementing the ERP system could have a material adverse effect on our results of operations, cash flows and financial condition.

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

        Our future success is substantially dependent on the continued service of our senior management team. Because of our small number of university clients and the significant nature of each new university client relationship, our senior management team is heavily involved in the university client identification and sales process, and their expertise is critical in navigating the complex approval processes of large nonprofit colleges and universities. We do not maintain key-person insurance on any of our employees, including our senior management team. The loss of the services of any individual on our senior management team, or failure to find a suitable successor, could make it more difficult to successfully operate our business and achieve our business goals.

        Our future success also depends heavily on the retention of our marketing and sales, technology and content development and support teams to continue to attract and retain qualified students in our university clients' programs and courses, thereby generating revenue for us. In particular, our highly-skilled technology and content development employees provide the technical expertise underlying our bundled technology-enabled services that support our university clients' programs and courses and the students enrolled in these offerings. Competition for these employees is intense. As a result, we may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with university clients, loss of expertise or know-how and unanticipated recruitment and training costs.

        In addition, as a result of business acquisitions, including the GetSmarter acquisition, current and prospective employees of 2U and any acquired company may experience uncertainty about their future roles following the acquisition. If our employees or the employees of any acquired company depart because of issues relating to uncertainty or perceived difficulties of integration, our ability to realize the anticipated benefits of an acquisition could be adversely impacted.

Our international operations expose us to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

        After the GetSmarter acquisition, we conduct a more substantial portion of our business outside the U.S. and we accordingly make certain business and resource decisions considering assumptions about foreign currency. As a result, we face exposure to adverse movements in foreign currency exchange rates, in particular with respect to the volatility of the South African rand, or ZAR. While our reporting currency is in U.S. dollars, a portion of our consolidated revenues and expenses are denominated in ZAR, certain of our assets are denominated in ZAR and we have a significant employee base in South Africa. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Our exposure to adverse movements in foreign currency exchange rates, including the ZAR, could have a material adverse impact on our financial results and cash flows.

        The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

We have incurred substantial transaction and integration expenses related to the acquisition of GetSmarter and expect to incur additional integration expenses that could negatively impact our financial results and cash flows.

        We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the GetSmarter acquisition and combining the operations of the two companies. For example, we expect to incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the two companies' businesses. Any expected efficiencies to offset these costs may not be achieved in the near term, or at all.

We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.

        We may need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we have borrowings outstanding under our credit facility, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

We maintain offices outside of the United States, have international residents that apply to and enroll in our offerings and plan to expand our international business, which exposes us to risks inherent in international operations.

        We have a branch office in Hong Kong for marketing and student support. In addition, we currently employ approximately 332 people in South Africa and 2 people in the United Kingdom as a result of the acquisition of GetSmarter, which significantly increased our international operations, including the number of international applicants and students in our offerings. One element of our growth strategy is to continue expanding our international operations and to establish a worldwide client base. Our current international operations and future initiatives will involve a variety of risks that could constrain our operations and compromise our growth prospects, including:

  •
  the need to localize and adapt online offerings for specific countries, including translation into foreign languages and ensuring that these offerings enable our university clients to comply with local education laws and regulations;

  •
  the burden of complying with a wide variety of laws, including those relating to labor and employment matters, data protection and privacy;

  •
  difficulties in staffing and managing foreign operations, including different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;

  •
  lack of familiarity with and unexpected changes in foreign regulatory requirements;

  •
  challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

  •
  new and different sources of competition, and practices which may favor local competitors;

  •
  weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

  •
  compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

  •
  increased financial accounting and reporting burdens and complexities;

  •
  restrictions on the transfer of funds;

  •
  adverse tax consequences, including the potential for required withholding taxes for our overseas employees;

  •
  terrorist attacks, acts of violence or war and adverse environmental conditions;

  •
  unstable regional and economic political conditions; and

  •
  fluctuations in currency exchange rates or restrictions on foreign currency.

        Our expansion efforts may not be successful. Our experience with attracting university clients and students in the U.S. may not be relevant to our ability to attract clients and students in other markets. If we invest substantial time and resources to expand our international operations and are unable to attract university clients and students successfully and in a timely manner, our business and operating results will be harmed.

Our operations in South Africa expose us to risks that could have an adverse effect on our business.

        We expect to continue adding personnel in South Africa. We may incur costs complying with labor laws, rules and regulations in South Africa, including laws that regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance with administrative and reporting requirements in respect of affirmative action policies. Our reliance on a workforce in South Africa also exposes us to disruptions in the business, political, and economic environment in that region, as well as natural disasters and other environmental conditions. Maintenance of a stable political environment is important to our operations in South Africa, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in South Africa require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States, which could increase our South-African based costs and decrease our operating margins. Our operations in South Africa may also subject us to trade restrictions, exchange control limitations, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We might not be able to utilize a portion of our net operating loss carryforwards, which could adversely affect our profitability.

        As of December 31, 2017, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. During the three-year period ended December 31, 2016, we determined that such an ownership change occurred. Absent a subsequent ownership change, however, all of our historical net operating losses should be available. Therefore, the occurrence of the ownership change during the three-year period ended December 31, 2016 is not expected to limit our ability to carry forward historical net operating losses before expiration. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it would harm our future financial statement results by increasing our future tax obligations. We also have net operating loss carryforwards in South Africa and the United Kingdom, and there is no guarantee that entities in these countries will generate enough taxable income to fully utilize them.

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

We rely on third-party software to provide certain components of our platform, which may be difficult to obtain or which could cause errors or failures of our platform.

        We rely on software licensed from third parties to offer certain components of our technology and services. In addition, we may need to obtain future licenses from third-parties to use intellectual property necessary for the continued use of our technology and services, which might not be available to us on acceptable terms, or at all. Any loss of the right to use a component of our technology or services could result in errors or failures of our platform until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our platform, which could harm our business.

Risks Related to Regulation of Our Business and That of Our University Clients

Our business model relies on university client institutions complying with federal and state laws and regulations.

        Higher education is heavily regulated. All of our university clients in the United States and certain university clients outside of the United States participate in Title IV federal student financial assistance programs under the HEA of 1965, as amended, or HEA, and are subject to extensive regulation by the DOE, as well as various state agencies, licensing boards and accrediting commissions. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the DOE, and be certified by the DOE as an eligible institution. If a university client participating in Title IV was found to be in non-compliance with any of these laws, regulations, standards or policies, the university client could lose some or all access to Title IV program funds, lose the ability to offer certain programs or lose their ability to operate in certain states, any of which could cause our revenue from that university client's program to decline.

        The regulations, standards and policies applicable to our university clients change frequently and are often subject to interpretation. Changes in, or new interpretations of, applicable laws, regulations or standards could compromise our university clients' accreditation, authorization to operate in various states, permissible activities or use of federal funds under Title IV programs. We cannot predict with certainty how the requirements applied by our university clients' regulators will be interpreted, or whether our university clients will be able to comply with these requirements in the future.

Our activities are subject to federal and state laws and regulations and other requirements.

        Although we are not an institution of higher education, we are required to comply with certain education laws and regulations as a result of our role as a service provider to higher education institutions, either directly or indirectly through our contractual arrangements with university clients. Failure to comply with these laws and regulations could result in breach of contract and indemnification claims and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.

Activities of the U.S. Congress could result in adverse legislation or regulatory action.

        The process of re-authorization of the HEA began in 2014 and is ongoing. Congressional hearings began in 2013 and will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters.

        The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at or have an impact upon companies like us that serve higher education. The adoption of any laws or regulations that limit our ability to provide our bundled services to our university clients could compromise our ability to drive revenue through their programs or make our platform less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

        In addition, regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action.

Our business model, which depends on our ability to receive a share of tuition revenue as payment from our university clients, has been validated by a DOE "dear colleague" letter, but such validation is not codified by statute or regulation and may be subject to change.

        Each institution that participates in Title IV programs agrees it will not "provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds." All of our university clients participate in Title IV Programs.

        Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission or enrollment of students, the DOE provided guidance in 2011 permitting tuition revenue-sharing arrangements known as the "bundled services rule." Our current business model relies heavily on the bundled services rule to enter into tuition revenue-sharing agreements with our university clients.

        Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a "dear colleague" letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Although the DCL represents the current policy of the DOE, the bundled services rule could be reviewed, altered or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to how the DCL would be interpreted by a court. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, whether in an action involving our company or our university clients, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our university client contracts and could compromise our ability to generate revenue.

If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our university clients for substantial fines, sanctions or other liabilities.

        Even though the DCL clarifies that tuition revenue-sharing arrangements with our university clients are permissible, we are still subject to other provisions of the incentive compensation rule that prohibit us from offering to our employees who are involved with or responsible for recruiting or admissions activities any bonus or incentive-based compensation based on the successful identification, admission or enrollment of students into any institution. If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our university clients for substantial fines, sanctions or other liabilities, including liabilities related to "whistleblower" claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management's attention and damage our reputation.

If we or our subcontractors or agents violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions and other liabilities.

        We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a university client's program, a university client's financial charges or the employability of a university client's program graduates. A violation of this rule, FTC rules or other federal or state regulations applicable to our marketing activities by an employee, subcontractor or agent performing services for university clients could hurt our reputation, result in the termination of university client contracts, require us to pay fines or other monetary penalties or require us to pay the costs associated with indemnifying a university client from private claims or government investigations.

If our university clients participating in Title IV programs fail to maintain their state authorizations, or we or our university clients participating in Title IV programs violate other state laws and regulations, students in their offerings could be adversely affected and we could lose our ability to operate in that state and provide services to these university clients.

        Our university clients participating in Title IV programs must be authorized in certain states to offer online educational offerings, engage in recruiting and operate externships, internships, clinical training or other forms of field experience, depending on state law. The loss of or failure to obtain state authorization would, among other things, limit the ability of a university client participating in Title IV programs to enroll students in that state, render the university client and its students ineligible to participate in Title IV programs in that state, diminish the attractiveness of the university client's offering and ultimately compromise our ability to generate revenue and become profitable.

        In addition, if we or any of our university clients participating in Title IV programs fail to comply with any state agency's rules, regulations or standards beyond authorizations, the state agency or state attorney general could limit the ability of the university client to offer educational offerings in that state or limit our ability to perform our contractual obligations to our university client in that state.

If our U.S.-based university clients fail to maintain institutional or programmatic accreditation for their offerings, our revenue could be materially affected.

        The loss or suspension of a U.S.-based university client's accreditation or other adverse action by the university client's institutional or programmatic accreditor would render the institution or its offerings ineligible to participate in Title IV programs, could prevent the university client from offering certain educational offerings and, for degree-granting programs, could make it impossible for the graduates of the university client's program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that offering.

Our future growth could be impaired if our university clients fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain states.

        Our U.S.-based university clients are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs or locations, which may be conditioned, delayed or denied in a manner that could impair our strategic plans and future growth. Education regulatory agencies are generally experiencing significant increases in the volume of requests for approvals as a result of new distance learning programs and adjustments to the significant volume of new regulations over the last several years. Regulatory capacity constraints have resulted in delays to various approvals our U.S.-based university clients are requesting, and such delays could in turn delay the timing of our ability to generate revenue from our university clients' programs.

If more state agencies require specialized approval of our university clients' offerings, our operating costs could rise significantly, approval times could lag or we could be prohibited from operating in certain states.

        In addition to state licensing agencies, our U.S.-based university clients may be required to obtain approval from professional licensing boards in certain states to offer specialized programs in specific fields of study. Currently, relatively few states require institutions to obtain professional board approval for their online educational offerings. However, more states could pass laws requiring our U.S.-based university clients' offerings, such as graduate programs in teaching or nursing, to obtain approval from state professional boards. If a significant number of states pass additional laws requiring schools to obtain professional board approval, the cost of obtaining all necessary state approvals could dramatically increase, which could make our platform less attractive to U.S.-based university clients, and these university clients could be barred from operating in some states entirely.

Evolving regulations and legal obligations related to data privacy, data protection and information security and our actual or perceived failure to comply with such obligations, could have an adverse effect on our business.

        The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In providing our platform to university clients and in operating our business, we collect and process regulated personal information from students, faculty, prospective students and employees, such as names, identification numbers and birth dates. Our handling of this personal information is subject to a variety of laws and regulations, which have been adopted by federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Any failure or perceived failure by us to comply with these privacy laws and regulations or any security incident that results in the unauthorized release or transfer of this personal information in our possession, could result in government enforcement actions, litigation, fines and penalties or adverse publicity, all of which could have an adverse effect on our reputation and business.

        Various federal, state and foreign legislative, regulatory or other governmental bodies may enact new or additional laws or regulations, or issue rulings that invalidate prior laws or regulations concerning privacy, data storage and data protection that could materially adversely impact our business. For example, in April 2016, the European Parliament and the Council of the European Union formally adopted a comprehensive general data protection regulation (GDPR), which will take effect in May 2018. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches. We are also subject to evolving EU laws on data transfer, as we may transfer personal data from the European Economic Area to other jurisdictions. There is currently litigation challenging various EU mechanisms for adequate data transfers and it is uncertain whether various mechanisms, such as the "Privacy Shield" or "model contractual clauses" will be invalidated by the European courts. Complying with these and other changing requirements could cause us to incur substantial costs, or require us to change our business practices, any of which could materially adversely affect our business and operating results.

We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

        FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student's education records without the student's consent. Our university clients and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our university clients and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the DOE could require a university client to suspend our access to their student information for at least five years.

In our Short Course Segment, we are subject to risks and compliance rules and regulations related to the third party credit card payment processing platform integrated within our websites or otherwise used by our business.

        Students typically use a credit or debit card to pay application and enrollment fees and to make tuition payments for our short courses. We are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe that we and the payment processing service providers we use are compliant in all material respects with the Payment Card Industry Data Security Standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our systems that are integrated with our payment processing providers. If we or any of the third party payment processors we use fails to be in compliance with applicable credit card rules and regulations, we may be required to migrate to an alternate payment processor which could result in transaction downtime during the migration and/or a loss of students and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Intellectual Property

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may hurt our business.

        Our success depends, in part, upon our ability to avoid infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The technology and software fields generally are characterized by extensive intellectual property litigation and many companies that own, or claim to own, intellectual property have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. In addition, our university client agreements require us to indemnify our university clients against claims that our platform infringe the intellectual property rights of third parties.

        Future litigation may be necessary to defend ourselves or our university clients from intellectual property infringement claims or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and would be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

  •
  hurt our reputation;

  •
  adversely affect our relationships with our current or future university clients;

  •
  cause delays or stoppages in providing our platform;

  •
  divert management's attention and resources;

  •
  require technology changes to our software that could cause us to incur substantial cost;

  •
  subject us to significant liabilities; and

  •
  require us to cease some or all of our activities.

        In addition to liability for monetary damages against us, which may include attorneys' fees, treble damages in the event of a finding of willful infringement, or, in some circumstances, damages against our university clients, we may be prohibited from developing, commercializing or continuing to provide some or all of our bundled technology-enabled platform unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

We may incur liability, or our reputation may be harmed, as a result of the activities of our university clients and students or the content in our online learning environments.

        We may be subject to potential liability for the activities of our university clients or students in connection with the data they post or store in our online learning platform. For example, university personnel or students, or our employees or independent contractors, may post to our online learning platform various articles or other third-party content for use in class discussions or within asynchronous lessons.

        Various U.S. federal statutes may apply to us with respect to these activities. The Copyright Act of 1976 provides recourse to copyright owners who believe that their rights under U.S. copyright law have been infringed on the internet. Those rights can be limited by operation of the Digital Millennium Copyright Act of 1998, or DMCA, such that we may not be liable for infringing content posted by university clients or students, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA.

        Although statutes and case law in the U.S. have generally shielded us from liability for these activities to date, court rulings in pending or future litigation may narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of third party content. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from courses or altering the functionality of our online learning platform, or to pay monetary damages.

        Additionally, university personnel or students, or our employees or independent contractors could use our online learning platform to store or process regulated personal information without our knowledge. In the event that our systems experience a data security incident, or an individual or entity accesses information without, or in excess of, proper authorization, we could be subject to data security incident notification laws, as described elsewhere, which may require prompt remediation and notification to individuals. If we are unaware of the data and information stored on our systems, we may be unable to appropriately comply with all legal obligations, and we may be exposed to governmental enforcement or prosecution actions, private litigation, fines and penalties or adverse publicity and these incidents could harm our reputation and business.

Our failure to protect our intellectual property rights could diminish the value of our platform, weaken our competitive position and reduce our revenue.

        We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks and domain names, as critical to our success. We protect our proprietary information from unauthorized use and disclosure by entering into confidentiality agreements with any party who may come in contact with such information. We also seek to ensure that we own intellectual property created for us by signing agreements with employees, independent contractors, consultants, companies and any other third party who may create intellectual property for us that assign their copyright and patent rights to us. However, these arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

        We pursue the registration of our domain names, trademarks and service marks in the United States and in jurisdictions outside the United States. However, third parties may knowingly or unknowingly infringe on our trademark or service mark rights, third parties may challenge our trademark or service mark rights, and pending or future trademark or service mark applications may not be approved. In addition, effective trademark protection may not be available in every country in which we operate or intend to operate. In any or all cases, we may be required to expend significant time and expense to prevent infringement or enforce our rights.

        Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries may not protect our proprietary rights to as great an extent as do the laws of the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property rights. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our platform. In addition, we may in the future need to initiate litigation such as infringement or administrative proceedings, to protect our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

The use of "open source" software in our platform could negatively affect our ability to offer our platform and subject us to possible litigation.

        A substantial portion of our platform incorporates so-called "open source" software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us to offer our platform that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. Our efforts to monitor the use of open source software in our platform to ensure that no open source software is used in such a way as to require us to disclose our source code when we do not wish to do so, may be unable to prevent such use from occurring. In addition, if a third party software provider has incorporated certain types of open source software into software we license from such third party without our knowledge, we could, under certain circumstances, be required to comply with the foregoing conditions. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from offering the component of our platform that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer certain components of our platform.

        We could also be subject to suits by parties claiming ownership of what we believe to be open source software. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability offer our platform. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

If internet search engines' methodologies are modified, our search engine optimization capability in connection with our student recruiting efforts could be harmed.

        Our search engine optimization capability in connection with our student acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to websites related to our offerings. Our ability to influence the number of visitors directed to these websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. In 2011, Google announced an algorithm change that affected nearly 12% of their U.S. query results. Future changes that may be made by Google or any other search engines could impact our ability to effectively utilize search engine optimization as part of our student acquisition strategies in the long-term. Changes in the methodologies used by search engines to display results could cause the websites related to our offerings to receive less favorable placements, which could reduce the number of prospective students who click to visit these websites from search engines. Any reduction in the number of prospective students directed to our websites could negatively affect our ability to generate prospective students, and ultimately revenue, through our student acquisition activities.

Individuals that appear in content hosted on our online learning platform may claim violation of their rights.

        Faculty and students that appear in video segments hosted on our online learning platform may claim that proper assignments, licenses, consents and releases were not obtained for use of their likenesses, images or other contributed content. Our contracts typically require that our university clients ensure that proper assignments, licenses, consents and releases are obtained for their course material, but we cannot know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy, and the laws governing faculty ownership of course content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by faculty and students could damage our reputation, regardless of whether such claims have merit.

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

        Our quarterly operating results have historically fluctuated due to seasonality and changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

  •
  the timing of our costs incurred in connection with the launch of new graduate programs and the delay in receiving revenue from these new programs, which delay may last for several years;

  •
  seasonal variation driven by the semester schedules for our university clients' graduate programs, which may vary from year to year;

  •
  changes in the student enrollment and retention levels in our university clients' offerings;

  •
  changes in our key metrics or the methods used to calculate our key metrics;

  •
  changes in tuition rates;

  •
  the timing and amount of our marketing and sales expenses;

  •
  costs necessary to improve and maintain our platform;

  •
  fluctuations in foreign currency exchange rates;

  •
  costs related to any acquisition and integration of business and technology;

  •
  our ability to effectively integrate businesses and technologies that we acquire;

  •
  changes in the prospects of the economy generally, which could alter current or prospective university clients' or students' spending priorities, or could increase the time it takes us to launch new offerings.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters are located in Lanham, Maryland, where we occupy approximately 200,000 square feet under a lease that expires in 2028.

        In February 2017, we signed a lease for new office space in Brooklyn, New York, which we began to occupy in December 2017. The lease covers three floors totaling approximately 80,000 square feet and will expire approximately 12 years after the lease commencement date.

        In May 2016, we signed a lease for new office space in Denver, Colorado, which we began to occupy in October 2016. The lease covers two floors totaling approximately 50,000 square feet and will expire approximately eight years after the lease commencement date.

        Including our headquarters and the Brooklyn and Denver leases, we lease an aggregate of approximately 436,000 square feet of space, primarily for our Graduate Program Segment, in Maryland, New York, California, Colorado, North Carolina, Virginia and Hong Kong.

        We lease an aggregate of approximately 42,000 square feet of space, primarily for our Short Course Segment, in South Africa and the United Kingdom.

        We believe that our current facilities are suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3.    Legal Proceedings

        We are not presently involved in any legal proceeding or other contingency that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows. Accordingly, we do not believe that there is a reasonable possibility that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been listed on The Nasdaq Global Select Market since March 28, 2014, under the symbol "TWOU." Prior to our initial public offering, there was no public market for our common stock.

        The following table set forth for the indicated periods the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market.

	2017		2016
	High	Low	High	Low
First Quarter	$40.38	$29.23	$27.50	$14.94
Second Quarter	48.40	39.38	29.87	21.76
Third Quarter	56.12	44.69	38.91	28.78
Fourth Quarter	69.27	55.23	38.49	29.34

        As of February 21, 2018, there were 36 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 28, 2014 (the date of our initial public offering) and December 31, 2017, with the comparative cumulative total return of such amount over the same period on (i) The Nasdaq Composite Index, (ii) the S&P North American Technology Software Index and (iii) the Russell 3000 Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on March 28, 2014 of $13.98 per share as the initial value of our common stock. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.

 Comparison of Cumulative Total Return
Through December 31, 2017
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

Item 6.    Selected Financial Data

        See the information for the years 2013 through 2017 contained in the table titled "Selected Financial Data," which is included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Information on page 55 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Information on page 55 hereof.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our exposure to market risk related to changes in foreign currency exchange rates is deemed moderate as further described below. In addition, we do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described in the succeeding paragraphs.

Interest Rate Risk

        We are subject to interest rate risk in connection with potential borrowings available under our bank line of credit which was procured in December 2013 and amended in January 2017. Borrowings under the revolving line of credit bear interest at variable rates. Increases in LIBOR or our lender's prime rate would increase the amount of interest payable on any borrowings outstanding under this line of credit. On January 21, 2014, we borrowed $5.0 million under this line of credit and repaid this borrowing in full on February 18, 2014. There have been no subsequent borrowings under this line of credit, and therefore, no amounts were outstanding as of December 31, 2017.

Foreign Currency Exchange Risk

        Prior to July 1, 2017, we did not have significant foreign currency exchange risk. Beginning in the third quarter of 2017, with the acquisition of GetSmarter, we now transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses in South Africa and the United Kingdom. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. As a result, we would experience increased revenue and operating expenses in our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses in our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. Translation adjustments are included as a separate component of stockholders' equity.

        For the years ended December 31, 2017 and 2016, our foreign currency translation adjustment was a gain of $5.3 million and zero, respectively. For the years ended December 31, 2017 and 2016, we recognized a foreign currency exchange loss of $0.9 million and zero, respectively, included in our consolidated statements of operations and comprehensive loss. Foreign exchange volatility from the date of acquisition of GetSmarter to December 31, 2017 was 10% and 5% for the South African rand and UK pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented.

        The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Inflation

        We do not believe that inflation currently has had a material effect on our business, financial condition or results of operations, though we continue to monitor costs we incur in higher inflationary economies. Additionally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data

        See our consolidated financial statements at December 31, 2017, and for the periods then ended, together with the report of KPMG LLP thereon and the information contained in Note 16 in said consolidated financial statements titled "Quarterly Financial Information (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Information on page 55 hereof.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

        We acquired Get Educated International Proprietary Limited ("GetSmarter") on July 1, 2017, which represented 1.3% of our total assets and 5.7% of our total revenue as of December 31, 2017. As the GetSmarter acquisition was completed during the second quarter of 2017, the scope of our evaluation of the effectiveness of our internal control over financial reporting does not include GetSmarter.

        Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

        We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders or our 2018 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions "Board of Directors and Committees," "Election of Directors," "Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics for Employees, Executive Officers and Directors."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions "Executive Compensation," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference to the sections of our 2018 Proxy Statement under the captions "Transactions with Related Parties" and "Director Independence."

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is hereby incorporated by reference to the section of our 2018 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   Exhibits

        See the Exhibit Index immediately following the Part IV of this Annual Report on Form 10-K.

(b)   Financial Statements

        See the Index to Consolidated Financial Information on page 55 hereof.

Item 16.    Form 10-K Summary

        None.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Share Sale Agreement, by and among a wholly owned subsidiary of the Registrant, K2017143886 South Africa Proprietary Limited, Get Educated International Proprietary Limited ("Get Educated"), the shareholders of Get Educated, and Samuel Edward Paddock, as the Seller's Representative.	10-Q	001-36376	2.1	May 4, 2017
2.2	Addendum to the Share Sale Agreement, by and among a wholly owned subsidiary of the Registrant, K2017143886 South Africa Proprietary Limited, Get Educated International Proprietary Limited ("Get Educated"), the shareholders of Get Educated, and Samuel Edward Paddock, as the Seller's Representative.	8-K	001-36376	2.2	July 3, 2017
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014
4.1	Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-194079	4.2	March 17, 2014
10.1*	Services Agreement, by and between the Registrant and University of Southern California, on behalf of the USC Rossier School of Education, dated as of October 29, 2008, as amended to date.	S-1	333-194079	10.1	February 21, 2014

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.2*	Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of April 12, 2010, as amended.	S-1	333-194079	10.2	February 21, 2014
10.2.1*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.	S-1/A	333-194079	10.2.1	March 17, 2014
10.2.2*	Amendment to Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of November 5, 2015.	10-K	001-36376	10.2.2	March 10, 2016
10.3	Amended and Restated Investor Rights Agreement, dated as of March 27, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-194079	10.6	February 21, 2014
10.4†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.	S-1	333-194079	10.7	February 21, 2014
10.5†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.8	February 21, 2014
10.6†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.9	February 21, 2014
10.7†	2014 Equity Incentive Plan.	S-1	333-194079	10.11	February 21, 2014
10.8†	Form of Stock Option Agreement under 2014 Equity Incentive Plan.	S-1	333-194079	10.12	February 21, 2014
10.9†	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan.	S-1	333-194079	10.13	February 21, 2014

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.10†	Summary of Non-Employee Director Compensation.	10-Q	001-36376	10.1	May 12, 2014
10.11†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.	S-1/A	333-194079	10.14	March 17, 2014
10.12†	Form of Indemnification Agreement with directors and executive officers.	S-1	333-194079	10.15	February 21, 2014
10.14*	Amended and Restated Revolving Credit Agreement, by and among the Registrant, Comerica Bank as Administrative Agent and as a Lender, Issuing Lender and Swing Line Lender and Square 1 Bank as a Lender, dated as of December 31, 2013.	S-1	333-194079	10.4	February 21, 2014
10.16	Office Lease, by and between Lanham Office 2015 LLC and 2U Harkins Road LLC, dated as of December 23, 2015.	10-K	001-36376	10.16	February 24, 2017
10.17	Agreement of Lease, by and between 55 Prospect Owner LLC and 2U NYC, LLC, dated as of February 13, 2017.	10-K	001-36376	10.17	February 24, 2017
10.18	Office Lease, by and between SRI Ten DCC LCC and 2U, Inc., dated May 11, 2016.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*
Portions of this exhibit, indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

†
Indicates management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

2U, Inc. February 27, 2018
By:	/s/ CHRISTOPHER J. PAUCEK
	Name:	Christopher J. Paucek
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher J. Paucek, Catherine A. Graham and Matthew J. Norden, or each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. PAUCEK Christopher J. Paucek	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
/s/ CATHERINE A. GRAHAM Catherine A. Graham	Chief Financial Officer (Principal Financial Officer)	February 27, 2018
/s/ ANDREA PAPACONSTANTOPOULOS Andrea Papaconstantopoulos	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
/s/ PAUL A. MAEDER Paul A. Maeder	Director and Chairman of the Board	February 27, 2018
/s/ MARK J. CHERNIS Mark J. Chernis	Director	February 27, 2018

Signature	Title	Date

/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 27, 2018
/s/ JOHN M. LARSON John M. Larson	Director	February 27, 2018
/s/ CORETHA M. RUSHING Coretha M. Rushing	Director	February 27, 2018
/s/ ROBERT M. STAVIS Robert M. Stavis	Director	February 27, 2018
/s/ SALLIE L. KRAWCHECK Sallie L. Krawcheck	Director	February 27, 2018
/s/ EARL LEWIS Earl Lewis	Director	February 27, 2018
/s/ EDWARD S. MACIAS Edward S. Macias	Director	February 27, 2018
/s/ VALERIE J. JARRETT Valerie J. Jarrett	Director	February 27, 2018

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

Overview

        We are a leading education technology company that well-recognized nonprofit colleges and universities trust to bring them into the digital age. Our comprehensive platform of tightly integrated technology and services provides the digital infrastructure universities need to attract, enroll, educate and support students at scale. With our platform, students can pursue their education anytime, anywhere, without quitting their jobs or moving; and university clients can improve educational outcomes, skills attainment and career prospects for a greater number of students.

        As a result of our July 2017 acquisition of GetSmarter we have two reportable segments: the Graduate Program Segment and the Short Course Segment.

  •
  Our Graduate Program Segment provides services to well-recognized nonprofit colleges and universities primarily in the United States to enable the online delivery of graduate programs. We target students seeking a full graduate degree of the same quality they would receive on-campus.

  •
  Our Short Course Segment provides premium online short courses to working professionals in more than 150 countries. We target working professionals seeking career advancement through skills attainment.

        Our core strategy is to launch graduate programs and short courses with new and existing university clients and to increase student enrollments across our portfolio of offerings. We are also committed to continuously improving our platform to deliver high-quality university and student experiences and outcomes at scale.

Our Business Model and Components of Operating Results

        The key elements of our business model and components of our operating results are described below.

Revenue

Graduate Program Segment

        Our Graduate Program Segment derives revenue primarily from a contractually specified percentage of the amounts our university clients receive from their students in the 2U-enabled graduate program for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our university client contracts. Most of our contracts with university clients within this segment have 10 to 15 year initial terms.

Short Course Segment

        Our Short Course Segment derives revenue directly from students for the tuition and fees paid to enroll in and progress through our short courses. A contractually specified percentage of the gross proceeds from students is shared with the university clients, in the form of a royalty recognized within our consolidated statements of operations and comprehensive loss as curriculum and teaching costs. Our university client contracts within this segment are typically shorter and less restrictive than our contracts within our Graduate Program Segment.

        The primary driver of our revenue growth across our segments is the increase in the number of student enrollments in our graduate programs and short courses. This in turn is influenced primarily by three factors:

  •
  our ability to increase the number of graduate programs and short courses offered, either by adding new university clients or by adding graduate programs and short courses with current university clients;

  •
  our ability to acquire prospective students for graduate programs and short courses; and

  •
  our ability to retain the students who enroll in graduate programs and short courses.

        In the near term, we expect the significant drivers of our consolidated financial results to continue to be our university client relationships with the University of Southern California, Simmons College and the University of North Carolina, within our Graduate Program Segment. For the years ended December 31, 2017, 2016 and 2015, 27%, 34% and 43%, respectively, of our consolidated revenue was derived from our graduate programs with USC, including our two longest running programs, which were launched in 2009 and 2010. Our programs with Simmons College accounted for 17%, 18% and 16% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Our programs with the University of North Carolina accounted for 10%, 11% and 12% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

        For the year ended December 31, 2017, revenue associated with our three largest university clients in our Short Course Segment accounted for approximately 82% of the segment's revenue, which was less than 10% of our consolidated revenue on a combined basis.

Marketing and Sales Costs

        Our most significant cost in each fiscal period relates primarily to student acquisition activities across each of our segments. This includes the cost of online advertising and student generation, as well as cash and non-cash compensation and benefit costs (including stock-based compensation) for our graduate program and short course marketing, search engine optimization, marketing analytics and admissions application counseling personnel.

        We have primary responsibility for identifying qualified students for our graduate programs and short courses, generating potential student interest and driving applications to the educational offerings. The number of students who enroll in our graduate programs and short courses in any given period is significantly dependent on the amount we have spent on these student acquisition activities in prior periods.

Graduate Program Segment

        We typically identify prospective students for our graduate programs between three months and two or more years before they ultimately enroll. For the students currently enrolled in our graduate programs and those who have graduated, the average time from our initial contact with that student to enrollment was approximately seven months. For the students who have graduated from these graduate programs, the average time from initial enrollment to graduation was 26 months. Based on the student retention rates and patterns we have observed in our graduate programs, we estimate that, for our current graduate programs, the average time from a graduate program student's initial enrollment to graduation will be approximately two years.

        Although most of our university clients' graduate programs span multiple academic terms and, therefore, generate continued revenue beyond the term in which initial enrollments occur, we expect that we will need to continue to incur significant marketing and sales expense for existing graduate programs going forward to generate a continuous pipeline of new enrollments. For new graduate programs, we begin incurring marketing and sales costs as early as nine months prior to the classes beginning.

        Accordingly, our marketing and sales expense in any period is an investment we make to generate revenue in future periods. Likewise, revenue generated in any period is largely attributable to the investment made in student acquisition activities in earlier periods. Because marketing and sales expense in any period is almost entirely unrelated to revenue generated in that period, we do not believe it is meaningful to directly compare the two. We believe that the total revenue we will receive over time related to students who enroll in our graduate programs as a result of current period marketing and sales expense, will be significantly greater as a multiple of that current period expense than is implied by the multiple of current period revenue to current period marketing and sales expense as expressed in our financial statements. Further, we believe that our marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs increases.

        We continually manage our marketing and sales expense to ensure that across our portfolio of offerings, our cost to acquire students for these offerings is appropriate for our business model. We use a ratio of attrition adjusted lifetime revenue of a student, or LTR, to the total cost to acquire that student, or TCA, as the measure of our marketing efficiency and to determine how much we are willing to spend to acquire an additional student for any offering. The calculations included in this ratio include certain assumptions. For any period, we know what we spent on program sales and marketing and therefore, can accurately calculate the ratio's denominator. However, given the time lag between when we incur our marketing and sales expense and when we receive revenue related to students enrolled based on that expense, we have to incorporate forecasts of student enrollments and retention into our calculation of the ratio's numerator, which is our estimate of future revenue related to that period's expense. We use the significant amount of data we have on the effectiveness of various marketing channels, student attrition and other factors to inform our forecasts and are continually testing the assumptions underlying these forecasts against actual results to give us confidence that our forecasts are reasonable. The LTR to TCA ratio may vary across offerings depending on the nature of the offering, where that offering is in its lifecycle and whether we enable the same or similar offerings at other universities.

Short Course Segment

        We typically begin incurring marketing and sales costs approximately three months prior to each short course presentation, and our short courses run between six and 16 weeks. As our short courses often have a course length that straddles two fiscal quarters based on the timing of the course start, the marketing and sales expense in any period is a combination of investments we make to generate revenue in the current and subsequent periods. Likewise, revenue generated in any period is attributable to investments made in student acquisition activities in the prior and current periods.

        As the majority of our short course student enrollments are attributable to discrete marketing efforts for each short course presentation, we expect that we will need to continue to incur significant marketing and sales expense for each new and recurring short course presentation going forward to generate a continuous pipeline of new enrollments.

Other Operating Costs

        Our other operating costs consist of the following:

        Curriculum and teaching.    Curriculum and teaching costs are associated with our Short Course Segment and primarily relate to royalties due to our university clients based on the revenue associated with short course offerings. It also includes costs to compensate short course tutors.

        Servicing and support.    Servicing and support costs consist primarily of cash and non-cash compensation and benefit costs (including stock-based compensation). It also includes software licensing, telecommunications, technical support and other costs related to providing access to and support for our platform for our university clients and students. In addition, servicing and support includes costs to facilitate in-program field placements, student immersions and other student enrichment experiences, as well as costs to assist our university clients with their state compliance requirements.

        Technology and content development.    Technology and content development costs consist primarily of cash and non-cash compensation and benefit costs (including stock-based compensation) and outsourced services costs related to the ongoing improvement and maintenance of our platform, and the developed content for our graduate programs and short courses. It also includes the associated amortization expense related to capitalized technology and content development, as well as hosting and other costs associated with maintaining our platform in a cloud environment. Additionally, it includes the costs to support our internal infrastructure, including our cloud-based server usage.

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

        Non-cash stock-based compensation expense is a component of compensation cost within each of the five cost categories described above. Under our current framework for granting equity awards under our 2014 Equity Incentive Plan, the majority of our equity awards are made on or around April 1 of each year and typically have four-year vesting periods.

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

Period-to-Period Fluctuations

        Our revenue, cash position, accounts receivable, deferred revenue, and sales and marketing expense can fluctuate significantly from quarter to quarter due to variations driven by the academic schedules of our graduate programs and short courses.

        Our graduate programs generally start classes for new and returning students an average of four times per year and our short courses have multiple course starts per year. Graduate program courses and short course presentations are not necessarily evenly spaced throughout the year, do not necessarily correspond to the traditional academic calendar and may vary from year to year. As a result, the number of courses our graduate programs and short courses have in session, and therefore the number of students enrolled, will vary from quarter to quarter, leading to variability in our revenue.

        Our graduate programs and short courses often have academic terms that straddle two fiscal quarters. Our graduate program university clients generally pay us when they have billed tuition and specified fees to their students, which is typically early in the academic term, and once the drop/add period has passed. We recognize the related revenue ratably over the course of the academic term, beginning on the first day of classes through the last. Our short course students typically pay either in full upon registration of the short course or in full before the end of the short course based on a payment plan. Because we generally receive payments from our graduate program university clients and short course students prior to our ability to recognize the majority of those amounts as revenue, we record deferred revenue at each balance sheet date equal to the excess of the amounts we have billed or received from our graduate program university clients and short course students over the amounts we have recognized as revenue as of that date. For these reasons, our cash flows typically vary considerably from quarter to quarter and our cash position, accounts receivable and deferred revenue typically fluctuate between quarterly balance sheet dates.

        Our expense levels across both segments also fluctuate from quarter to quarter, driven primarily by our marketing and sales activity. We typically reduce our paid search and other marketing and sales efforts during late November and December because these efforts are less productive during the holiday season. This generally results in lower total marketing and sales expense during the fourth quarter. In addition, because we begin spending on marketing and sales, and, to a lesser extent, services and support as much as nine months prior to the start of classes for a new graduate program and as much as three months prior to the start of a new short course, these costs as a percentage of revenue fluctuate, sometimes significantly, depending on the timing of new graduate programs and short courses launches.

Results of Operations

Full-Year 2017 Highlights

  •
  Revenue was $286.8 million, an increase of 39.3% from $205.9 million for the year ended December 31, 2016.

  •
  Net loss was $(29.4) million, or $(0.60) per share, compared to $(20.7) million, or $(0.44) per share for the year ended December 31, 2016.

  •
  Adjusted EBITDA was $11.4 million, compared to $4.5 million for the year ended December 31, 2016.

  •
  Our Graduate Program Segment launched ten new graduate programs.

  •
  We acquired GetSmarter in July 2017 for a net cash purchase price of $98.7 million and an earn-out payment of up to $20.0 million in cash, subject to the achievement of certain financial milestones.

  •
  We completed a public offering of common stock in September 2017 in which we sold 4,047,500 shares and received net proceeds of $189.5 million.

Revenue

        Revenue for the year ended December 31, 2017 was $286.8 million, an increase of 39.3%, from $205.9 million for the same period of 2016. Graduate Program Segment revenue was $270.5 million for the year ended December 31, 2017, an increase of 31.4%, from $205.9 million for the same period of 2016, primarily due to a 27.9% increase in full course equivalent enrollments. We also reported incremental revenue of $16.3 million for the year ended December 31, 2017 related to our Short Course Segment, which was created as a result of our acquisition of GetSmarter in July of 2017.

        Revenue for the year ended December 31, 2016 was $205.9 million, an increase of 37.1%, from $150.2 million for the same period of 2015, primarily due to a 35.6% increase in full course equivalent enrollments.

Costs

Curriculum and Teaching

        Curriculum and teaching costs for the year ended December 31, 2017 were $6.6 million, and we did not incur any such costs in 2016 or 2015.

Servicing and Support

        Servicing and support costs for the year ended December 31, 2017 were $50.8 million, an increase of 23.9%, from $41.0 million for the same period of 2016. This was primarily due to a 18.4% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 21% in this area to serve a growing number of students and faculty in new and existing graduate programs. Additionally, 3.4% of the increase related to rent, other facilities costs and travel costs within our Graduate Program Segment. The increase also included 1.8% of additional servicing and support costs associated with our Short Course Segment. The remainder of the increase related to other net costs to service and support our Graduate Program Segment.

        Servicing and support costs for the year ended December 31, 2016 were $41.0 million, an increase of 27.9%, from $32.0 million for the same period of 2015. This was primarily due to a 19.9% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 26% in this area to serve a growing number of students and faculty in new and existing graduate programs. Additionally, 3.4% of the increase related to rent, other facilities costs and travel costs within our Graduate Program Segment. The remainder of the increase related to other net costs to service and support our Graduate Program Segment.

Technology and Content Development

        Technology and content development costs for the year ended December 31, 2017 were $45.9 million, an increase of 38.0%, from $33.3 million for the same period of 2016. This was due in part to a 12.4% increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development) within our Graduate Program Segment, as we increased our headcount by 30% in this area to support the scaling of existing and launch of new graduate programs. Additionally, 15.4% of the increase related to higher amortization expense associated with capitalized technology and content development, as well as higher hosting and licensing costs, within our Graduate Program Segment due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment. The increase also included 8.3% of additional technology and content development costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support and maintain our internal software applications in our Graduate Program Segment.

        Technology and content development costs for the year ended December 31, 2016 were $33.3 million, an increase of 22.3%, from $27.2 million for the same period of 2015. This was due in part to a 5.8% increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development) within our Graduate Program Segment, as we increased our headcount by 31% in this area to support the scaling of existing programs and launch of new graduate programs. Additionally, 13.9% of the increase related to higher amortization expense associated with capitalized technology and content development, as well as higher hosting and licensing costs within our Graduate Program Segment due to the larger number of courses that have been developed for our university client programs and the continued maintenance of our platform in a cloud environment.

Marketing and Sales

        Marketing and sales costs for the year ended December 31, 2017 were $150.9 million, an increase of 41.6%, from $106.6 million for the same period of 2016. This was primarily due to an 18.4% increase in direct internet marketing costs to acquire students for our Graduate Program Segment. Additionally, 9.5% of the increase related to cash and non-cash compensation and benefit costs, as we increased our headcount by 26% in this area within our Graduate Program Segment to acquire students for, and drive revenue growth in, existing and new graduate programs. The increase also included 8.4% of additional marketing and sales costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support growth within our Graduate Program Segment.

        Marketing and sales costs for the year ended December 31, 2016 were $106.6 million, an increase of 28.6%, from $82.9 million for the same period of 2015. This was primarily due to a 15.7% increase in direct internet marketing costs to acquire students for our Graduate Program Segment. Additionally, 10.0% of the increase related to cash and non-cash compensation and benefit costs, as we increased our headcount by 21% within our Graduate Program Segment to acquire students for, and drive revenue growth in, existing and new graduate programs. The remainder of the increase related to other net costs to support growth within our Graduate Program Segment.

General and Administrative

        General and administrative costs for the year ended December 31, 2017 were $62.7 million, an increase of 36.2%, from $46.0 million for the same period of 2016. This was primarily due to a 16.3% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 18% in this area to support our growing business. Additionally, a 4.4% increase related to higher consulting and other professional services within our Graduate Program Segment primarily driven by additional recurring and nonrecurring costs associated with the acquisition of GetSmarter and partially offset by reductions in year-over-year costs after the integration of our enterprise resource planning system which was completed in the second quarter of 2017, and a 2.6% increase related to rent, other facilities costs and travel costs within our Graduate Program Segment. The increase also included 7.1% of additional general and administrative costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support growth within our Graduate Program Segment.

        General and administrative costs for the year ended December 31, 2016 were $46.0 million, an increase of 34.9%, from $34.1 million for the same period of 2015. This was primarily due to a 23.0% increase in cash and non-cash compensation and benefit costs within our Graduate Program Segment, as we increased our headcount by 35% in this area to support our growing business. Additionally, 11.2% of the increase related to higher consulting and other professional services, primarily related to non-recurring costs associated with the integration of our enterprise resource planning system. The remainder of the increase related to other net cost increases to support growth within our Graduate Program Segment.

Net Interest Income (Expense)

        Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit. Net interest income (expense) reflects the aggregation of interest income and interest expense. For the year ended December 31, 2017, we earned net interest income of $284,000, a decrease of

18.4%, from $348,000 for the same period of 2016. Our net interest income for the year ended December 31, 2016 represented an increase of 190.3%, from net interest expense of $385,000 for the same period of 2015.

Other Non-Operating Income (Expense), Net

        Other non-operating income (expense), net primarily consists of foreign currency gains and losses. For the year ended December 31, 2017, we incurred other non-operating expense, net, of $866,000 primarily due to foreign currency rate fluctuations associated with the acquisition and operations of our Short Course Segment, compared to no activity in the same period of 2016. Our other non-operating expense, net for the year ended December 31, 2015 included a $250,000 write-down on an investment that did not recur in 2016.

Income Tax Benefit

        Income tax benefit consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. For the year ended December 31, 2017, we recognized a tax benefit of $1.3 million. The tax benefit primarily relates to the GetSmarter acquisition and losses generated from the acquired operations. We expect to continue to recognize a tax benefit in the future for the Short Course Segment to the extent that the segment continues to generate taxable losses and deferred tax liabilities that are in excess of deferred tax assets. We incurred immaterial state and foreign income tax liabilities for the years ended December 31, 2016 and 2015.

        On December 22, 2017, the Tax Act and Jobs Act of 2017 (the "Tax Act") was enacted into law and the new legislation contains certain key tax provisions that affected us. The Tax Act affects us by (i) reducing the U.S. tax rate to 21% effective January 1, 2018, (ii) impacting the values of our deferred assets and liabilities, (iii) changing our ability to utilize future net operating losses and (iv) requiring a one-time tax on any of our unrepatriated foreign earnings and profits ("E&P") in 2017.

        Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are included as components of the income tax provision related to continuing operations within the same period. Therefore, the following changes in the tax laws have been accounted for in 2017. Our deferred tax assets and liabilities and offsetting valuation allowance have been remeasured at the new enacted tax rate as of December 31, 2017. The amount of U.S. net operating losses that we have available and our ability to utilize them to reduce future taxable income is not impacted by the Tax Act. However, the Tax Act may impact the amount and ability to utilize net operating losses generated by us in the future. Additionally, we believe that any undistributed amounts of foreign earnings and profits potentially included in taxable income would be offset by net operating losses; therefore, no transition tax is due from us in 2017.

Consolidated Statements of Operations as a Percentage of Revenue

        The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Costs and expenses
Curriculum and teaching	2.3	—	—
Servicing and support	17.7	19.9	21.4
Technology and content development	16.0	16.2	18.1
Marketing and sales	52.6	51.8	55.2
General and administrative	21.9	22.4	22.7

Total costs and expenses	110.5	110.3	117.4

Loss from operations	(10.5)	(10.3)	(17.4)
Other income (expense):
Interest income	0.1	0.2	0.1
Interest expense	0.0	0.0	(0.4)
Other income (expense), net	(0.3)	0.0	(0.1)

Total other income (expense)	(0.2)	0.2	(0.4)

Loss before income taxes	(10.7)	(10.1)	(17.8)
Income tax benefit	0.4	—	—

Net loss	(10.3)%	(10.1)%	(17.8)%

Key Business and Financial Performance Metrics

        We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below and revenue and the components of loss from operations in the section above entitled "—Our Business Model and Components of Operating Results", we utilize full course equivalent enrollments as a key metric to evaluate the success of our growth strategy.

Full Course Equivalent Enrollments in Our University Clients' Offerings

        We measure full course equivalent enrollments for each of the courses offered during a particular period by taking the number of students enrolled in that course and multiplying it by the percentage of the course completed during that period. We use this metric to account for the fact that many courses we enable straddle two or more fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 full course equivalent enrollments for that period. Any individual student may be enrolled in more than one course during a period.

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

	Year Ended December 31,
	2017	2016	2015
Graduate program full course equivalent enrollments	98,904	77,344	57,019
Graduate program average revenue per full course equivalent enrollment	$2,734	$2,662	$2,634

        Of the increase in full course equivalent enrollments for the years ended December 31, 2017 and 2016, 959 or 4.4% and 476 or 2.3%, respectively, were attributable to graduate programs launched during the preceding 12 months.

        The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Short Course Segment for the periods presented.

	Year Ended December 31,
	2017*	2016	2015
Short courses full course equivalent enrollments	10,830	—	—
Short courses average revenue per full course equivalent enrollment**	$1,507	$—	$—

*
We acquired GetSmarter on July 1, 2017 and their results of operations are included in our financial results from the date of acquisition. As such, the full course equivalent enrollment measures of our short courses are measured only for the six months ended December 31, 2017.

**
The calculation of short course average revenue per full course equivalent enrollment includes $0.7 million of revenue that was excluded from the results of operations in the third quarter of 2017, due to an adjustment recorded as part of the valuation of GetSmarter.

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

  •
  adjusted EBITDA does not reflect acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations;

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

        Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(29,423)	$(20,684)	$(26,733)
Adjustments:
Interest income	(371)	(383)	(167)
Interest expense	87	35	552
Foreign currency loss	866	—	—
Depreciation and amortization expense	19,624	9,750	7,220
Income tax benefit	(1,297)	—	—
Stock-based compensation expense	21,930	15,823	12,499

Total adjustments	40,839	25,225	20,104

Adjusted EBITDA (loss)	$11,416	$4,541	$(6,629)

Financial Condition: Capital Resources and Liquidity

Acquisitions

        During 2017, we acquired all of the outstanding equity interest in GetSmarter for a net purchase price of $98.7 million in cash and an earn-out payment of up to $20.0 million in cash, subject to the achievement of certain financial milestones. The acquired assets and liabilities of GetSmarter have been recorded at their estimated fair values at the date of acquisition.

Capital Expenditures

        During the year ended December 31, 2017, we had capital asset additions of $62.3 million, which were comprised of $29.6 million of leasehold improvements, $23.9 million in capitalized technology and content development and $8.9 million of other property and equipment. The $62.3 million increase consisted of $51.1 million in cash capital expenditures and $11.2 million of non-cash capital expenditures, primarily related to landlord funded leasehold improvements. In 2018, we expect new capital asset additions of approximately $55 to $59 million, of which approximately $2 to $3 million will be funded by landlord leasehold improvement allowances.

Sources of Liquidity

Public Offerings of Common Stock

        On September 11, 2017, we sold 4,047,500 shares of our common stock to the public, including 547,500 shares sold pursuant to the underwriters' over-allotment option, resulting in net proceeds of $189.5 million, which we intend to use for general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses.

        On September 30, 2015, we sold 3,625,000 shares of our common stock to the public, including 525,000 shares sold pursuant to the underwriters' over-allotment option, resulting in net proceeds of $117.1 million, which was used for general corporate purposes, including expenditures for marketing, sales, technology and content development in connection with new program launches and growing existing programs.

Lines of Credit

        We currently have a $25.0 million revolving line of credit with Comerica Bank, or Comerica, which had no amounts outstanding as of December 31, 2017 and 2016. During 2017, we amended our line of credit agreement multiple times to extend the maturity date as well as to receive Comerica's consent to our acquisition of GetSmarter and our formation of certain subsidiaries in connection therewith. The most recent amendment was completed in the first quarter of 2018, to extend the maturity date of the credit agreement through March 31, 2018.

        Under this revolving line of credit, we have the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica's prime rate, the federal funds rate plus 1% or the 30-day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, we may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, we may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if we repay such borrowed amounts before the end of the interest period.

        Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our graduate programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of December 31, 2017 and 2016, our adjusted quick ratios were 5.44 and 5.43, respectively.

        The covenants under the line of credit also place limitations on our ability to incur additional indebtedness or to prepay permitted indebtedness, grant liens on or security interests in our assets, carry out mergers and acquisitions, dispose of assets, declare, make or pay dividends, make capital expenditures in excess of specified amounts, make investments, loans or advances, enter into transactions with our affiliates, amend or modify the terms of our material contracts, or change our fiscal year. If we are not in compliance with the covenants under the line of credit, after any opportunity to cure such non-compliance, or we otherwise experience an event of default under the line of credit. We are currently in compliance with all such covenants.

        Certain of our operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2017, we have entered into standby letters of credit totaling $11.5 million, as security deposits for the applicable leased facilities. Additionally, in June 2017, we entered into standby letters of credit totaling $3.5 million in connection with two government grants. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $10.0 million.

        Our Short Course Segment had $1.9 million of revolving debt facilities that matured on December 31, 2017. These facilities were subsequently extended with a borrowing base of $1.3 million and will mature on March 31, 2018. As of December 31, 2017, no amounts were outstanding under these facilities and the interest rate was 10.25%.

Government Grants

        In June 2017, we entered into two conditional loan agreements with Prince George's County, Maryland and the State of Maryland, respectively, for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters.

Working Capital

        Our cash at December 31, 2017 was held for working capital purposes. Our working capital as of December 31, 2017 and 2016 was $190.1 million and $143.6 million, respectively. We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$8,106	$5,210	$(9,267)
Investing activities	(149,374)	(24,518)	(15,945)
Financing activities	196,752	4,309	122,012
Effects of exchange rate changes on cash	(844)	—	—

Net changes in cash and cash equivalents	$54,640	$(14,999)	$96,800

Operating Activities

        Cash provided by operating activities for the year ended December 31, 2017 was $8.1 million, an increase of 55.6% from net cash provided by operating activities of $5.2 million for the same period of 2016. This was primarily due to increases of $3.2 million and $15.5 million in net loss and up-front and marketing rights payments to universities, respectively, which were partially offset by decreases of $11.6 million and $8.3 million in non-cash expenses and changes in working capital, respectively. In addition, there was an increase of $1.7 million in operating activities associated with the GetSmarter acquisition.

        Cash provided by operating activities for the year ended December 31, 2016 was $5.2 million, an increase of 156.2% from net cash used in operating activities of $9.3 million for the same period of 2015. This was primarily related to increases of $5.9 million and $5.3 million in up-front and marketing rights payments to universities and changes in working capital and non-cash expenses, respectively, which were partially offset by a decrease of $6.0 million in net loss.

Investing Activities

        Cash used in investing activities for the year ended December 31, 2017 was $149.4 million, an increase of $124.9 million from $24.5 million for the same period of 2016. This was primarily due to $97.1 million in net cash paid to acquire GetSmarter, a $19.7 million increase due to purchases of property and equipment for our new office locations and a $7.1 million increase in additions to amortizable intangible assets to support a greater number of launched graduate programs and short courses.

        Cash used in investing activities for the year ended December 31, 2016 was $24.5 million, an increase of 53.8% from $15.9 million for the same period of 2015. This was primarily due to a $6.4 million increase due to purchases of property and equipment related to leasehold improvement expenditures for our new office operating leases and a $4.4 million increase in costs related to internal-use software and content developed to support a greater number of launched graduate programs.

Financing Activities

        Cash provided by financing activities for the year ended December 31, 2017 was $196.8 million, an increase of $192.4 million from $4.3 million for the same period of 2016. This was primarily due to $189.5 million in proceeds received from our public offering of common stock and $2.0 million in net proceeds from borrowings.

        Cash provided by financing activities for the year ended December 31, 2016 was $4.3 million, a decrease of $117.7 million from $122.0 million for the same period of 2015. This was primarily due to $117.1 million in net proceeds from our public offering of common stock in 2015.

Contractual Obligations and Commitments

        The following table summarizes our obligations under deferred government grant obligations, non-cancelable operating leases, commitments to certain of our university clients in exchange for contract extensions and various marketing and other rights and purchase obligations at December 31, 2017. Future events could cause actual payments to differ from these amounts.

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Deferred government grant obligations	$—	$—	$—	$3,500	$3,500
Operating lease obligations	9,308	23,411	27,404	82,187	142,310
Future minimum payments to university clients	5,975	1,500	1,250	4,400	13,125
Purchase obligations	5,137	10,114	376	—	15,627

Total	$20,420	$35,025	$29,030	$90,087	$174,562

        Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheets as accounts payable and accrued liabilities.

        We have entered into a specific program agreement under which we would be obligated to make future minimum program payments to a university client in the event that certain program metrics, partially associated with a program not yet launched, are not achieved. Due to the dependency of this calculation on a future program launch, the amount of any associated contingent payments cannot be reasonably estimated at this time. As we cannot reasonably estimate the amount of the contingent payments, we have excluded such payments from the table above.

        See Note 6 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 and "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for additional information regarding contingencies.

Other

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

        We recognize revenue when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) rendering of services is complete, (iii) fees are fixed or determinable and (iv) collection of fees is reasonably assured. Revenue for both of our segments is recognized ratably over the service period, which we define as the first through the last day of the graduate program course or short course. We establish a refund allowance, if necessary, for our share of tuition and fees ultimately uncollected either by our university clients within the Graduate Program Segment or by us within the Short Course Segment. Payments to university clients that are not for distinct goods or services are recognized as a reduction of revenue over the contractual term or the period to which they relate.

        The Graduate Program Segment derives revenue primarily from a contractually specified percentage of the amounts our university clients receive from their students in the 2U-enabled graduate program for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our university client contracts. Most of our contracts with university clients within this segment have 10 to 15 year initial terms.

        The Short Course Segment derives revenue directly from students for the tuition and fees paid to enroll in and progress through our short courses. A contractually specified percentage of the gross proceeds from students is shared with the university clients, in the form of a royalty recognized within our consolidated statements of operations and comprehensive loss as curriculum and teaching costs, for providing the content and certifying the course. Our university client contracts within this segment are typically shorter and less restrictive than our contracts within our Graduate Program Segment.

        We generally receive payments for revenue from our graduate program university clients early in each academic term and from our short course students, either in full upon registration of the course or in full before the end of the course based on a payment plan, prior to completion of the service period. We record these payments as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time we recognize the revenue. Deferred revenue as of a particular balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue in the consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets.

        We generate substantially all of our revenue from multiple-deliverable contractual arrangements, and provide a combination of access to our platform that supports the complete lifecycle of a graduate program or short course, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities and facilitating in-program field placements, when required. We have determined that no individual deliverable has standalone value upon delivery and, therefore, the multiple deliverables within our arrangements do not qualify for treatment as separate units of accounting. Accordingly, we consider all deliverables to be a single unit of accounting and we recognize revenue from the entire arrangement over the term of the service period.

        Our accounts receivable are stated at net realizable value. We utilize the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. Our estimates are based on historical collection experience and a review of the current status of accounts receivable. We review and revise our estimates periodically and, historically, actual write-offs for uncollectible accounts have not significantly differed from our estimates.

Goodwill

        Goodwill is the excess of purchase price over the fair value of identified net assets of the business acquired. Our goodwill balance was established in connection with our acquisition of GetSmarter in 2017. We will review goodwill at least annually, as of October 1, for possible impairment, beginning in 2018. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We will test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We initially will assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. We will review our goodwill for impairment using the two-step process if we decide to bypass the qualitative assessment or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative assessment. Upon the completion of the two-step process, we may be required to recognize an impairment based on the difference between the carrying value and the fair value of the goodwill recorded.

Internally-Developed Intangible Assets

Capitalized Technology

        We capitalize certain costs related to internal-use software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/

operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our and the university's networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three years.

Capitalized Content Development

        We develop content on a course-by-course basis in conjunction with the faculty for each university client program. The university clients and their faculty generally provide course outlines in the form of the curriculum, any required textbooks, case studies and other reading materials, as well as presentations that are typically used in the on-campus setting. We are then responsible for, and incur all of the expenses related to, the conversion of the materials provided by each university client into a format suitable for delivery through our online learning platform.

        The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the university clients' programs for delivery via our online learning platform. Capitalization ends when content has been fully developed by both us and the university client, at which time amortization of the capitalized content development costs begin. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to launch.

Evaluation of Long-Lived Assets

        We review long-lived assets, which consist of property and equipment, capitalized technology costs, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. In order to assess the recoverability of the capitalized technology and content development costs, the costs are grouped by degree vertical, which is the lowest level of independent cash flows. Our impairment analysis is based upon cumulative results and forecasted performance. The actual results could vary from our forecasts, especially in relation to recently launched programs.

Stock-Based Compensation

        We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock awards. Stock option awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock options granted, and expected volatility is based on the historical volatilities of our common stock. For awards subject to service-based vesting conditions, we recognize compensation expense on a straight-line basis over the requisite service period of the award. Prior to January 1, 2017, we adjusted stock-based compensation expense for estimated forfeitures. Beginning on January 1, 2017, we account for forfeitures (and the impact on stock-based compensation expense) as they occur, as described in the "Recent Accounting Pronouncements" section in Note 2 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K. Stock options subject to service-based vesting generally vest at various times from the date of the grant, with most stock options vesting in tranches, generally over a period of four years. Restricted stock units subject to service-based vesting generally vest 25% on each anniversary of the grant date over four years.

        For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of $21.9 million, $15.8 million and $12.5 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 11 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K.

        As of December 31, 2017, unrecognized stock-based compensation expense related to unvested options totaled $15.6 million and will be recognized over a weighted-average period of approximately 2.4 years.

        As of December 31, 2017, unrecognized stock-based compensation expense related to unvested restricted stock units was $31.5 million and will be recognized over a weighted-average period of approximately 2.1 years.

Income Tax (Expense) Benefit

        Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, the deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. We consider all positive and negative evidence relating to the realization of the deferred tax assets in assessing the need for a valuation allowance. We currently maintain a full valuation allowance against our deferred tax assets in the U.S and certain entities in the foreign jurisdictions.

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

        On December 22, 2017, the Tax Act was enacted into law and the new legislation contains certain key tax provisions that affected us. The Tax Act affects us by (i) reducing the U.S. tax rate to 21% effective January 1, 2018, (ii) impacting the values of our deferred assets and liabilities, (iii) changing our ability to utilize future net operating losses and (iv) requiring a one-time tax on any of our unrepatriated foreign earnings and profits ("E&P") in 2017.

        Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are included as components of the income tax provision related to continuing operations within the same period. Therefore, the following changes in the tax laws have been accounted for in 2017. Our deferred tax assets and liabilities and offsetting valuation allowance have been remeasured at the new enacted tax rate as of December 31, 2017. The amount of U.S. net operating losses that we have available and our ability to utilize them to reduce future taxable income is not impacted by the Tax Act. However, the Tax Act may impact the amount and ability to utilize net operating losses generated by us in the future. Additionally, we believe that any undistributed amounts of foreign earnings and profits potentially included in taxable income would be offset by net operating losses; therefore, no transition tax is due from us in 2017.

        We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows entities to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider the E&P and other items to be provisional and expect to complete our analysis within the measurement period in accordance with SAB 118, although we do not expect there to be any adjustment to the income tax benefit (expense) on our consolidated statements of operations and comprehensive loss during the re-measurement period.

Recent Accounting Pronouncements

        Refer to Note 2 in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of FASB's recent accounting pronouncements and their effect on us.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
2U, Inc.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

McLean, Virginia
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
2U, Inc.:

Opinion on Internal Control Over Financial Reporting

        We have audited 2U, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

        The Company acquired Get Educated International Proprietary Limited (GetSmarter) during 2017, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, GetSmarter's internal control over financial reporting associated with 1.3% of total assets and 5.7% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GetSmarter.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
McLean, Virginia February 27, 2018

2U, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$223,370	$168,730
Accounts receivable, net	14,174	7,860
Prepaid expenses and other assets	10,509	8,108

Total current assets	248,053	184,698
Property and equipment, net	49,055	15,596
Goodwill	71,988	—
Amortizable intangible assets, net	90,761	34,131
Prepaid expenses and other assets, non-current	22,205	9,895

Total assets	$482,062	$244,320

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$22,629	$14,724
Accrued compensation and related benefits	19,017	16,491
Deferred revenue	7,024	3,137
Other current liabilities	9,330	6,717

Total current liabilities	58,000	41,069
Non-current lease-related liabilities	22,573	7,620
Deferred government grant obligations	3,500	—
Deferred tax liabilities, net	10,087	—
Other non-current liabilities	70	394

Total liabilities	94,230	49,083

Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 52,505,856 shares issued and outstanding as of December 31, 2017; 47,151,635 shares issued and outstanding as of December 31, 2016	53	47
Additional paid-in capital	588,289	371,455
Accumulated deficit	(205,836)	(176,265)
Accumulated other comprehensive income	5,326	—

Total stockholders' equity	387,832	195,237

Total liabilities and stockholders' equity	$482,062	$244,320

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$286,752	$205,864	$150,194
Costs and expenses
Curriculum and teaching	6,609	—	—
Servicing and support	50,767	40,982	32,047
Technology and content development	45,926	33,283	27,211
Marketing and sales	150,923	106,610	82,911
General and administrative	62,665	46,021	34,123

Total costs and expenses	316,890	226,896	176,292

Loss from operations	(30,138)	(21,032)	(26,098)
Interest income	371	383	167
Interest expense	(87)	(35)	(552)
Other income (expense), net	(866)	—	(250)

Loss before income taxes	(30,720)	(20,684)	(26,733)
Income tax benefit	1,297	—	—

Net loss	$(29,423)	$(20,684)	$(26,733)

Net loss per share, basic and diluted	$(0.60)	$(0.44)	$(0.63)

Weighted-average shares of common stock outstanding, basic and diluted	49,062,611	46,609,751	42,420,356

Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	5,326	—	—

Comprehensive loss	$(24,097)	$(20,684)	$(26,733)

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2014	40,735,069	$41	$216,818	$(128,848)	$—	$88,011
Exercise of stock options	1,141,731	1	5,335	—	—	5,336
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	248,088	—	(436)	—	—	(436)
Issuance of common stock, net of issuance costs	3,625,000	4	117,108	—	—	117,112
Issuance of common stock award	26,567	—	750	—	—	750
Stock-based compensation expense	—	—	11,749	—	—	11,749
Net loss	—	—	—	(26,733)	—	(26,733)

Balance, December 31, 2015	45,776,455	46	351,324	(155,581)	—	195,789

Exercise of stock options	1,011,153	1	4,858	—	—	4,859
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	351,319	—	(382)	—	—	(382)
Issuance of common stock award	12,708	—	(168)	—	—	(168)
Stock-based compensation expense	—	—	15,823	—	—	15,823
Net loss	—	—	—	(20,684)	—	(20,684)

Balance, December 31, 2016	47,151,635	47	371,455	(176,265)	—	195,237

Cumulative-effect of accounting change (Note 2)	—	—	148	(148)	—	—

Balance, December 31, 2016, adjusted	47,151,635	47	371,603	(176,413)	—	195,237
Exercise of stock options	846,821	1	6,614	—	—	6,615
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	459,900	1	(1,310)	—	—	(1,309)
Issuance of common stock, net of issuance costs	4,047,500	4	189,452	—	—	189,456
Stock-based compensation expense	—	—	21,930	—	—	21,930
Net loss	—	—	—	(29,423)	—	(29,423)
Foreign currency translation adjustment	—	—	—	—	5,326	5,326

Balance, December 31, 2017	52,505,856	$53	$588,289	$(205,836)	$5,326	$387,832

See accompanying notes to consolidated financial statements.

2U, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(29,423)	$(20,684)	$(26,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,624	9,750	7,220
Stock-based compensation expense	21,930	15,823	12,499
Charge related to execution of new lease agreement	—	—	884
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(5,634)	(6,885)	(625)
Decrease (increase) in prepaid expenses and other assets	1,549	(1,090)	(4,876)
Increase (decrease) in accounts payable and accrued expenses	3,504	(2,459)	2,366
Increase in accrued compensation and related benefits	2,504	3,086	4,317
Increase in deferred revenue	1,661	528	703
(Increase) decrease in payments to university clients	(13,239)	2,234	(3,664)
Increase (decrease) in other liabilities, net	4,763	4,907	(1,608)
Other	867	—	250

Net cash provided by (used in) operating activities	8,106	5,210	(9,267)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(97,102)	—	—
Purchases of property and equipment	(27,316)	(7,648)	(1,256)
Additions of amortizable intangible assets	(23,823)	(16,728)	(12,358)
Advances made to university clients	(1,950)	—	—
Advances repaid by university clients	817	—	—
Other	—	(142)	(2,331)

Net cash used in investing activities	(149,374)	(24,518)	(15,945)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	189,463	—	117,112
Proceeds from exercise of stock options	6,615	4,859	5,336
Proceeds from debt	3,500	—	—
Payments on debt	(1,517)	—	—
Tax withholding payments associated with settlement of restricted stock units	(1,309)	(378)	(436)
Other	—	(172)	—

Net cash provided by financing activities	196,752	4,309	122,012
Effect of exchange rate changes on cash	(844)	—	—

Net increase (decrease) in cash and cash equivalents	54,640	(14,999)	96,800
Cash and cash equivalents, beginning of period	168,730	183,729	86,929

Cash and cash equivalents, end of period	$223,370	$168,730	$183,729

See accompanying notes to consolidated financial statements.

2U, Inc.

Notes to Consolidated Financial Statements

1. Organization

        2U, Inc. (the "Company") is a leading education technology company that well-recognized nonprofit colleges and universities trust to bring them into the digital age. The Company's comprehensive platform provides the digital infrastructure universities need to attract, enroll, educate and support students at scale, while delivering high-quality outcomes. With the Company's platform, students can pursue their education anytime, anywhere, without quitting their jobs or moving; and university clients can improve educational outcomes, skills attainment and career prospects for a greater number of students.

        On July 1, 2017, the Company completed its acquisition of all of the outstanding equity interests of Get Educated International Proprietary Limited ("GetSmarter"), a leader in collaborating with universities to offer premium online short courses to working professionals. The acquisition will enable the Company to expand its total addressable market by offering short course certificates to students not seeking a full graduate degree and to provide a better product-market fit for international audiences. As a result of the acquisition of GetSmarter, the Company now manages its operations in two operating segments: the Graduate Program Segment and the Short Course Segment. See Note 3 for further information on the GetSmarter acquisition and Note 13 for further information on the Company's segments.

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

Reclassifications

        The Company has reclassified capitalized technology and content development, as well as other amortizable intangible assets, into amortizable intangible assets, net on the consolidated balance sheets and consolidated statements of cash flows. In addition, certain other prior period amounts in the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the current period's presentation. These reclassifications had no impact on total assets, total liabilities, cash flows from operating activities or cash flows from investing activities previously reported for any periods presented.

Use of Estimates

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Business Combinations

        The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity of the net of the amounts assigned to the assets acquired and liabilities assumed is recognized as goodwill. The net assets and results of operations of an acquired entity are included in the Company's consolidated financial statements from the acquisition date.

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

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Advances to University Clients

        The Company is contractually obligated to pay advances to certain of its university clients in order to fund start-up expenses of the program on behalf of the university client. Advances to university clients are stated at realizable value. Advances are repaid to the Company on terms as required in the respective agreements. The Company recognizes imputed interest income on these advance payments when there is a significant amount of imputed interest.

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

Amortizable Intangible Assets

        Acquired Intangible Assets.    The Company capitalizes purchased intangible assets such as software, websites and domains and amortizes them on a straight-line basis over their estimated useful life. Historically, the Company has assessed the useful lives of these acquired intangible assets to be between three and ten years.

        Capitalized Technology.    The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating the Company's and the university's networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three years.

        Capitalized Content Development.    The Company develops content on a course-by-course basis in conjunction with the faculty for each university client program. The university clients and their faculty generally provide course outlines in the form of the curriculum, required textbooks, case studies and other reading materials, as well as presentations that are typically used in the on-campus setting. The Company is then responsible for, and incurs all of the expenses related to, the conversion of the materials provided by each university client into a format suitable for delivery through our online learning platform.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the university clients' programs for delivery via Online Campus. Capitalization ends when content has been fully developed by both the Company and the university client, at which time amortization of the capitalized content development costs begin. The capitalized costs are recorded on a course-by-course basis and included in capitalized content costs on the consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective capitalized content program, which is generally five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to launch.

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

Non-Cash Long-Lived Asset Additions

        During the year ended December 31, 2017, the Company had capital asset additions of $62.3 million in property and equipment and capitalized technology and content development, of which $11.2 million consisted of non-cash capital expenditures, primarily related to landlord funded leasehold improvements.

        During the year ended December 31, 2016, the Company had capital asset additions of $30.8 million in property and equipment and capitalized technology and content development, of which $6.4 million consisted of non-cash capital expenditures, primarily related to landlord funded leasehold improvements.

Goodwill

        Goodwill is the excess of purchase price over the fair value of identified net assets of the business acquired. The Company's goodwill balance was established in connection with the acquisition of GetSmarter in 2017. The Company will review goodwill at least annually, as of October 1, for possible

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

impairment, beginning in 2018. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company will test goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially will assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. The Company will review goodwill for impairment using the two-step process if it decides to bypass the qualitative assessment or determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on a qualitative assessment. Upon the completion of the two-step process, the Company may be required to recognize an impairment based on the difference between the carrying value and the fair value of the goodwill recorded.

Government Grants

        Government grants awarded to the Company in the form of forgivable loans are recorded as deferred government grant obligations within long-term liabilities on the consolidated balance sheets until all contingencies are resolved and the grant is determined to be realized.

Income Taxes

        Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, the deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company considers all positive and negative evidence relating to the realization of the deferred tax assets in assessing the need for a valuation allowance. The Company currently maintains a full valuation allowance against deferred tax assets in the U.S and certain entities in the foreign jurisdictions.

        The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, determines the amount of benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur if the Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations and comprehensive loss.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

        The Company recognizes revenue when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) rendering of services is complete, (iii) fees are fixed or determinable and (iv) collection of fees is reasonably assured. Revenue for both of our segments is recognized ratably over the service period, which the Company defines as the first through the last day of the graduate program class or short course. The Company establishes a refund allowance, if necessary, for its share of tuition and fees ultimately uncollected either by its university clients within the Graduate Program Segment or by the Company within the Short Course Segment. Payments to university clients that are not for distinct goods or services are recognized as a reduction of revenue over the contractual term or the period to which they relate.

        The Graduate Program Segment derives revenue primarily from a contractually specified percentage of the amounts the Company's university clients receive from their students in the 2U-enabled graduate program for tuition and fees, less credit card fees and other specified charges that the Company has agreed to exclude in certain of our university client contracts. Most of our contracts with university clients within this segment have 10 to 15 year initial terms.

        The Short Course Segment derives revenue directly from students for the tuition and fees paid to enroll in and progress through our short courses. A contractually specified percentage of the gross proceeds from students is shared with the university clients, in the form of a royalty recognized within the Company's consolidated statements of operations and comprehensive loss as curriculum and teaching costs, for providing the content and certifying the course. Our university client contracts within this segment are typically shorter and less restrictive than our contracts within our Graduate Program Segment.

        The Company generally receives payments for revenue from graduate program university clients early in each academic term and from short course students, either in full upon registration of the course or in full before the end of the course based on a payment plan, prior to completion of the service period. The Company records these payments as deferred revenue until the services are delivered or until the obligations are otherwise met, at which time revenue is recognized. Deferred revenue as of a particular balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue in the consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on the Company's consolidated balance sheets.

        The Company generates substantially all of its revenue from multiple-deliverable contractual arrangements, and provide a combination of access to the platform of technology and technology-enabled services that support the complete lifecycle of a graduate program or short course, including attracting students, advising prospective students through the admissions application process, providing technical, success coaching and other support, facilitating accessibility to individuals with disabilities and in some cases, facilitating in-program field placements. The Company has determined that no individual deliverable has standalone value upon delivery and, therefore, the multiple deliverables within its arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company considers all deliverables to be a single unit of accounting and recognizes revenue from the entire arrangement over the term of the service period.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        The Company's accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of the amounts due. The estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from estimates. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $0.3 million and zero, respectively, and relates to amounts from the Short Course Segment.

Marketing and Sales Costs

        The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its university clients' programs, with lesser amounts related to the Company's own marketing and advertising efforts. For the years ended December 31, 2017, 2016 and 2015, costs related to the Company's own marketing and advertising efforts were not material. All such costs are expensed as incurred and reported in marketing and sales expense in the Company's consolidated statements of operations and comprehensive loss.

        As of December 31, 2017 and 2016, the Company had $11.7 million and $5.6 million, respectively, of accrued marketing costs included in accounts payable and accrued expenses on the consolidated balance sheets.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the awards' requisite service period. Effective April 1, 2017, expected volatility is based on the historical volatilities of the Company's common stock. Prior to January 1, 2017, the Company adjusted stock-based compensation expense for estimated forfeitures of stock-based awards. As described in the "Recent Accounting Pronouncements" section of this Note, beginning on January 1, 2017, the Company accounts for forfeitures (and the

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

impact on stock-based compensation expense) as they occur. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved.

Foreign Currency Translation

        For the portion of the Company's non-U.S. business where the local currency is the functional currency, operating results are translated into U.S. dollars using the average rate of exchange for the period, and assets and liabilities are converted at the closing rates on the period end date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of stockholder's equity and comprehensive loss.

        For any transaction that is in a currency different from the entity's functional currency, the Company records a gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) as other income (expense), net in the consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that this standard will have on its consolidated financial position or related disclosures.

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this ASU are effective for annual reporting periods ending after December 15, 2016. The Company adopted this ASU on January 1, 2017. Adoption of this standard did not have a material impact on the Company's financial reporting process.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the mandatory effective date of this ASU by one year from January 1, 2017 to January 1, 2018. Early application is permitted, but not prior to the original effective date of January 1, 2017. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 with ASU No. 2014-09 (collectively, the "new revenue standard"). The new revenue standard may be applied

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has finalized its assessment of the new standard, and will adopt the new revenue standard effective January 1, 2018 using the modified retrospective method. As part of its assessment, the Company completed reviews of its contracts and evaluated its costs, particularly costs of obtaining contracts with its university clients and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. However, the Company has concluded that, upon adoption, the new revenue standard will not have a material impact on the amount and timing of either its revenue or costs.

3. Business Combination

        On July 1, 2017, the Company, through a wholly owned subsidiary ("2U South Africa"), completed its acquisition of all of the outstanding equity interests of GetSmarter pursuant to a Share Sale Agreement, dated as of May 1, 2017 (the "Share Sale Agreement"), as amended by an addendum, dated as of June 29, 2017, for a net purchase price of $98.7 million in cash. In addition, 2U South Africa agreed to pay a potential earn-out payment of up to $20.0 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. Under the terms of the Share Sale Agreement, the Company has issued restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of GetSmarter. These awards are subject to the 2014 2U, Inc. Equity Incentive Plan and will vest over either a two- or four-year period. As a result of the transaction, GetSmarter became an indirect wholly owned subsidiary of the Company. The net assets and results of operations of GetSmarter are included in the Company's consolidated financial statements and in the newly established Short Course Segment as of July 1, 2017.

        The Company has completed its valuation of the assets acquired and liabilities assumed of GetSmarter. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

	Estimated Average Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$1,584
Current assets		3,676
Property and equipment, net		479
Amortizable intangible assets:
Capitalized technology	3	2,800
Capitalized content development	4	5,000
University client relationships	9	28,000
Trade names and domain names	10	8,900
Goodwill		68,172
Current liabilities		(9,031)
Non-current liabilities		(10,894)

		$98,686

        As of December 31, 2017, the completion of the purchase price allocation resulted primarily in a decrease of approximately $2 million in goodwill and an offsetting decrease in other current liabilities

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Business Combination (Continued)

related to contingent consideration. While the overall value of acquired intangible assets did not materially change, their individual values were reallocated between the asset categories.

        The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and cost and other operating synergies anticipated upon the integration of the operations of 2U and GetSmarter. The goodwill resulting from the acquisition is not expected to be tax deductible.

        The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods. The following table presents the Company's unaudited pro forma combined revenue and pro forma combined net loss, for the years ended December 31, 2017 and 2016 as if the acquisition of GetSmarter had occurred on January 1, 2016:

	Year Ended December 31,
	2017	2016
	(in thousands)
Pro forma revenue	$294,446	$223,532
Pro forma net loss	(37,267)	(27,959)
Pro forma net loss per share, basic and diluted	$(0.76)	$(0.60)

4. Property and Equipment, Net

        Property and equipment, net consisted of the following as of:

	December 31, 2017	December 31, 2016
	(in thousands)
Computer hardware	$8,519	$3,935
Furniture and office equipment	5,354	2,204
Leasehold improvements	42,086	6,689
Leasehold improvements in process	194	6,864

Total	56,153	19,692
Accumulated depreciation and amortization	(7,098)	(4,096)

Property and equipment, net	$49,055	$15,596

        Depreciation expense of property and equipment was $5.5 million, $1.7 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Goodwill and Amortizable Intangible Assets

        As a result of the acquisition of GetSmarter, the Company recorded goodwill of $68.2 million within its Short Course Segment as of July 1, 2017. As of December 31, 2017, goodwill was $72.0 million. The difference between the date of acquisition and year end was $3.8 million, due to changes in foreign currency.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Amortizable Intangible Assets (Continued)

        Amortizable intangible assets consisted of the following as of:

		December 31, 2017			December 31, 2016
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Capitalized technology	3	$27,108	$(9,486)	$17,622	$17,100	$(7,822)	$9,278
Capitalized content development	4	55,872	(21,417)	34,455	37,956	(15,367)	22,589
University client relationships	9	29,443	(1,636)	27,807	—	—	—
Trade names and domain names	10	12,119	(1,242)	10,877	2,761	(497)	2,264

Total amortizable intangible assets, net		$124,542	$(33,781)	$90,761	$57,817	$(23,686)	$34,131

        Included in the amounts presented above are $15.6 million and $8.7 million of in process capitalized technology and content development as of December 31, 2017 and December 31, 2016, respectively.

        The Company recorded amortization expense related to amortizable intangible assets of $14.0 million, $8.0 million and $6.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        As of December 31, 2017, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

2018	$17,571
2019	15,595
2020	12,102
2021	8,216
2022	5,404
Thereafter	16,296

Total	$75,184

        On January 19, 2018, the Company entered into an agreement to purchase a perpetual source code license and services of $14.5 million for the Learn.co platform from Flatiron School, Inc., a wholly owned subsidiary of WeWork Companies, Inc.

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

Marketing and Sales Commitments

        Certain of the agreements entered into between the Company and its university clients require the Company to commit to meet certain staffing and spending investment thresholds related to marketing and sales activities. In addition, certain of the agreements require the Company to invest up to agreed upon levels in marketing the programs to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.

Future Minimum Payments to University Clients

        The Company is contractually obligated to make payments to certain of its university clients in exchange for contract extensions and various marketing and other rights. Currently, the future minimum payments to the Company's university clients in exchange for contract extensions and various marketing and other rights were as follows (in thousands):

2018	$5,975
2019	875
2020	625
2021	625
2022	625
Thereafter	4,400

Total future minimum payments to university clients	$13,125

Contingent Payments to University Clients

        The Company has entered into specific program agreements under which it would be obligated to make future minimum program payments to a university client in the event that certain program metrics, partially associated with programs not yet launched, are not achieved. Due to the dependency of these calculations on future program launches, the amounts of any associated contingent payments cannot be reasonably estimated at this time. As the Company cannot reasonably estimate the amounts of the contingent payments, the Company has excluded such payments from the table above.

7. Operating Leases

        In February 2017, the Company signed a lease for new office space in Brooklyn, New York, and began occupying the space in December 2017. The lease covers three floors totaling approximately 80,000 square feet, requires total future minimum lease payments of approximately $52.5 million and will expire approximately 12 years after the July 1, 2017 lease commencement date. Related to this lease, the Company could be eligible for certain state and local incentives that are dependent on construction build, employment levels, the Company's taxable income and other factors. The Company is in the process of applying for such eligibility, but is not currently able to assess the potential benefit these incentives may yield over the lease term.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Operating Leases (Continued)

        The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia, Hong Kong, South Africa and the United Kingdom. The Company also leases office equipment under non-cancelable leases. As of December 31, 2017, the future minimum lease payments were as follows (in thousands):

2018	$9,308
2019	11,862
2020	11,549
2021	13,685
2022	13,719
Thereafter	82,187

Total future minimum lease payments	$142,310

        The future minimum lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over actual lease payments is reported in non-current liabilities in the accompanying consolidated balance sheets. The deferred rent liability related to these leases totaled $6.5 million and $2.5 million as of December 31, 2017 and 2016, respectively. The Company does not have any subleases as of December 31, 2017.

        Total rent expense from non-cancelable operating lease agreements (net of sublease income of zero, $0.3 million and $0.3 million) was $8.5 million, $5.8 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Debt

Lines of Credit

        On December 31, 2013, the Company entered into a credit agreement with Comerica for a revolving line of credit with an aggregate commitment not to exceed $37.0 million. On December 31, 2015, the Company amended this credit agreement to reduce the aggregate amount it may borrow to $25.0 million. In June 2017, the Company and Comerica amended this credit agreement pursuant to which, among other things, Comerica consented to the Company's acquisition of GetSmarter and the Company's formation of certain subsidiaries in connection therewith. On January 31, 2018, the Company amended this credit agreement to extend the maturity date through March 31, 2018. No amounts were outstanding under this credit agreement as of December 31, 2017 or 2016. The Company intends to extend this agreement under comparable terms, prior to expiration.

        Under this revolving line of credit, the Company has the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica's prime rate, the federal funds rate plus 1% or the 30-day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, the Company may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, the Company makes interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if such borrowed amounts are repaid before the end of the interest period.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        Borrowings under the line of credit are collateralized by substantially all of the Company's assets. The availability of borrowings under this credit line is subject to compliance with reporting and financial covenants, including, among other things, that the Company achieves specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some university client programs, measured quarterly. In addition, the Company is required to maintain a minimum adjusted quick ratio, which measures short-term liquidity, of at least 1.10 to 1.00. As of December 31, 2017 and 2016, the Company's adjusted quick ratio was 5.44 and 5.43, respectively.

        The covenants under the line of credit also place limitations on the Company's ability to incur additional indebtedness or to prepay permitted indebtedness, grant liens on or security interests in its assets, carry out mergers and acquisitions, dispose of assets, declare, make or pay dividends, make capital expenditures in excess of specified amounts, make investments, loans or advances, enter into transactions with affiliates, amend or modify the terms of material contracts, or change its fiscal year. If the Company is not in compliance with the covenants under the line of credit, after any opportunity to cure such non-compliance, or it otherwise experiences an event of default under the line of credit. The Company is currently in compliance with all such covenants.

        Certain of the Company's operating lease agreements entered into prior to December 31, 2017 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2017, the Company has entered into standby letters of credit totaling $11.5 million as security deposits for the applicable leased facilities. Additionally, in June 2017, the Company entered into standby letters of credit totaling $3.5 million in connection with two government grants, as described later in this Note. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $10.0 million.

        The Company's Short Course Segment had $1.9 million of revolving debt facilities that matured on December 31, 2017. These facilities were subsequently extended with a borrowing base of $1.3 million and will mature on March 31, 2018. As of December 31, 2017, there were no amounts outstanding under these facilities and the interest rate was 10.25%.

Government Grants

        On June 22, 2017, the Company executed a conditional loan agreement and received financing from Prince George's County, Maryland that provides for a grant in the form of a forgivable loan of $1.5 million. The financing was secured by a letter of credit pursuant to the Company's line of credit with Comerica. The conditional loan obligation is recorded as deferred government grant obligations on the consolidated balance sheets. The proceeds from this loan are to be used in connection with the relocation of 2U's headquarters, leasehold improvements thereto and other purposes. The loan has a maturity date of June 22, 2027, and bears interest at a rate of 3% per annum. If 2U does not employ at least 650 employees at its Lanham headquarters at any time during the term of the loan period or otherwise defaults on the loan, the entire principal balance, plus accrued interest, will become due and payable. If 2U does not employ at least 1,300 employees at its Lanham headquarters by January 1, 2020, the Company will be required to repay a prorated portion of the loan ($2,252 per employee, for every employee below 1,300), plus interest. During the year ended December 31, 2017, the Company did not incur a material amount of interest expense on this forgivable loan.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        On June 27, 2017, 2U Harkins Road LLC (a wholly owned subsidiary of the Company) executed a loan agreement and received financing from the Department of Commerce (a principal department of the State of Maryland) that provides for a grant in the form of a forgivable loan of $2.0 million. The financing was secured by a letter of credit pursuant to the Company's line of credit with Comerica. The conditional loan obligation is recorded as "Deferred government grant obligations" on the consolidated balance sheets. The proceeds from this loan are to be used in connection with the relocation of 2U's headquarters, leasehold improvements thereto and other purposes. The loan has a maturity date of December 31, 2026, and bears interest at a rate of 3% per annum. If 2U does not employ at least 650 employees at its Lanham headquarters at any time during the term of the loan period or otherwise defaults on the loan, the entire principal balance, plus accrued interest, will become due and payable. If 2U does not employ at least 1,600 employees at its Lanham headquarters by December 31, 2020, and at each December 31 thereafter through 2026, the Company will be required to repay a prorated portion of the loan ($2,105 per employee, for every employee below 1,600), plus interest. During the year ended December 31, 2017, the Company did not incur a material amount of interest expense on this forgivable loan.

9. Income Taxes

        The following table presents the components of loss before income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Loss before income taxes:
United States	$(25,002)	$(20,684)	$(26,733)
Foreign	(5,718)	—	—

Total	$(30,720)	$(20,684)	$(26,733)

        For the year ended December 31, 2017, the Company had a tax benefit of $1.3 million, which is solely related to a deferred tax benefit. For the years ended December 31, 2016 and 2015, the Company did not have a current or deferred tax provision or benefit.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        A reconciliation between the Company's statutory federal income tax rate and the effective tax rate is presented below:

	Year ended December 31,
	2017	2016	2015
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	9.9	5.5	7.7
Foreign tax rate differential	(1.4)	—	—
Non-deductible expenses	(1.8)	(1.5)	(1.0)
Stock-based compensation	40.9	(2.9)	(1.0)
Change in valuation allowance	29.8	(36.6)	(39.1)
Change in tax rate	(108.0)	—	—
Other	(0.2)	0.5	(1.6)

Effective tax rate	4.2%	0.0%	0.0%

        The significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$2,395	$2,757
Accrued compensation and related benefits	3,524	4,317
Rebate reserve	20	126
Deferred rent	6,924	1,028
Stock-based compensation	6,874	7,127
Deferred income	191	—
Foreign net operating loss carryforwards	1,704	—
U.S net operating loss carryforwards	69,425	61,995
Valuation allowance	(71,101)	(62,297)

Total deferred tax assets	$19,956	$15,053

Deferred tax liabilities:
Prepaid expenses and other	$(355)	$(1,524)
Capitalized content development costs	(8,600)	(9,368)
Capitalized software development costs	(4,356)	(3,848)
Property and equipment	(4,720)	(313)
Intangibles	(12,012)	—

Total deferred tax liabilities	$(30,043)	$(15,053)

Net deferred tax liabilities	$(10,087)	$—

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        Deferred tax valuation allowances and changes in deferred tax valuation allowances are as follows:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
	(in thousands)
Income tax valuation allowance:
Year ended December 31, 2017	$62,297	$17,967	$(9,163)	$71,101
Year ended December 31, 2016	54,739	7,558	—	62,297
Year ended December 31, 2015	44,309	10,430	—	54,739

        At December 31, 2017, the Company had a U.S. net operating loss ("NOL") carryforward of approximately $253.2 million, which expires between 2029 and 2037. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. The Company also had an NOL carryforward of $6.7 million in its foreign jurisdictions which do not expire. A full valuation allowance has been established to offset its net deferred tax assets in the U.S. and certain foreign jurisdictions as the Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets in these jurisdictions. The total increase in the valuation allowance was $8.8 million for the year ended December 31, 2017. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. The Company does not expect such limitation, if any, to impact the use of the net operating losses prior to their expiration.

        As of December 31, 2017 and 2016, the Company has not recognized any amounts for uncertain tax positions.

        The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years prior to 2014, though the NOL carryforwards can be adjusted upon audit and could impact taxes owed in open tax years. No income tax returns are currently under examination by the taxing authorities.

        On December 22, 2017, the Tax Act and Jobs Act of 2017 (the "Tax Act") was enacted into law and the new legislation contains certain key tax provisions that affected the Company. The Tax Act affects the Company by (i) reducing the U.S. tax rate to 21% effective January 1, 2018, (ii) impacting the values of the Company's deferred assets and liabilities, (iii) changing the Company's ability to utilize future net operating losses and (iv) requiring a one-time tax on any of the Company's unrepatriated foreign earnings and profits ("E&P") in 2017.

        Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are included as components of the income tax provision related to continuing operations within the same period. Therefore, the following changes in the tax laws have been accounted for in 2017. The Company's deferred tax assets and liabilities and offsetting valuation

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

allowance have been remeasured at the new enacted tax rate as of December 31, 2017. The amount of U.S. net operating losses that the Company has available and the Company's ability to utilize them to reduce future taxable income is not impacted by the Tax Act. However, the Tax Act may impact the amount and ability to utilize net operating losses generated by the Company in the future. Additionally, the Company believes that any undistributed amounts of foreign earnings and profits potentially included in taxable income would be offset by net operating losses; therefore, no transition tax is due by the Company in 2017.

        The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows entities to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company considers the E&P and other items to be provisional and expects to complete its analysis within the measurement period in accordance with SAB 118, although it does not expect there to be any adjustment to the income tax benefit (expense) on the Company's consolidated statements of operations and comprehensive loss during the re-measurement period.

10. Stockholders' Equity

        On September 30, 2015, the Company sold 3,625,000 shares of its common stock to the public, including 525,000 shares sold pursuant to the underwriters' over-allotment option. The Company received net proceeds of $117.1 million, which the Company intends to use for general corporate purposes, including expenditures for marketing, sales, technology and content development in connection with new program launches and growing existing programs.

        On September 11, 2017, the Company sold 4,047,500 shares of its common stock to the public, including 547,500 shares sold pursuant to the underwriters' over-allotment option. The Company received net proceeds of $189.5 million, which the Company intends to use for general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses.

        As of December 31, 2017, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. At December 31, 2017, the Company had reserved a total of 11,388,192 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,559,176
Possible future issuance under 2014 Equity Incentive Plan	4,415,593
Outstanding restricted stock units	1,413,423
Available for future issuance under employee stock purchase plan	1,000,000

Total shares of common stock reserved for future issuance	11,388,192

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

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

        A total of 2,800,000 shares of the Company's common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company's common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. The shares available for issuance increased by 2,625,292 and 2,357,579 on January 1, 2018 and 2017, respectively, pursuant to the automatic share reserve increase provision under the 2014 Plan.

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

        As of December 31, 2017, the Company had 4,415,593 shares reserved for issuance under the 2014 Plan. Further, as of December 31, 2017, under the 2014 Plan, options to purchase 2,412,307 shares of the Company's common stock were outstanding at a weighted-average exercise price of $24.77 per share and 1,413,423 restricted stock units were outstanding.

        The compensation committee of the Company's board of directors, acting under authority delegated from the board of directors, granted on January 1, 2018, option awards to employees to purchase an aggregate of 8,731 shares of common stock at an exercise price of $64.51, restricted stock unit awards for an aggregate of 7,609 shares of common stock and performance stock awards for an aggregate of 56,575 shares of common stock, in each case under the 2014 Plan.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

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

        As of December 31, 2017, options to purchase 2,146,864 shares of the Company's common stock were outstanding under the 2008 Plan at a weighted-average exercise price of $4.22 per share.

Stock-Based Compensation Expense

        Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Curriculum and teaching	$3	$—	$—
Servicing and support	4,036	3,245	2,270
Technology and content development	3,306	2,392	1,548
Marketing and sales	1,742	1,317	1,057
General and administrative	12,843	8,869	7,624

Total stock-based compensation expense	$21,930	$15,823	$12,499

        Prior to January 1, 2017, the Company adjusted stock-based compensation expense for estimated forfeitures of stock-based awards. As described in the "Recent Accounting Pronouncements" section of Note 2, beginning on January 1, 2017, the Company accounts for forfeitures (and the impact on stock-based compensation expense) as they occur.

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

        The Company values stock options using the Black-Scholes-Merton option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life of the

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

option, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." Under the "simplified method," the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on the historical volatility of the Company's common stock over the estimated expected life of the stock options. The Company assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company's history of not paying dividends.

        The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.0% - 2.1%	1.1% - 1.9%	1.5% - 1.9%
Expected term (years)	6.00 - 6.08	5.43 - 6.50	5.56 - 6.08
Expected volatility	46% - 49%	50%	50%
Dividend yield	0%	0%	0%

        The following is a summary of the stock option activity for the year ended December 31, 2017:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at December 31, 2016	4,882,237	$10.74	6.30	$95,081
Granted	605,640	40.90	8.95
Exercised	(846,821)	7.81	3.97
Forfeited	(65,853)	23.63
Expired	(16,027)	13.26

Outstanding balance at December 31, 2017	4,559,176	15.10	5.88	225,283

Exercisable at December 31, 2017	3,357,682	8.96	4.92	186,529

Vested and expected to vest at December 31, 2017	4,559,176	15.10	5.88	225,283

        The weighted-average grant date fair value of the Company's stock options granted during the years ended December 31, 2017, 2016 and 2015 was $19.65, $11.41 and $12.54 per share, respectively.

        The total unrecognized compensation cost related to the unvested options as of December 31, 2017 was $15.6 million and will be recognized over a weighted-average period of approximately 2.4 years.

        The aggregate intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $24.9 million, $24.9 million and $25.8 million, respectively.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

Restricted Stock Units

        Throughout 2017 and 2016, the Company granted restricted stock units under the 2014 Plan to the Company's directors and certain of the Company's employees. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company's board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most restricted stock units vesting in equal annual tranches, generally over a period of four years.

        The following is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance at December 31, 2016	1,412,934	$20.60
Granted	620,259	41.74
Vested	(494,504)	18.98
Forfeited	(125,266)	26.16

Outstanding balance at December 31, 2017	1,413,423	29.95

        The total compensation cost related to the nonvested restricted stock units not yet recognized as of December 31, 2017 was $31.5 million and will be recognized over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

        On June 5, 2017, the Company's stockholders voted upon and approved the Company's 2017 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides for (i) multiple offering periods each year and (ii) that the purchase price for shares of the Company's common stock purchased under the ESPP will not be less than 85% of the fair market value of the Company's common stock on the purchase date. Notwithstanding the foregoing, the Compensation Committee of the Company's Board of Directors may exercise its discretion, subject to certain conditions, to make changes to certain aspects of the ESPP including, but not limited to, the length of the offering periods and that the purchase price will be 85% of the lesser of the fair market value of 2U's common stock on the purchase date or the fair market value of 2U's common stock on the first day of the offering period. The first offering period begins on January 1, 2018, and will end on June 30, 2018. Eligible employees will be able to select a rate of payroll deduction between 1% and 15% of their salary or wage compensation received from the Company as in effect at the start of the offering period, subject to a maximum payroll deduction per calendar year of $25,000. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of 2U's common stock may be issued under the ESPP, subject to adjustments for certain capital transactions.

12. Net Loss per Share

        Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company's net loss. The following

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Net Loss per Share (Continued)

securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Stock options	4,559,176	4,882,237	5,298,510
Restricted stock units	1,413,423	1,412,934	1,220,008

        Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator (in thousands):
Net loss	$(29,423)	$(20,684)	$(26,733)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	49,062,611	46,609,751	42,420,356

Net loss per share, basic and diluted	$(0.60)	$(0.44)	$(0.63)

13. Segment and Geographic Information

        As a result of the acquisition of GetSmarter on July 1, 2017, the Company's operations consist of two operating segments and two reportable segments: the Graduate Program Segment and the Short Course Segment. The Company's Graduate Program Segment provides services to well-recognized nonprofit colleges and universities primarily in the United States to enable the online delivery of graduate programs. The Company's Short Course Segment provides premium online short courses to working professionals. The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for the purpose of allocating resources and evaluating performance.

        During the year ended December 31, 2017, four university clients in the Graduate Program Segment each accounted for 10% or more of the Company's consolidated revenue, as follows: $77.6 million, $48.2 million, $30.1 million and $28.3 million, which equals 27%, 17%, 11% and 10% of the Company's consolidated revenue, respectively. During the year ended December 31, 2016, three university clients in the Graduate Program Segment each accounted for 10% or more of the Company's consolidated revenue, as follows: $71.0 million, $36.7 million and $22.1 million, which equals 35%, 18% and 11% of the Company's consolidated revenue, respectively.

        As of December 31, 2017, two university clients in the Graduate Program Segment each accounted for 10% or more of the Company's consolidated accounts receivable balance, as follows: $9.4 million and $2.0 million, which equals 67% and 14% of the Company's consolidated accounts receivable, respectively. As of December 31, 2016, two university clients in the Graduate Program Segment each accounted for 10% or more of the Company's consolidated accounts receivable balance, as follows: $5.8 million and $1.4 million, which equals 74% and 17% of the Company's consolidated accounts receivable, respectively.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Segment and Geographic Information (Continued)

        For the Company's Short Course Segment, revenue and accounts receivable are derived from individual students, rather than directly from university clients. For the year ended December 31, 2017, revenue associated with the Company's three largest university clients in this segment accounted for approximately 82% of the segment's revenue, which was less than 10% of the Company's consolidated revenue on a combined basis. As of December 31, 2017, none of the student accounts receivable balances within this segment accounted for more than 10% of the Company's consolidated accounts receivable.

Segment Performance

        The following table summarizes financial information regarding each reportable segment's results of operations for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Revenue*
Graduate program segment	$270,432	$205,864	$150,194
Short course segment	16,320	—	—

Total revenue	$286,752	$205,864	$150,194

Segment profitability**
Graduate program segment	$13,022	$4,541	$(6,629)
Short course segment	(1,606)	—	—

Total segment profitability	$11,416	$4,541	$(6,629)

Segment profitability margin***
Graduate program segment	5%	2%	(4)%
Short course segment	(1)%	—	—

Total segment profitability margin	4%	2%	(4)%

*
The Company did not have any material intersegment revenues for any periods presented.

**
The Company evaluates segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization, foreign currency gains or losses, acquisition-related gains or losses and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***
The Company defines segment profitability margin as segment profitability as a percentage of segment revenue

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Segment and Geographic Information (Continued)

        The following table reconciles net loss to total segment profitability:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(29,423)	$(20,684)	$(26,733)
Adjustments:
Interest income	(371)	(383)	(167)
Interest expense	87	35	552
Foreign currency loss	866	—	—
Depreciation and amortization expense	19,624	9,750	7,220
Income tax benefit	(1,297)	—	—
Stock-based compensation expense	21,930	15,823	12,499

Total adjustments	40,839	25,225	20,104

Total segment profitability	$11,416	$4,541	$(6,629)

        The Company's total assets by segment are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Total assets
Graduate program segment	$359,597	$244,320
Short course segment	122,465	—

Total assets	$482,062	$244,320

Geographical Information

        The Company's non-U.S. revenue for the year ended December 31, 2017, determined based upon the university client's functional currency, was $10.0 million, entirely from the Short Course Segment's operations outside of the U.S. The Company did not have non-U.S. revenue for the years ended December 31, 2016 and 2015. The Company's long-lived assets in non-U.S. countries as of December 31, 2017 totaled approximately $0.7 million. The Company did not have non-U.S. long-lived assets as of December 31, 2016.

14. Retirement Plan

        The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches 33% of each employee's contribution up to 6% of the employee's salary deferral. For the years ended December 31, 2017, 2016 and 2015, the Company made employer contributions of $1.3 million, $1.1 million and $0.8 million, respectively.

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions

        During the years ended December 31, 2016 and 2015, the Company subleased office space to an entity that was, upon execution of the sublease in 2011, a greater than 5% stockholder. The lease required the subtenant to reimburse the Company for the allocated cost of the office space subleased. The Company had no transactions with this related party during the year ended December 31, 2017, other than the repayment of a $0.1 million security deposit in connection with the expiration of the sublease in December 2016. For the years ended December 31, 2016 and 2015, the Company recorded $0.3 million and $0.3 million, respectively, as rental income from this related entity.

        The Company utilized the marketing and event planning services of a company that is partially owned by one of the Company's former executives. The Company had no transactions with this related party during the year ended December 31, 2017. The Company recorded $1.4 million and $1.7 million for the expenses incurred related to the services provided by this related party for the years ended December 31, 2016 and 2015, respectively. No material amounts were due to the related party or recorded in accounts payable on the consolidated balance sheets as of December 31, 2017 and 2016.

16. Quarterly Financial Information (Unaudited)

        The following tables set forth certain unaudited quarterly financial data for 2017 and 2016. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustments necessary to present fairly the information set forth therein. The operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except share and per share amounts)
Revenue	$64,829	$64,995	$70,250	$86,678
Costs and expenses
Curriculum and teaching	—	—	1,792	4,817
Servicing and support	10,925	13,458	12,939	13,445
Technology and content development	9,205	11,140	12,735	12,846
Marketing and sales	34,670	37,242	41,311	37,700
General and administrative	13,664	13,930	17,227	17,844

Total costs and expenses	68,464	75,770	86,004	86,652

Income (loss) from operations	(3,635)	(10,775)	(15,754)	26
Interest income	196	53	18	104
Interest expense	—	(1)	(36)	(50)
Other income (expense), net	—	(1,031)	59	106

Income (loss) before income taxes	(3,439)	(11,754)	(15,713)	186
Income tax benefit (expense)	—	—	974	323

Net income (loss)	$(3,439)	$(11,754)	$(14,739)	$509

Net income (loss) per share, basic	$(0.07)	$(0.25)	$(0.30)	$0.01

Net income (loss) per share, diluted	$(0.07)	$(0.25)	$(0.30)	$0.01

Weighted-average shares used in computing net income (loss) per share, basic	47,237,341	47,668,397	48,961,914	52,330,067

Weighted-average shares used in computing net income (loss) per share, diluted	47,237,341	47,668,397	48,961,914	56,593,108

2U, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Information (Unaudited) (Continued)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except share and per share amounts)
Revenue	$47,444	$49,110	$51,960	$57,350
Costs and expenses
Servicing and support	9,512	10,260	10,351	10,859
Technology and content development	7,275	8,842	8,670	8,496
Marketing and sales	23,656	27,483	28,165	27,306
General and administrative	10,447	10,944	11,569	13,061

Total costs and expenses	50,890	57,529	58,755	59,722

Loss from operations	(3,446)	(8,419)	(6,795)	(2,372)
Interest income	92	91	37	163
Interest expense	(26)	(9)	—	—
Loss before income taxes	(3,380)	(8,337)	(6,758)	(2,209)
Income tax benefit (expense)	—	—	—	—

Net loss	$(3,380)	$(8,337)	$(6,758)	$(2,209)

Net loss per share, basic and diluted	$(0.07)	$(0.18)	$(0.14)	$(0.05)

Weighted-average shares used in computing net loss per share, basic and diluted	45,953,082	46,494,464	46,903,628	47,075,167

2U, Inc.
Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$286,544	$205,864	$150,194	$110,239	$83,127
Costs and expenses
Curriculum and teaching	6,609	—	—	—	—
Servicing and support	50,767	40,982	32,047	26,858	22,718
Technology and content development	45,926	33,283	27,211	22,621	19,472
Marketing and sales	150,923	106,610	82,911	65,218	54,103
General and administrative	62,457	46,021	34,123	23,420	14,840

Total costs and expenses	316,682	226,896	176,292	138,117	111,133

Loss from operations	(30,138)	(21,032)	(26,098)	(27,878)	(28,006)
Interest income	371	383	167	92	26
Interest expense	(87)	(35)	(552)	(1,213)	27
Other income (expense), net	(866)	—	(250)	—	—

Loss before income taxes	(30,720)	(20,684)	(26,733)	(28,999)	(27,953)
Income tax benefit	1,297	—	—	—	—

Net loss	(29,423)	(20,684)	(26,733)	(28,999)	(27,953)
Preferred stock accretion	—	—	—	(89)	(347)

Net loss attributable to common stockholders	$(29,423)	$(20,684)	$(26,733)	$(29,088)	$(28,300)

Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.44)	$(0.63)	$(0.91)	$(3.81)

Weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	49,062,611	46,609,751	42,420,356	32,075,107	7,432,055

Other Financial Data:
Adjusted EBITDA (loss)(1)	$11,416	$4,541	$(6,629)	$(14,779)	$(21,245)

(1)
Adjusted EBITDA is a financial measure not in accordance with generally accepted accounting principles, or GAAP. For more information about adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to adjusted EBITDA, see the section below titled "Adjusted EBITDA."

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$223,370	$168,730	$183,729	$86,929	$7,012
Accounts receivable, net	14,174	7,860	975	350	1,835
Total assets	482,062	244,320	231,041	113,039	28,652
Total liabilities	94,230	49,083	35,252	25,028	22,629
Total redeemable convertible preferred stock	—	—	—	—	98,047
Additional paid-in capital	588,289	371,455	351,324	216,818	7,817
Total stockholders' equity (deficit)	387,832	195,237	195,789	88,011	(92,024)

Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have provided within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of net loss, the most directly comparable GAAP financial measure, to adjusted EBITDA.

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

  •
  adjusted EBITDA does not reflect acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations;

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

        Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net loss	$(29,423)	$(20,684)	$(26,733)	$(28,999)	$(27,953)
Adjustments:
Interest income	(371)	(383)	(167)	(92)	(26)
Interest expense	87	35	552	1,213	(27)
Foreign currency loss	866	—	—	—	—
Depreciation and amortization expense	19,624	9,750	7,220	5,572	4,335
Income tax benefit	(1,297)	—	—	—	—
Stock-based compensation expense	21,930	15,823	12,499	7,527	2,426

Total adjustments	40,839	25,225	20,104	14,220	6,708

Adjusted EBITDA (loss)	$11,416	$4,541	$(6,629)	$(14,779)	$(21,245)