Form 10-Q
period 2018-03-31
2U, Inc.
filed 2018-05-03
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, there were 53,316,098 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•                  our expectations about the potential benefits of our cloud-based software-as-a-service, or “SaaS,” technology and technology-enabled services to university clients and students;

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

•                  our expectations about the scalability of our cloud-based platform;

•                  our expectations regarding future expenses in relation to future revenue;

•                  potential changes in regulations applicable to us or our university clients; and

•                  our expectations regarding the amount of time our cash balances and other available financial resources will be sufficient to fund our operations.

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$182,110	$223,370
Accounts receivable, net	40,290	14,174
Prepaid expenses and other assets	15,075	10,509
Total current assets	237,475	248,053
Property and equipment, net	50,669	49,055
Goodwill	75,296	71,988
Amortizable intangible assets, net	114,696	90,761
Prepaid expenses and other assets, non-current	25,972	22,205
Total assets	$504,108	$482,062
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$30,955	$22,629
Accrued compensation and related benefits	13,599	19,017
Deferred revenue	21,625	7,024
Other current liabilities	15,928	9,330
Total current liabilities	82,107	58,000
Non-current lease-related liabilities	23,485	22,573
Deferred government grant obligations	3,500	3,500
Deferred tax liabilities, net	9,113	10,087
Other non-current liabilities	70	70
Total liabilities	118,275	94,230
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 52,846,016 shares issued and outstanding as of March 31, 2018; 52,505,856 shares issued and outstanding as of December 31, 2017	53	53
Additional paid-in capital	596,529	588,289
Accumulated deficit	(220,707)	(205,836)
Accumulated other comprehensive income	9,958	5,326
Total stockholders’ equity	385,833	387,832
Total liabilities and stockholders’ equity	$504,108	$482,062

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$92,288	$64,829
Costs and expenses
Curriculum and teaching	4,307	—
Servicing and support	15,233	10,925
Technology and content development	13,840	9,205
Marketing and sales	53,058	34,670
General and administrative	21,869	13,664
Total costs and expenses	108,307	68,464
Loss from operations	(16,019)	(3,635)
Interest income	342	196
Interest expense	(27)	—
Other income (expense), net	(395)	—
Loss before income taxes	(16,099)	(3,439)
Income tax benefit	1,228	—
Net loss	$(14,871)	$(3,439)
Net loss per share, basic and diluted	$(0.28)	$(0.07)
Weighted-average shares of common stock outstanding, basic and diluted	52,687,299	47,237,341
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	4,632	—
Comprehensive loss	$(10,239)	$(3,439)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance, December 31, 2017	52,505,856	$53	$588,289	$(205,836)	$5,326	$387,832
Exercise of stock options	186,049	—	2,120	—	—	2,120
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	154,111	—	(1,002)	—	—	(1,002)
Stock-based compensation expense	—	—	7,122	—	—	7,122
Net loss	—	—	—	(14,871)	—	(14,871)
Foreign currency translation adjustment	—	—	—	—	4,632	4,632
Balance, March 31, 2018	52,846,016	$53	$596,529	$(220,707)	$9,958	$385,833

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(14,871)	$(3,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,375	3,648
Stock-based compensation expense	7,122	3,895
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(26,109)	(20,812)
Increase in prepaid expenses and other assets	(4,306)	(545)
Increase in accounts payable and accrued expenses	6,010	8,911
Decrease in accrued compensation and related benefits	(5,437)	(7,668)
Increase in deferred revenue	14,484	8,582
Increase in payments to university clients	(3,826)	(4,514)
Increase in other liabilities, net	331	343
Other	395	—
Net cash used in operating activities	(18,832)	(11,599)
Cash flows from investing activities
Additions of amortizable intangible assets	(21,805)	(4,909)
Purchases of property and equipment	(1,856)	(9,384)
Net cash used in investing activities	(23,661)	(14,293)
Cash flows from financing activities
Proceeds from exercise of stock options	2,120	518
Tax withholding payments associated with settlement of restricted stock units	(1,002)	(467)
Net cash provided by financing activities	1,118	51
Effect of exchange rate changes on cash	115	—
Net decrease in cash and cash equivalents	(41,260)	(25,841)
Cash and cash equivalents, beginning of period	223,370	168,730
Cash and cash equivalents, end of period	$182,110	$142,889

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Organization

2U, Inc. (the “Company”) is a leading education technology company that well-recognized nonprofit colleges and universities trust to bring them into the digital age. The Company’s comprehensive platform of tightly integrated technology and services provides the digital infrastructure universities need to attract, enroll, educate and support students at scale. With the Company’s platform, students can pursue their education anytime, anywhere, without quitting their jobs or moving; and university clients can improve educational outcomes, skills attainment and career prospects for a greater number of students.

The Company’s operations consist of two operating segments and two reportable segments: the Graduate Program Segment and the Short Course Segment. The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Short Course Segment provides premium online short courses to working professionals around the world through relationships with leading universities in the United States, the United Kingdom and South Africa.

2.             Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its wholly owned subsidiaries. As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2018 and 2017 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.

Reclassifications

The Company has reclassified capitalized technology and content development, as well as other amortizable intangible assets, into amortizable intangible assets, net on the condensed consolidated statements of cash flows for the three months ended March 31, 2017. In addition, certain other prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on cash flows from operating, investing or financing activities previously reported for any periods presented.

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and has concluded that doing so did not have a material impact on the amount and timing of either its revenue or costs. As part of its assessment, the Company completed reviews of its contracts and evaluated its costs, including costs of obtaining contracts with its university clients and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of January 1, 2018, and no cumulative adjustment was recorded. Further, the amounts reported as of March 31, 2018 on the accompanying condensed consolidated balance sheet and the results of operations for the three months ended March 31, 2018 reported on the accompanying condensed consolidated statement of operations and comprehensive loss would not have been materially different than under legacy U.S. GAAP (i.e., Topic 605).

The Company generates substantially all of its revenue from contractual arrangements with either its university clients or students to provide a comprehensive platform of tightly integrated technology and technology enabled services related to graduate programs and short courses.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts the Company’s university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges the Company has agreed to exclude in certain university client contracts. The Company’s contracts with university clients in this segment have 10 to 15 year initial terms and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The fees received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. The fees are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. A refund allowance is established for the Company’s share of tuition and fees ultimately uncollected by university clients.

The Short Course Segment derives revenue directly from contracts with students for the tuition and fees paid to enroll in and progress through the Company’s short courses which run between six and 16 weeks. The Company’s contracts with students in this segment have multiple performance obligations as the delivery of the short course and student support services are each considered distinct performance obligations. These performance obligations are each satisfied ratably over the same short course presentation period, which is defined as the period beginning on the first day of the course through the last. The Company recognizes the gross proceeds received from the students and shares contractually specified percentages with its university clients, for providing short course content and certification, in the form of a royalty recognized as curriculum and teaching costs on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company’s contracts with university clients in this segment are typically shorter and less restrictive than the Company’s contracts with university clients in the Graduate Program Segment.

The Company does not disclose the value of unsatisfied performance obligations for the Graduate Program Segment because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation.  The Company does not disclose the value of unsatisfied performance obligations for the Short Course Segment because the performance obligation is part of a contract that has an original duration of less than one year.

Contract Acquisition Costs

The Company incurs certain acquisition costs related to obtaining its contracts in the Graduate Program Segment. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract.

With respect to contract acquisition costs in the Short Course Segment, the Company has elected a practical expedient to expense these costs as incurred, as the terms of contracts with students in this segment are less than one year.

Payments to University Clients

The Company is contractually obligated to make payments to certain of its university clients in exchange for contract extensions and various marketing and other rights. Generally, these amounts are capitalized and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on the Company’s condensed consolidated balance sheets. The Company’s accounts receivable, net also includes unbilled revenue. Accounts receivable, net is stated at net realizable value, and the Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. The Company’s estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable, net. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. The Company recognizes unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in the Graduate Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available.

Deferred revenue as of each balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue on the condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s condensed consolidated balance sheets. The Company generally receives payments for its share of tuition and fees from graduate program university clients early in each academic term and from short course students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until the Company’s obligations are otherwise met, at which time revenue is recognized.

Capitalized Content Development

The Company develops content for each offering on a course-by-course basis in conjunction with the faculty for each graduate program and short course. University clients and their faculty generally provide materials used for the course in an on-campus setting, including curricula, case studies and other reading materials, and presentations. The Company is responsible for the conversion of the materials into a format suitable for delivery through its online learning platform, including all expenses associated with this effort. With regard to the Graduate Program Segment, the development of content is part of the Company’s single performance obligation and is considered a contract fulfillment cost.

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the university clients’ programs for delivery via the Company’s online learning platform. Capitalization ends when content has been fully developed by both the Company and the university client, at which time amortization of the capitalized content development costs begin. The capitalized costs for each offering are recorded on a course-by-course basis and included in capitalized content costs in amortizable intangible assets, net on the Company’s condensed consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective course, which is generally five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to launch.

Marketing and Sales Costs

The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its university clients’ graduate programs, with lesser amounts related to the Company’s own marketing and advertising efforts. For the three months ended March 31, 2018, costs related to the Company’s own marketing and advertising efforts were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2018 and December 31, 2017, the Company had $11.3 million and $11.7 million, respectively, of accrued marketing costs included in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets.

Non-Cash Long-Lived Asset Additions

During the three months ended March 31, 2018, the Company had capital asset additions of $31.0 million in property and equipment and capitalized technology and content development, of which $7.4 million consisted of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which we have an accrued liability.

During the three months ended March 31, 2017, the Company had capital asset additions of $20.0 million, which were comprised of $11.1 million of leasehold improvements, $4.8 million in capitalized technology and content development costs and $4.1 million of other property and equipment. The $20.0 million increase primarily consisted of $14.3 million in cash capital expenditures and $5.4 million in landlord funded leasehold improvements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice surrounding how certain transactions are classified in the statement of cash flows. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. Adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of cash flows or related disclosures.

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

3.             Business Combination

On July 1, 2017, the Company, through a wholly owned subsidiary (“2U South Africa”), completed its acquisition of all of the outstanding equity interests of GetSmarter pursuant to a Share Sale Agreement, dated as of May 1, 2017 (the “Share Sale Agreement”), as amended by an addendum, dated as of June 29, 2017, for a net purchase price of $98.7 million in cash. In addition, 2U South Africa agreed to pay a potential earn out payment of up to $20.0 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. The valuation of the assets acquired and liabilities assumed (i.e., purchase price allocation) was completed as of December 31, 2017. As of March 31, 2018, there has been no material change in the expected earnout payment from the final valuation of the purchase price allocation since December 31, 2017.

The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue and pro forma combined net loss, for the three months ended March 31, 2017 as if the acquisition of GetSmarter had occurred on January 1, 2017:

Three Months Ended March 31, 2017
(in thousands, except per share amounts)
Pro forma revenue	$69,037
Pro forma net loss	(4,941)
Pro forma net loss per share, basic and diluted	$(0.10)

4.             Goodwill and Amortizable Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Graduate Program Segment	Short Course Segment	Total
	(in thousands)
Balance as of December 31, 2017	$—	$71,988	$71,988
Foreign currency translation adjustments	—	3,308	3,308
Balance as of March 31, 2018	$—	$75,296	$75,296

Amortizable intangible assets consisted of the following as of:

		March 31, 2018			December 31, 2017
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3	$43,569	$(10,820)	$32,749	$27,108	$(9,486)	$17,622
Capitalized content development	4	60,815	(23,525)	37,290	55,872	(21,417)	34,455
University client relationships	9	30,692	(2,558)	28,134	29,443	(1,636)	27,807
Trade names and domain names	10	18,225	(1,702)	16,523	12,119	(1,242)	10,877
Total amortizable intangible assets, net		$153,301	$(38,605)	$114,696	$124,542	$(33,781)	$90,761

Included in the amounts presented above are $29.5 million and $15.6 million of in process capitalized technology and content development as of March 31, 2018 and December 31, 2017, respectively.

In the first quarter of 2018, the Company entered into an agreement with WeWork Companies, Inc. (“WeWork”) and Flatiron School, Inc., a wholly owned subsidiary of WeWork, to purchase a perpetual source code license for the Learn.co platform and certain integration software development services for $14.5 million. As of March 31, 2018, the Company has recorded capitalized technology of $13.2 million related to this agreement in amortizable intangible assets, net on the Company’s condensed consolidated balance sheets, of which $4.2 million has been accrued as a current liability. The remaining $1.3 million is payable under the agreement upon the achievement of certain milestones related to the software development services. In addition, the Company entered into a multi-year agreement to purchase Global Access Memberships to WeWork spaces around the world that will be provided to students in 2U-powered online graduate programs, an agreement to offer $5 million in scholarships to certain WeWork community members and employees for the Company’s graduate programs and short courses. In addition, WeWork and the Company plan to co-create a Future of Learning and Work space.

Also in the first quarter of 2018, the Company purchased an active website and 11 additional domains for $5.7 million to support the marketing efforts of certain graduate programs. As of March 31, 2018, these acquired assets are included in trade names and domain names in amortizable intangible assets, net, on the Company’s condensed consolidated balance sheets.

The Company recorded amortization expense related to amortizable intangible assets of $5.1 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

Remainder of 2018	$14,241
2019	17,247
2020	14,255
2021	10,660
2022	7,260
Thereafter	21,537
Total	$85,200

5.             Commitments and Contingencies

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

Future Minimum Payments to University Clients

The Company is contractually obligated to make payments to certain of its university clients in exchange for contract extensions and various marketing and other rights. As of March 31, 2018, the future minimum payments due to university clients has not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Contingent Payments to University Clients

Under certain of the Company’s contracts in the Graduate Program Segment, the Company would be obligated to make future minimum program payments to a university client in the event that certain program metrics, partially associated with programs not yet launched, are not achieved. Due to the dependency of these calculations on future program launches, the amounts of any associated contingent payments cannot be reasonably estimated at this time.

6.             Debt

Lines of Credit

In the first quarter of 2018, the Company amended its $25.0 million revolving line of credit agreement to extend the maturity date through May 31, 2018. No amounts were outstanding under this credit agreement as of March 31, 2018 or December 31, 2017. The Company intends to extend this agreement under comparable terms, prior to expiration.

Certain of the Company’s operating lease agreements entered into prior to March 31, 2018 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2018, the Company has entered into standby letters of credit totaling $15.0 million as security deposits for the applicable leased facilities and in connection with government grants. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $10.0 million.

The Company’s $1.9 million revolving debt facilities related to the Short Course Segment expired and were not renewed as of March 31, 2018.

Government Grants

The Company has two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland, respectively, for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters. The loan with the State of Maryland has a maturity date of December 31, 2026, and the loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three months ended March 31, 2018 is immaterial.

7.             Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2018 and 2017 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

The Company’s effective tax rate was approximately 8% and 0% for the three months ended March 31, 2018 and 2017, respectively.  The Company’s tax benefit of $1.2 million for the three months ended March 31, 2018 primarily relates to the amortization of acquired intangible assets and losses generated in the Short Course Segment. The Company expects to continue to recognize a tax benefit in the future for the Short Course Segment to the extent that (i) the segment continues to generate pre-tax losses and (ii) the Short Course Segment’s deferred tax liabilities are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of its current and accumulated net operating losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). As of March 31, 2018, the Company is still evaluating certain components of the Tax Act; however, it has finalized its determination that no transitional tax is required. As the Company collects and compares necessary data and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, the Company may make adjustments to the provisional amounts recorded.

8.             Stockholders’ Equity

As of March 31, 2018, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2018, the Company had reserved a total of 13,673,324 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,334,612
Possible future issuance under 2014 Equity Incentive Plan	7,056,832
Outstanding restricted stock units	1,281,880
Available for future issuance under employee stock purchase plan	1,000,000
Total shares of common stock reserved for future issuance	13,673,324

The shares available for future issuance increased by 2,625,292 and 2,357,579 on January 1, 2018 and 2017, respectively, pursuant to the automatic share reserve increase provision under the 2014 Equity Incentive Plan (the “2014 Plan”).

9.             Stock-Based Compensation

The Company provides equity-based compensation awards to employees, independent contractors and directors as an effective means for attracting, retaining and motivating such individuals. The Company maintains two share-based compensation plans: the 2014 Equity Incentive Plan and the 2008 Stock Incentive Plan (the “2008 Plan”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards and began using the 2014 Plan for grants of new equity awards.

Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) provides (i) for two offering periods each year and (ii) that the purchase price for shares of the Company’s common stock purchased under the ESPP will be 90% of the lesser of the fair market value of 2U’s common stock on the purchase date or the fair market value of 2U’s common stock on the first day of the offering period. Eligible employees will be able to select a rate of payroll deduction between 1% and 15% of their salary or wage compensation received from the Company as in effect at the start of the offering period, subject to a maximum payroll deduction per calendar year of $25,000. The first offering period began on January 1, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Curriculum and teaching	$2	$—
Servicing and support	872	695
Technology and content development	711	646
Program marketing and sales	489	342
General and administrative	5,048	2,212
Total stock-based compensation expense	$7,122	$3,895

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted-Average Exercise Price per Share
Outstanding balance at December 31, 2017	4,559,176	$15.10
Granted	8,731	64.51
Exercised	(186,049)	11.40
Forfeited	(47,246)	36.50
Expired	—	—
Outstanding balance at March 31, 2018	4,334,612	15.12
Exercisable at March 31, 2018*	3,265,262	9.21

*                                         As of March 31, 2018, the aggregate intrinsic value of options exercisable was $244.3 million and such shares had a weighted-average remaining contractual term of 4.71 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2018:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2017	1,413,423	$29.95
Granted	64,184	64.51
Vested	(167,595)	11.45
Forfeited	(28,132)	35.67
Outstanding balance at March 31, 2018	1,281,880	33.97

10.          Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock options	4,334,612	4,803,073
Restricted stock units	1,281,880	1,244,229

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended March 31,
	2018	2017
Numerator (in thousands):
Net loss	$(14,871)	$(3,439)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	52,687,299	47,237,341
Net loss per share, basic and diluted	$(0.28)	$(0.07)

11.          Segment and Geographic Information

The Company’s operations consist of two operating segments and two reportable segments: the Graduate Program Segment and the Short Course Segment. The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Short Course Segment provides premium online short courses to working professionals around the world through relationships with leading universities in the United States, the United Kingdom and South Africa.

During the three months ended March 31, 2018, three university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated revenue, as follows: $20.7 million, $13.5 million and $9.6 million, which equals 22%, 15% and 10% of the Company’s consolidated revenue, respectively. During the three months ended March 31, 2017, four university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated revenue, as follows: $19.7 million, $11.7 million, $6.8 million and $6.5 million, which equals 30%, 18%, 11% and 10% of the Company’s consolidated revenue, respectively.

As of March 31, 2018, one university client in the Graduate Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $20.6 million, which equals 51% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2017, two university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $9.4 million and $2.0 million, which equals 67% and 14% of the Company’s consolidated accounts receivable, net balance, respectively.

For the Company’s Short Course Segment, revenue and accounts receivable are derived from individual students or third parties paying on their behalf, rather than directly from university clients. For the three months ended March 31, 2018, revenue associated with the short courses offered with the Company’s three largest university clients in this segment accounted for approximately 83% of the segment’s revenue and approximately 11% of the Company’s consolidated revenue on a combined basis. In this segment, no individual university client had revenue associated with it that accounted for 10% or more of the Company’s consolidated revenue for the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, none of the receivable, net balances in this segment accounted for more than 10% of the Company’s consolidated accounts receivable, net balance.

Segment Performance

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$80,559	$64,829
Short Course Segment**	11,729	—
Total revenue	$92,288	$64,829

Segment profitability**
Graduate Program Segment	$(274)	$3,908
Short Course Segment	(1,248)	—
Total segment profitability	$(1,522)	$3,908

Segment profitability margin***
Graduate Program Segment	(0.3)%	6.0%
Short Course Segment	(1.3)	—
Total segment profitability margin	(1.6)%	6.0%

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

***                           The Company defines segment profitability margin as segment profitability as a percentage of consolidated revenue.

The following table reconciles net loss to total segment profitability:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(14,871)	$(3,439)
Adjustments:
Interest income	(342)	(196)
Interest expense	27	—
Foreign currency loss	395	—
Depreciation and amortization expense	7,375	3,648
Income tax benefit	(1,228)	—
Stock-based compensation expense	7,122	3,895
Total adjustments	13,349	7,347
Total segment profitability	$(1,522)	$3,908

The Company’s total assets by segment are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Total assets
Graduate Program Segment	$372,405	$359,597
Short Course Segment	131,703	122,465
Total assets	$504,108	$482,062

Contract Assets and Liabilities

The Company’s contract assets and liabilities in each segment are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Contract assets
Graduate Program Segment accounts receivable, net	$32,766	$12,520
Graduate Program Segment unbilled revenue	6,130	666
Short Course Segment accounts receivable, net	1,350	988
Total contract assets	$40,246	$14,174

Contract liabilities
Graduate Program Segment deferred revenue	$12,931	$2,523
Short Course Segment deferred revenue	8,694	4,501
Total contract liabilities	$21,625	$7,024

Revenue recognized during the three months ended March 31, 2018 that was included in the deferred revenue balance at the beginning of the year was $2.5 million and $4.5 million related to the Graduate Program Segment and Short Course Segment, respectively.

Contract Acquisition Costs

The Graduate Program Segment had $0.1 million of net capitalized contract acquisition costs as of March 31, 2018. For the three months ended March 31, 2018, the Graduate Program Segment capitalized $0.1 million and recorded no amortization expense.

Geographical Information

The Company’s non-U.S. revenue for the three months ended March 31, 2018, determined based upon the university client’s functional currency, was $7.4 million, entirely from the Short Course Segment’s operations outside of the U.S. The Company did not have non-U.S. revenue for the three months ended March 31, 2017. The Company’s long-lived assets in non-U.S. countries as of March 31, 2018 and December 31, 2017 totaled approximately $0.9 million and $0.7 million, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Part I, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2018.

Overview

Our Business

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

•                  Our Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. We target students seeking a full graduate degree of the same quality they would receive on-campus.

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

Revenue

Graduate Program Segment

Our Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain of our university client contracts. Most of our contracts with university clients in this segment have 10 to 15 year initial terms.

Short Course Segment

Our Short Course Segment derives revenue directly from contracts with students for the tuition and fees paid to enroll in and progress through our short courses. Contractually specified percentages of the gross proceeds received from students are shared with the university clients, in the form of a royalty recognized on our condensed consolidated statements of operations and comprehensive loss as curriculum and teaching costs. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

Operating Costs

Our operating costs consist of the following:

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

Marketing and sales. Marketing and sales costs consist primarily of student acquisition activities across each of our segments. This includes the cost of online advertising and student generation, as well as cash and non-cash compensation and benefit costs (including stock-based compensation) for our graduate program and short course marketing, search engine optimization, marketing analytics and admissions application counseling personnel.

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

Results of Operations

First Quarter 2018 Highlights

•                  Revenue was $92.3 million, an increase of 42.4% from $64.8 million in the first quarter of 2017.

•                  Net loss was $(14.9) million, or $(0.28) per share, compared to $(3.4) million or $(0.07) per share, in the first quarter of 2017.

•                  Adjusted EBITDA loss was $(1.5) million, compared to adjusted EBITDA of $3.9 million in the first quarter of 2017.

•                  We launched four new graduate programs.

Revenue

Revenue for the three months ended March 31, 2018 was $92.3 million, an increase of 42.4%, from $64.8 million for the same period of 2017. Graduate Program Segment revenue was $80.6 million for the three months ended March 31, 2018, an increase of 24.3%, from $64.8 million for the same period of 2017, primarily due to a 24.8% increase in full course equivalent enrollments. We also reported incremental revenue of $11.7 million for the three months ended March 31, 2018 related to our Short Course Segment, which was created as a result of our acquisition of GetSmarter in July 2017.

Costs

Curriculum and teaching.  Curriculum and teaching costs for the three months ended March 31, 2018 were $4.3 million, and we did not incur any such costs in the same period of 2017.

Servicing and support.  Servicing and support costs for the three months ended March 31, 2018 were $15.2 million, an increase of $4.3 million or 39.4%, from $10.9 million for the same period of 2017. This was primarily due to a $2.7 million increase in cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in servicing and support by 34% to serve a growing number of students and faculty in existing and new graduate programs. Additionally, $1.1 million of the increase related to rent, travel, student immersion costs and other service and support costs associated with our Graduate Program Segment. The remainder of the increase related to servicing and support costs associated with our Short Course Segment.

Technology and content development.  Technology and content development costs for the three months ended March 31, 2018 were $13.8 million, an increase of $4.6 million or 50.3%, from $9.2 million for the same period of 2017. The increase was due in part to a $1.1 million increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development) in our Graduate Program Segment, as we increased our headcount in technology and content development by 40% to support the scaling of existing and launch of new graduate programs. This was also due to a $1.8 million increase related to higher amortization expense associated with capitalized technology and content development, as well as higher hosting and licensing costs, in our Graduate Program Segment due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment. The remaining increase of $1.7 million related to servicing and support costs associated with our Short Course Segment.

Marketing and sales.  Marketing and sales costs for the three months ended March 31, 2018 were $53.0 million, an increase of $18.4 million or 53.0%, from $34.7 million for the same period of 2017. The increase included $4.1 million of additional cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in marketing and sales by 35% to acquire students for, and drive revenue growth in existing and new graduate programs. Additionally, a $6.2 million increase related to direct internet marketing costs to acquire students for our Graduate Program Segment, and a $6.6 million increase related to marketing and sales costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support graduate program marketing efforts.

General and administrative.  General and administrative costs for the three months ended March 31, 2018 were $21.9 million, an increase of $8.2 million or 60.0%, from $13.7 million for the same period of 2017. This was primarily due to a $4.9 million increase in cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in general and administrative by 23% to support our growing business.  Other general and administrative costs in our Graduate Program Segment increased by $1.0 million due to higher consulting and other professional services, travel costs and rent and other facilities costs, partially offset by reductions in year-over-year costs after the integration of our enterprise resource planning system that was completed in the second quarter of 2017 in our Graduate Program Segment.  The remaining increase of $2.3 million related to general and administrative costs associated with our Short Course Segment.

Net Interest Income (Expense)

Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the amortization of deferred financing costs associated with our line of credit. Net interest income (expense) reflects the aggregation of interest income and interest expense. In the first three months of 2018, we earned net interest income of $315,000, compared to $196,000 in the same period of 2017.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net primarily consists of foreign currency gains and losses. For the three months ended March 31, 2018, we incurred other expense, net, of $395,000, compared to no activity in the same period of 2017.

Income Tax Benefit

Our income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2018 and 2017 were based on estimated full-year effective tax rates including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Our effective tax rate was approximately 8% and 0% for the three months ended March 31, 2018 and 2017, respectively.  Our tax benefit of $1.2 million for the three months ended March 31, 2018 primarily relates to the amortization of acquired intangible assets and losses generated in the Short Course Segment. We expect to continue to recognize a tax benefit in the future for the Short Course Segment to the extent that the segment continues to generate taxable losses and deferred tax liabilities that are in excess of deferred tax assets. To date, we have not been required to pay U.S. federal income taxes because of its current and accumulated net operating losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). As of March 31, 2018, we are still evaluating certain components of the Tax Act; however, we have finalized our determination that no transitional tax is required. As we collect and compare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts recorded.

Consolidated Statements of Operations as a Percentage of Revenue

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Costs and expenses
Curriculum and teaching	4.7	—
Servicing and support	16.5	16.8
Technology and content development	15.0	14.2
Program marketing and sales	57.5	53.5
General and administrative	23.7	21.1
Total costs and expenses	117.4	105.6
Loss from operations	(17.4)	(5.6)
Other income (expense):
Interest income	0.4	0.3
Interest expense	—	—
Other income (expense), net	(0.4)	—
Total other income (expense)	—	0.3
Loss before income taxes	(17.4)	(5.3)
Income tax benefit	1.3	—
Net loss	(16.1)%	(5.3)%

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, and revenue and the components of loss from operations in the section above entitled “—Components of Operating Results and Results of Operations,” we utilize full course equivalent enrollments as a key metric to evaluate the success of our growth strategy.

Full Course Equivalent Enrollments in Our University Clients’ Offerings

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

Average revenue per full course equivalent enrollment represents our weighted-average revenue per course across the mix of courses being offered during a period in each of our operating segments. This number is derived by dividing the total revenue for a period for each of our operating segments by the number of full course equivalent enrollments in the applicable segment during that same period. This amount may vary from period to period depending on the academic calendars of our university clients, the relative growth rates of our graduate programs and short courses, as applicable, and varying tuition levels.

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Graduate Program Segment and Short Course Segment for the periods presented.

	Three Months Ended March 31,
	2018	2017
Graduate Program Segment
Full course equivalent enrollments	29,770	23,857
Average revenue per full course equivalent enrollment	$2,706	$2,717
Short Course Segment
Full course equivalent enrollments	6,002	—
Average revenue per full course equivalent enrollment	$1,954	$—

Of the increase in graduate program full course equivalent enrollments for the three months ended March 31, 2018, 2,244 or 37.9% were attributable to graduate programs launched during the preceding 12 months.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(14,871)	$(3,439)
Adjustments:
Interest income	(342)	(196)
Interest expense	27	—
Foreign currency loss	395	—
Depreciation and amortization expense	7,375	3,648
Income tax benefit	(1,228)	—
Stock-based compensation expense	7,122	3,895
Total adjustments	13,349	7,347
Adjusted EBITDA (loss)	$(1,522)	$3,908

Capital Resources and Liquidity

Capital Expenditures

During the three months ended March 31, 2018, we had capital asset additions of $31.0 million, which were comprised of $21.7 million in capitalized technology and content development, $5.7 million of trade and domain names, $2.3 million of leasehold improvements, and $1.3 million of other property and equipment. The $31.0 million of capital asset additions consisted of $23.6 million in cash capital expenditures and $7.4 million of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which we have an accrued liability.  For the full year of 2018, we expect new capital asset additions of approximately $72 to $75 million, of which approximately $2 to $3 million will be funded by landlord leasehold improvement allowances.

Sources of Liquidity

Lines of Credit

In June 2017, we amended our credit agreement with Comerica Bank (“Comerica”) for a $25.0 million revolving line of credit pursuant to which, among other things, Comerica consented to our acquisition of GetSmarter and our formation of certain subsidiaries in connection therewith, and we extended the maturity date through July 31, 2017. In the first quarter of 2018, we further amended our credit agreement to extend the maturity date through May 31, 2018. No amounts were outstanding under this credit agreement as of March 31, 2018 or December 31, 2017.

Certain of our operating lease agreements entered into prior to March 31, 2018 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2018, we had entered into standby letters of credit totaling $15.0 million, as security deposits for the applicable leased facilities and in connection with government grants. These letters of credit reduced the aggregate amount we may borrow under its revolving line of credit to $10.0 million.

Under this revolving line of credit, we have the option of borrowing funds subject to (i) a base rate, which is equal to 1.5% plus the greater of Comerica’s prime rate, the federal funds rate plus 1% or the 30 day LIBOR plus 1%, or (ii) LIBOR plus 2.5%. For amounts borrowed under the base rate, we may make interest-only payments quarterly, and may prepay such amounts with no penalty. For amounts borrowed under LIBOR, we may make interest-only payments in periods of one, two and three months and will be subject to a prepayment penalty if we repay such borrowed amounts before the end of the interest period.

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our graduate programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of March 31, 2018 and December 31, 2017, our adjusted quick ratios were 4.74 and 5.44, respectively.

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

Our $1.9 million revolving debt facilities related to the Short Course Segment expired and were not renewed as of March 31, 2018.

Government Grants

In June 2017, we entered into two conditional loan agreements with Prince George’s County, Maryland and the State of Maryland, respectively, for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters.  The loan with the State of Maryland has a maturity date of December 31, 2026, and the loan with Prince George’s County, Maryland has a maturity date of June 22, 2027.

Working Capital

Our cash as of March 31, 2018 was held for working capital purposes. Our working capital as of March 31, 2018 and December 31, 2017 was $155.4 million and $190.1 million, respectively. We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating activities	$(18,832)	$(11,599)
Investing activities	(23,661)	(14,293)
Financing activities	1,118	51
Effects of exchange rate changes on cash	115	—
Net changes in cash and cash equivalents	$(41,260)	$(25,841)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $18.8 million, an increase of $7.2 million or 62.4% from $11.6 million for the same period of 2017. This was primarily due to an $11.4 million increase in consolidated net loss and a $9.0 million increase in cash used in working capital in our Graduate Program Segment, partially offset by a $6.3 million increase in cash provided by working capital in our Short Course Segment, as well as combined non-cash increases of $6.9 million in stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $23.7 million, an increase of $9.4 million or 65.7% from $14.3 million for the same period of 2017. This was primarily due to a $16.9 million increase in additions to amortizable intangible assets to support a greater number of launched graduate programs and short courses, partially offset by a $7.5 million decrease in purchases of property, plant and equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $1.1 million, an increase of $1.0 million from $0.1 million for the same period of 2017. This was primarily due to a $1.6 million increase in proceeds received from the exercise of stock options, partially offset by $0.6 million of additional payments of employee withholding taxes related to the release of restricted stock units.

Other

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and concluded that doing so did not have a material impact on the amount and timing of either our revenue or costs. As part of our assessment, we completed reviews of our contracts and evaluated our costs, including costs of obtaining contracts with our university clients and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of January 1, 2018, and no cumulative adjustment was recorded. Further, the amounts reported as of March 31, 2018 on our accompanying condensed consolidated balance sheet and the results of operations for the three months ended March 31, 2018 reported on the accompanying condensed consolidated statement of operations and comprehensive loss would not have been materially different than under legacy U.S. GAAP (i.e., Topic 605).

We generate substantially all of our revenue from contractual arrangements with either our university clients or students to provide a comprehensive platform of tightly integrated technology and technology enabled services related to graduate programs and short courses.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain university client contracts. Our contracts with university clients in this segment have 10 to 15 year initial terms and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The fees received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. The fees are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. A refund allowance is established for our share of tuition and fees ultimately uncollected by university clients.

Our Short Course Segment derives revenue directly from contracts with students for the tuition and fees paid to enroll in and progress through our short courses which run between six and 16 weeks. Our contracts with students in this segment have multiple performance obligations as the delivery of the short course and student support services are each considered distinct performance obligations. These performance obligations are each satisfied ratably over the same short course presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the gross proceeds received from our students and share contractually specified percentages with our university clients, for providing short course content and certification, in the form of a royalty recognized as curriculum and teaching costs on our condensed consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

We do not disclose the value of unsatisfied performance obligations for our Graduate Program Segment because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. We do not disclose the value of unsatisfied performance obligations for our Short Course Segment because the performance obligation is part of a contract that has an original duration of less than one year.

Contract Acquisition Costs

We incur certain acquisition costs related to obtaining our contracts in our Graduate Program Segment. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract.

With respect to contract acquisition costs in our Short Course Segment, we have elected a practical expedient to expense these costs as incurred, as the terms of contracts with students in this segment are less than one year.

Payments to University Clients

We are contractually obligated to make payments to certain of our university clients in exchange for contract extensions and various marketing and other rights. Generally, these amounts are capitalized and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on our condensed consolidated balance sheets. Our accounts receivable, net also includes unbilled revenue. Accounts receivable, net is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable, net. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We recognize unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in our Graduate Program Segment because billings to university clients does not occur until after the academic term has commenced and final enrollment information is available.

Deferred revenue as of each balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed consolidated balance sheets. We generally receive payments for our share of tuition and fees from graduate program university clients early in each academic term and from short course students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of the business acquired. Our goodwill balance was established in connection with our acquisition of GetSmarter in 2017. Beginning in 2018, we will review goodwill at least annually, as of October 1, for possible impairment. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We will test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We initially will assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. We will review our goodwill for impairment using the two-step process if we decide to bypass the qualitative assessment or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative assessment. Upon the completion of the two-step process, we may be required to recognize an impairment based on the difference between the carrying value and the fair value of the goodwill recorded.

Internally-Developed Intangible Assets

Capitalized Technology

We capitalize certain costs related to internal-use software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our and the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three years.

Capitalized Content Development

We develop content for each offering on a course-by-course basis in conjunction with the faculty for each graduate program and short course. University clients and their faculty generally provide materials used for the course in an on-campus setting, including curricula, case studies and other reading materials, and presentations. We are responsible for the conversion of the materials into a format suitable for delivery through our online learning platform, including all expenses associated with this effort. With regard to the Graduate Program Segment, the development of content is part of our single performance obligation and is considered a contract fulfillment cost.

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the university clients’ programs for delivery via our online learning platform. Capitalization ends when content has been fully developed by both us and the university client, at which time amortization of the capitalized content development costs begin. The capitalized costs for each offering are recorded on a course-by-course basis and included in capitalized content costs in amortizable intangibles, net on our condensed consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective course, which is generally five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by program faculty members for similar on-campus programs. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to lunch.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock awards. Stock option awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock options granted, and expected volatility is based on the historical volatilities of our common stock. For awards subject to service-based vesting conditions, we recognize compensation expense on a straight-line basis over the requisite service period of the award. Prior to January 1, 2017, we adjusted stock-based compensation expense for estimated forfeitures. Beginning on January 1, 2017, we account for forfeitures (and the impact on stock-based compensation expense) as they occur. Stock options subject to service-based vesting generally vest at various times from the date of the grant, with most stock options vesting in tranches, generally over a period of four years. Restricted stock units subject to service-based vesting generally vest 25% on each anniversary of the grant date over four years.

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We account for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, determines the amount of benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur if we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense on our consolidated statements of operations.

Recent Accounting Pronouncements

Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 27, 2018, except for the changes in foreign currency exchange risk resulting from our acquisition of GetSmarter, as described below.

Foreign Currency Exchange Risk

Prior to July 1, 2017, we did not have significant foreign currency exchange risk. Beginning in the third quarter of 2017, with the acquisition of GetSmarter, we now transact material business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses in South Africa and the United Kingdom. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. As a result, we would experience increased revenue and operating expenses in our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses in our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. Translation adjustments are included as a separate component of stockholders’ equity.

For the three months ended March 31, 2018 and 2017, our foreign currency translation adjustment was a gain of $4.6 million and zero, respectively. For the three months ended March 31, 2018 and 2017, we recognized a foreign currency exchange loss of $0.4 million and zero, respectively, included on our consolidated statements of operations and comprehensive loss. The foreign exchange rate volatility of the 12 months ending March 31, 2018 was 9.1% and 6.8% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented.

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2018.

We are in the process of evaluating the existing controls and procedures of GetSmarter and integrating GetSmarter into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the acquisition is completed, we excluded GetSmarter from our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

We made no changes in internal control over financial reporting during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control to integrate the business we acquired in the GetSmarter acquisition.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 27, 2018, remain current in all material respects. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

2U, Inc.

May 3, 2018	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 3, 2018	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer