Form 10-Q
period 2018-06-30
2U, Inc.
filed 2018-08-02
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 30, 2018, there were 57,424,850 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$488,834	$223,370
Accounts receivable, net	50,031	14,174
Prepaid expenses and other assets	15,087	10,509
Total current assets	553,952	248,053
Property and equipment, net	50,264	49,055
Goodwill	64,873	71,988
Amortizable intangible assets, net	126,062	90,761
Prepaid expenses and other assets, non-current	30,313	22,205
Total assets	$825,464	$482,062
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$32,055	$22,629
Accrued compensation and related benefits	16,956	19,017
Deferred revenue	30,862	7,024
Other current liabilities	17,096	9,330
Total current liabilities	96,969	58,000
Deferred government grant obligations	3,500	3,500
Deferred tax liabilities, net	6,935	10,087
Lease-related and other liabilities, non-current	24,613	22,643
Total liabilities	132,017	94,230
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,315,585 shares issued and outstanding as of June 30, 2018; 52,505,856 shares issued and outstanding as of December 31, 2017	57	53
Additional paid-in capital	936,664	588,289
Accumulated deficit	(239,054)	(205,836)
Accumulated other comprehensive income (loss)	(4,220)	5,326
Total stockholders’ equity	693,447	387,832
Total liabilities and stockholders’ equity	$825,464	$482,062

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$97,423	$64,995	$189,711	$129,824
Costs and expenses
Curriculum and teaching	6,007	—	10,314	—
Servicing and support	17,297	13,458	32,530	24,383
Technology and content development	15,235	11,140	29,075	20,345
Marketing and sales	58,376	37,242	111,434	71,912
General and administrative	22,480	13,930	44,349	27,594
Total costs and expenses	119,395	75,770	227,702	144,234
Loss from operations	(21,972)	(10,775)	(37,991)	(14,410)
Interest income	912	53	1,254	249
Interest expense	(27)	(1)	(54)	(1)
Other income (expense), net	(825)	(1,031)	(1,220)	(1,031)
Loss before income taxes	(21,912)	(11,754)	(38,011)	(15,193)
Income tax benefit	3,565	—	4,793	—
Net loss	$(18,347)	$(11,754)	$(33,218)	$(15,193)
Net loss per share, basic and diluted	$(0.33)	$(0.25)	$(0.62)	$(0.32)
Weighted-average shares of common stock outstanding, basic and diluted	54,981,192	47,668,397	53,840,582	47,454,059
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(14,178)	—	(9,546)	—
Comprehensive loss	$(32,525)	$(11,754)	$(42,764)	$(15,193)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited, in thousands, except share amounts)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2017	52,505,856	$53	$588,289	$(205,836)	$5,326	$387,832
Exercise of stock options	501,531	—	4,793	—	—	4,793
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	474,864	—	(3,407)	—	—	(3,407)
Issuance of common stock in connection with a public offering of common stock, net of offering costs	3,833,334	4	330,858			330,862
Stock-based compensation expense	—	—	16,131	—	—	16,131
Net loss	—	—	—	(33,218)	—	(33,218)
Foreign currency translation adjustment	—	—	—	—	(9,546)	(9,546)
Balance, June 30, 2018	57,315,585	$57	$936,664	$(239,054)	$(4,220)	$693,447

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(33,218)	$(15,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,783	7,431
Stock-based compensation expense	16,131	9,390
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(35,932)	(15,566)
(Increase) decrease in prepaid expenses and other assets	(3,705)	179
Increase in accounts payable and accrued expenses	10,207	5,135
(Decrease) increase in accrued compensation and related benefits	(1,998)	1,417
Increase in deferred revenue	24,086	4,228
Increase in payments to university clients	(8,923)	(7,471)
(Decrease) increase in other liabilities, net	(2,854)	1,282
Other	1,221	1,031
Net cash used in operating activities	(20,202)	(8,137)
Cash flows from investing activities
Additions of amortizable intangible assets	(40,039)	(10,808)
Purchases of property and equipment	(5,124)	(15,449)
Advances made to university clients	(100)	—
Net cash used in investing activities	(45,263)	(26,257)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	330,862	—
Proceeds from exercise of stock options	4,793	2,908
Tax withholding payments associated with settlement of restricted stock units	(3,407)	(1,291)
Proceeds from debt	—	3,500
Net cash provided by financing activities	332,248	5,117
Effect of exchange rate changes on cash	(1,319)	(1,031)
Net increase (decrease) in cash, cash equivalents and restricted cash	265,464	(30,308)
Cash, cash equivalents and restricted cash, beginning of period	223,370	168,730
Cash, cash equivalents and restricted cash, end of period	$488,834	$138,422

See accompanying notes to condensed consolidated financial statements.

2U, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Organization

2U, Inc. (together with its subsidiaries, the “Company”) is a leading education technology company that well-recognized nonprofit colleges and universities trust to bring them into the digital age. The Company’s comprehensive platform of tightly integrated technology and services provides the digital infrastructure universities need to attract, enroll, educate and support students at scale. With the Company’s platform, students can pursue their education anytime, anywhere, without quitting their jobs or moving; and university clients can improve educational outcomes, skills attainment and career prospects for a greater number of students.

The Company’s operations consist of two operating segments, which are also its two reportable segments: the Graduate Program Segment and the Short Course Segment. The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Short Course Segment provides premium online short courses to working professionals around the world through relationships with leading universities in the United States, the United Kingdom and South Africa.

2.                                      Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its wholly owned subsidiaries. As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2018 and 2017 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.

Reclassifications

The Company has reclassified capitalized technology and content development, as well as other amortizable intangible assets, into amortizable intangible assets on the condensed consolidated statements of cash flows for the six months ended June 30, 2017. In addition, certain other prior period amounts on the condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on cash flows from operating, investing or financing activities previously reported for any periods presented.

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

Restricted Cash

As of June 30, 2018 and December 31, 2017, the Company held restricted cash balances of $0.1 million and zero dollars, respectively. As of June 30, 2017, the Company held a restricted cash balance of $101.0 million in connection with the Company’s acquisition of GetSmarter on July 1, 2017.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and has concluded that doing so did not have a material impact on the amount and timing of either its revenue or costs. As part of its assessment, the Company completed reviews of its contracts and evaluated its costs, including costs of obtaining contracts with its university clients and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of January 1, 2018, and no cumulative adjustment was recorded. Further, the amounts reported as of June 30, 2018 on the condensed consolidated balance sheets and the results of operations for the three and six months ended June 30, 2018 reported on the condensed consolidated statements of operations and comprehensive loss would not have been materially different than under legacy U.S. GAAP (i.e., Topic 605).

The Company generates substantially all of its revenue from contractual arrangements with either its university clients or students to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support its graduate programs and short courses.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts the Company’s university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges the Company has agreed to exclude in certain university client contracts. The Company’s contracts with university clients in this segment have 10 to 15 year initial terms and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. A refund allowance is established for the Company’s share of tuition and fees ultimately uncollected by university clients.

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

Contract Acquisition Costs

The Company pays commissions to certain of its employees to obtain contracts with university clients in the Graduate Program Segment. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the expected life, which is generally the length of the contract.

With respect to contract acquisition costs in the Short Course Segment, the Company has elected to apply the practical expedient in ASC Topic 606 to expense these costs as incurred, as the terms of contracts with students in this segment are less than one year.

Payments to University Clients

Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. Generally, these amounts are capitalized and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins.

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

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the university clients’ offerings for delivery via the Company’s online learning platform. Capitalization ends when content has been fully developed by both the Company and the university client, at which time amortization of the capitalized content development costs begins. The capitalized costs for each offering are recorded on a course-by-course basis and included in capitalized content costs in amortizable intangible assets, net on the Company’s condensed consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective course, which is generally four to five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by faculty members for similar on-campus offerings. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to launch.

Marketing and Sales Costs

The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its university clients’ graduate programs, with lesser amounts related to acquiring students for its short courses and marketing and advertising efforts related to the Company’s own brand. For the six months ended June 30, 2018, costs related to the Company’s marketing and advertising of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2018 and December 31, 2017, the Company had $12.3 million and $11.7 million, respectively, of accrued marketing costs included in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets.

Non-Cash Long-Lived Asset Additions

During the six months ended June 30, 2018, the Company had capital asset additions of $55.2 million in property and equipment and capitalized technology and content development, of which $10.0 million consisted of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which a liability was accrued.

During the six months ended June 30, 2017, the Company had capital asset additions of $31.6 million in property and equipment and capitalized technology and content development, of which $5.3 million consisted of non-cash capital expenditures.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact that this standard will have on its consolidated financial position or related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU introduces a model for lessees requiring most leases to be reported on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and the Company will adopt this ASU in the first quarter of 2019. The Company is currently evaluating the effect that this ASU will have on its consolidated financial position and related disclosures and is in the process of considering changes to its systems and processes in conjunction with the review of its lease agreements. The Company believes that this standard may materially increase its other non-current assets and non-current liabilities on the consolidated balance sheets in order to record right-of-use assets and related liabilities for its existing operating leases, however, the standard is not expected to have a material impact on the Company’s results of operations or cash flows.

3.                                      Business Combination

On July 1, 2017, the Company, through a wholly owned subsidiary (“2U South Africa”), completed its acquisition of all of the outstanding equity interests of GetSmarter pursuant to a Share Sale Agreement, dated as of May 1, 2017 (the “Share Sale Agreement”), as amended by an addendum, dated as of June 29, 2017, for a net purchase price of $98.7 million in cash. In addition, 2U South Africa agreed to pay a potential earn out payment of up to $20.0 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. The valuation of the assets acquired and liabilities assumed (i.e., purchase price allocation) was completed as of December 31, 2017. As of June 30, 2018, there has been no material change in the expected earnout payment from the final valuation of the purchase price allocation since December 31, 2017.

The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the three and six months ended June 30, 2017 as if the acquisition of GetSmarter had occurred on January 1, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands, except per share amounts)
Pro forma revenue	$68,481	$137,518
Pro forma net loss	(14,610)	(19,367)
Pro forma net loss per share, basic and diluted	$(0.31)	$(0.41)

4.             Goodwill and Amortizable Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Graduate Program Segment	Short Course Segment	Total
	(in thousands)
Balance as of December 31, 2017	$—	$71,988	$71,988
Foreign currency translation adjustments	—	(7,115)	(7,115)
Balance as of June 30, 2018	$—	$64,873	$64,873

Amortizable intangible assets consisted of the following as of:

		June 30, 2018			December 31, 2017
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3	$59,549	$(12,269)	$47,280	$27,108	$(9,486)	$17,622
Capitalized content development	4-5	65,981	(25,988)	39,993	55,872	(21,417)	34,455
University client relationships	9	26,757	(2,973)	23,784	29,443	(1,636)	27,807
Trade names and domain names	10	17,040	(2,035)	15,005	12,119	(1,242)	10,877
Total amortizable intangible assets, net		$169,327	$(43,265)	$126,062	$124,542	$(33,781)	$90,761

Included in the amounts presented above are $30.6 million and $15.6 million of in process capitalized technology and content development as of June 30, 2018 and December 31, 2017, respectively.

In the first half of 2018, the Company acquired certain third party technologies to enhance the Company’s proprietary operating system, 2UOS, for aggregate consideration of $9.5 million. These amounts are classified as capitalized technology within amortizable intangible assets, net, on the Company’s condensed consolidated balance sheet. Additionally, during the same period the Company purchased several active websites and additional domains for consideration of $5.7 million to support the marketing efforts of certain graduate programs. As of June 30, 2018, these acquired assets are classified in trade names and domain names within amortizable intangible assets, net, on the Company’s condensed consolidated balance sheets.

In the first quarter of 2018, the Company entered into an agreement with WeWork Companies, Inc. (“WeWork”) and Flatiron School, Inc., a wholly owned subsidiary of WeWork, to purchase a perpetual source code license for the Learn.co platform and certain integration software development services for $14.5 million. As of June 30, 2018, the Company has recorded capitalized technology of $13.2 million related to this agreement in amortizable intangible assets, net on the Company’s condensed consolidated balance sheets, of which $4.2 million has been accrued as a current liability. The remaining $1.3 million is payable under the agreement upon the achievement of certain milestones related to the software development services. In addition, the Company entered into a multi-year agreement to purchase Global Access Memberships to WeWork spaces around the world that will be provided to students in 2U-powered online graduate programs, an agreement to offer $5 million in scholarships to certain WeWork community members and employees. In addition, WeWork and the Company plan to collaborate on jointly developing a Future of Learning and Work center.

The Company recorded amortization expense related to amortizable intangible assets of $5.5 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded amortization expense related to amortizable intangible assets of $10.7 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

Remainder of 2018	$12,531
2019	20,973
2020	17,978
2021	13,665
2022	9,924
Thereafter	20,362
Total	$95,433

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

Marketing and Sales Commitments

Certain of the agreements entered into between the Company and its university clients in the Graduate Program Segment require the Company to commit to meet certain staffing and spending investment thresholds related to marketing and sales activities. In addition, certain of the agreements in the Graduate Program Segment require the Company to invest up to agreed upon levels in marketing the programs to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.

Future Minimum Payments to University Clients

Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of June 30, 2018, the future minimum payments due to university clients has not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Contingent Payments to University Clients

Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company would be obligated to make future minimum program payments to a university client in the event that certain program metrics, partially associated with programs not yet launched, are not achieved. Due to the dependency of these calculations on future program launches, the amounts of any associated contingent payments cannot be reasonably estimated at this time.

6.             Debt

Lines of Credit

Effective in the second quarter of 2018, the Company amended its $25.0 million revolving line of credit agreement to extend the maturity date through September 30, 2018. No amounts were outstanding under this credit agreement as of June 30, 2018 or December 31, 2017. The Company intends to extend this agreement under comparable terms, prior to expiration.

Certain of the Company’s operating lease agreements entered into prior to June 30, 2018 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2018, the Company has entered into standby letters of credit totaling $15.0 million as security deposits for the applicable leased facilities and in connection with government grants. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $10.0 million.

The Company’s $1.9 million revolving debt facilities related to the Short Course Segment expired on March 31, 2018 and were not renewed.

Government Grants

The Company has two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland, respectively, for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters. The loan with the State of Maryland has a maturity date of December 31, 2026, and the loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and six months ended June 30, 2018 and 2017 is immaterial.

7.             Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three and six months ended June 30, 2018 and 2017 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

The Company’s effective tax rate was approximately 16% and 0% for the three months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 13% and 0% for the six months ended June 30, 2018 and 2017, respectively.  A one-time tax benefit of approximately $3.0 million related to an asset acquisition of certain third-party technologies is included in the Company’s income tax benefit for the three and six months ended June 30, 2018. This benefit relates to the reversal of the Company’s tax valuation allowance that was no longer needed as a result of establishing a net deferred tax liability. Excluding the one-time tax benefit, the Company’s tax benefit of $0.6 million and $1.8 million for the three and six months ended June 30, 2018, respectively, related to losses generated by operations and the amortization of acquired intangibles in the Short Course Segment that are expected to be realized through future reversing taxable temporary differences. The Company expects to continue to recognize a tax benefit in the future for the Short Course Segment to the extent that this segment continues to generate pre-tax losses while carrying  deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). As of June 30, 2018, the Company is still evaluating certain components of the Tax Act; however, it has finalized its determination that no transitional tax is required. As the Company collects and compares necessary data and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, the Company may make adjustments to the provisional amounts recorded.

8.             Stockholders’ Equity

On May 22, 2018 the Company sold 3,833,334 shares of our common stock to the public, including 500,000 shares sold pursuant to the underwriters’ over-allotment option. The Company received net proceeds of $330.8 million, which the Company intends to use for working capital and other general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses as well as the strategic acquisitions of, or investment in, complementary products, technologies, solutions or businesses.

As of June 30, 2018, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2018, the Company had reserved a total of 13,037,089 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,659,638
Possible future issuance under 2014 Equity Incentive Plan	6,096,824
Outstanding restricted stock units	1,280,627
Available for future issuance under employee stock purchase plan	1,000,000
Total shares of common stock reserved for future issuance	13,037,089

The shares available for future issuance increased by 2,625,292 and 2,357,579 on January 1, 2018 and 2017, respectively, pursuant to the automatic share reserve increase provision under the 2014 Equity Incentive Plan (the “2014 Plan”).

9.             Stock-Based Compensation

The Company provides equity-based compensation awards to employees, independent contractors and directors as an effective means for attracting, retaining and motivating such individuals. The Company maintains two share-based compensation plans: the 2014 Plan and the 2008 Stock Incentive Plan (the “2008 Plan”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards and began using the 2014 Plan for grants of new equity awards.

Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) provides (i) for two offering periods each year and (ii) that the purchase price for shares of the Company’s common stock purchased under the ESPP will be 90% of the lesser of the fair market value of 2U’s common stock on the purchase date or the fair market value of 2U’s common stock on the first day of the offering period. Participating eligible employees select a rate of payroll deduction between 1% and 15% of their salary or wage compensation received from the Company as in effect at the start of the offering period, subject to a maximum payroll deduction per calendar year of $25,000. Participation in the ESPP began on January 1, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards is included in the following line items in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Curriculum and teaching	$5	$—	$7	$—
Servicing and support	1,320	1,161	2,192	1,856
Technology and content development	1,075	897	1,786	1,543
Marketing and sales	718	430	1,207	772
General and administrative	5,891	3,007	10,939	5,219
Total stock-based compensation expense	$9,009	$5,495	$16,131	$9,390

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted-Average Exercise Price per Share
Outstanding balance at December 31, 2017	4,559,176	$15.10
Granted	655,524	84.12
Exercised	(501,531)	9.56
Forfeited	(53,531)	35.69
Expired	—	—
Outstanding balance at June 30, 2018	4,659,638	25.17
Exercisable at June 30, 2018*	3,201,819	11.26

*                                         As of June 30, 2018, the aggregate intrinsic value of options exercisable was $231.5 million and such shares had a weighted-average remaining contractual term of 4.73 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the six months ended June 30, 2018:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2017	1,413,423	$29.95
Granted	440,818	81.39
Vested	(517,050)	23.34
Forfeited	(56,564)	36.38
Outstanding balance at June 30, 2018	1,280,627	50.04

10.          Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2018 and 2017:

	Three and Six Months Ended June 30,
	2018	2017
Stock options	4,659,638	5,095,909
Restricted stock units	1,280,627	1,355,393

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator (in thousands):
Net loss	$(18,347)	$(11,754)	$(33,218)	$(15,193)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	54,981,192	47,668,397	53,840,582	47,454,059
Net loss per share, basic and diluted	$(0.33)	$(0.25)	$(0.62)	$(0.32)

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

During the three months ended June 30, 2018, three university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated revenue, as follows: $20.4 million, $13.1 million and $10.2 million, which equals 21%, 13% and 10% of the Company’s consolidated revenue, respectively. During the three months ended June 30, 2017, four university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated revenue, as follows: $19.1 million, $12.1 million, $6.9 million and $6.8 million, which equals 29%, 19%, 11% and 10%  of the Company’s consolidated revenue, respectively.

During the six months ended June 30, 2018, three university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated revenue, as follows: $41.1 million, $26.5 million and $19.8 million, which equals 22%, 14% and 10% of the Company’s consolidated revenue, respectively. During the six months ended June 30, 2017, four university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated revenue, as follows: $38.8 million, $23.8 million, $13.8 million and $13.2 million, which equals 30%, 18%, 11% and 10% of the Company’s consolidated revenue, respectively.

As of June 30, 2018, two university clients in the Graduate Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $26.5 million and $7.5 million, which equals 53%  and 15% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2017, two university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $9.4 million and $2.0 million, which equals 67% and 14% of the Company’s consolidated accounts receivable, net balance, respectively.

For the Company’s Short Course Segment, there were no customers that accounted for 10% or more of the Company’s consolidated revenue for the three and six month periods ending June 30, 2018 and 2017, or accounts receivable, net balance, as of June 30, 2018 and December 31, 2017, as such amounts are derived from individual students or third parties paying on their behalf, rather than directly from university clients. For the three months ended June 30, 2018, revenue associated with the short courses offered with the Company’s three largest university clients in this segment accounted for approximately 83% of the segment’s revenue and approximately 14% of the Company’s consolidated revenue. For the six months ended June 30, 2018, revenue associated with the short courses offered with the Company’s three largest university clients in this segment accounted for approximately 83% of the segment’s revenue and approximately 12% of the Company’s consolidated revenue. In this segment, no individual university client had revenue associated with it that accounted for 10% or more of the Company’s consolidated revenue for the three and six months ended June 30, 2018.

Segment Performance

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue by segment*
Graduate Program Segment	$81,209	$64,995	$161,768	$129,824
Short Course Segment	16,214	—	27,943	—
Total revenue	$97,423	$64,995	$189,711	$129,824

Segment profitability**
Graduate Program Segment	$(5,905)	$(1,497)	$(6,179)	$2,411
Short Course Segment	350	—	(898)	—
Total segment profitability	$(5,555)	$(1,497)	$(7,077)	$2,411

Segment profitability margin***
Graduate Program Segment	(6.1)%	(2.3)%	(3.2)%	1.9%
Short Course Segment	0.4	—	(0.5)	—
Total segment profitability margin	(5.7)%	(2.3)%	(3.7)%	1.9%

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

***                           The Company defines segment profitability margin as segment profitability as a percentage of consolidated revenue.

The following table reconciles net loss to total segment profitability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(18,347)	$(11,754)	$(33,218)	$(15,193)
Adjustments:
Interest income	(912)	(53)	(1,254)	(249)
Interest expense	27	1	54	1
Foreign currency loss	825	1,031	1,220	1,031
Depreciation and amortization expense	7,408	3,783	14,783	7,431
Income tax benefit	(3,565)	—	(4,793)	—
Stock-based compensation expense	9,009	5,495	16,131	9,390
Total adjustments	12,792	10,257	26,141	17,604
Total segment profitability	$(5,555)	$(1,497)	$(7,077)	$2,411

The Company’s total assets by segment are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Total assets
Graduate Program Segment	$711,291	$359,597
Short Course Segment	114,173	122,465
Total assets	$825,464	$482,062

Contract Assets and Liabilities

The Company’s contract assets and liabilities in each segment are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Contract assets
Graduate Program Segment accounts receivable, net	$34,758	$12,520
Graduate Program Segment unbilled revenue	13,776	666
Short Course Segment accounts receivable, net	1,277	988
Total contract assets	$49,811	$14,174

Contract liabilities
Graduate Program Segment deferred revenue	$22,829	$2,523
Short Course Segment deferred revenue	8,033	4,501
Total contract liabilities	$30,862	$7,024

For the Graduate Program Segment, revenue recognized during the three and six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the year was $0.0 million and $2.5 million, respectively. For the Short Course Segment, revenue recognized during the three and six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the year was $0.0 million and $4.5 million, respectively.

Contract Acquisition Costs

The Graduate Program Segment had $0.3 million of net capitalized contract acquisition costs as of June 30, 2018. For the three months ended June 30, 2018, the Company capitalized $0.2 million and recorded no amortization expense in the Graduate Program Segment. For the six months ended June 30, 2018, the Company capitalized $0.3 million and recorded no amortization expense in the Graduate Program Segment.

Geographical Information

The Company’s non-U.S. revenue for the three and six months ended June 30, 2018, determined based upon the university client’s functional currency, was $9.8 million and $17.2 million, respectively, entirely from the Short Course Segment’s operations outside of the U.S. The Company did not have non-U.S. revenue for the three and six months ended June 30, 2017. The Company’s long-lived assets in non-U.S. countries as of June 30, 2018 and December 31, 2017 totaled approximately $1.1 million and $0.7 million, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Unless the context otherwise requires, all references to the “we”, “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2018.

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

Recent Developments

On May 22, 2018 we sold 3,833,334 shares of our common stock to the public, including 500,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $330.8 million, which we intend to use for working capital and other general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses as well as the strategic acquisitions of, or investment in, complementary products, technologies, solutions or businesses.

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

Results of Operations

Second Quarter 2018 Highlights

•                  Revenue was $97.4 million, an increase of 49.9% from $65.0 million in the second quarter of 2017.

•                  Net loss was $(18.3) million, or $(0.33) per share, compared to $(11.8) million or $(0.25) per share, in the second quarter of 2017.

•                  Adjusted EBITDA loss was $(5.6) million, compared to $(1.5) million in the second quarter of 2017.

•                  We launched five new graduate programs.

Revenue

Revenue for the three months ended June 30, 2018 was $97.4 million, an increase of 49.9%, from $65.0 million for the same period of 2017. Graduate Program Segment revenue was $81.2 million for the three months ended June 30, 2018, an increase of 25.0%, from $65.0 million for the same period of 2017, primarily due to a 27.8% increase in full course equivalent enrollments. We also reported incremental revenue of $16.2 million for the three months ended June 30, 2018 related to our Short Course Segment, which was created as a result of our acquisition of GetSmarter in July 2017.

Revenue for the six months ended June 30, 2018 was $189.7 million, an increase of 46.1%, from $129.8 million for the same period of 2017. Graduate Program Segment revenue was $161.8 million for the six months ended June 30, 2018, an increase of 24.6%, from $129.8 million for the same period of 2017, primarily due to a 26.3% increase in full course equivalent enrollments. We also reported incremental revenue of $27.9 million for the six months ended June 30, 2018 related to our Short Course Segment, which was created as a result of our acquisition of GetSmarter in July 2017.

Costs

Curriculum and teaching.  Curriculum and teaching costs for the three months ended June 30, 2018 were $6.0 million, and we did not incur any such costs in the same period of 2017, as a result of our acquisition of GetSmarter in July 2017.

Curriculum and teaching costs for the six months ended June 30, 2018 were $10.3 million, and we did not incur any such costs in the same period of 2017, as a result of our acquisition of GetSmarter in July 2017.

Servicing and support.  Servicing and support costs for the three months ended June 30, 2018 were $17.3 million, an increase of $3.8 million or 28.5%, from $13.5 million for the same period of 2017. This was primarily due to a $2.7 million increase in cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in servicing and support by 37% to serve a growing number of students and faculty in existing and new graduate programs. Additionally, $0.5 million of the increase related to rent, travel, student immersion costs and other service and support costs associated with our Graduate Program Segment. The remainder of the increase related to servicing and support costs associated with our Short Course Segment.

Servicing and support costs for the six months ended June 30, 2018 were $32.5 million, an increase of $8.1 million or 33.4%, from $24.4 million for the same period of 2017. This was primarily due to a $5.4 million increase in cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in servicing and support by 36% to serve a growing number of students and faculty in existing and new graduate programs. Additionally, $1.7 million of the increase related to rent, travel, student immersion costs and other service and support costs associated with our Graduate Program Segment. The remainder of the increase related to servicing and support costs associated with our Short Course Segment.

Technology and content development.  Technology and content development costs for the three months ended June 30, 2018 were $15.2 million, an increase of $4.1 million or 36.8%, from $11.1 million for the same period of 2017. The increase was due in part to a $0.5 million increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development) in our Graduate Program Segment, as we increased our headcount in technology and content development by 39% to support the scaling of existing and launch of new graduate programs. This was also due to a $1.7 million increase related to higher amortization expense associated with capitalized technology and content development, as well as higher hosting and licensing costs, in our Graduate Program Segment due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment. The remainder of the increase primarily related to technology and content development costs associated with our Short Course Segment.

Technology and content development costs for the six months ended June 30, 2018 were $29.1 million, an increase of $8.8 million or 42.9%, from $20.3 million for the same period of 2017. The increase was due in part to a $1.6 million increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development) in our Graduate Program Segment, as we increased our headcount in technology and content development by 40% to support the scaling of existing and launch of new graduate programs. This was also due to a $3.5 million increase related to higher amortization expense associated with capitalized technology and content development, as well as higher hosting and licensing costs, in our Graduate Program Segment due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment. The remainder of the increase primarily related to technology and content development costs associated with our Short Course Segment.

Marketing and sales.  Marketing and sales costs for the three months ended June 30, 2018 were $58.4 million, an increase of $21.2 million or 56.7%, from $37.2 million for the same period of 2017. The increase included $5.1 million of additional cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in marketing and sales by 41% to acquire students for, and drive revenue growth in existing and new graduate programs. Additionally, a $6.6 million increase related to direct internet marketing costs to acquire students for our Graduate Program Segment, and a $7.6 million increase related to marketing and sales costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support graduate program marketing efforts.

Marketing and sales costs for the six months ended June 30, 2018 were $111.4 million, an increase of $39.5 million or 55.0%, from $71.9 million for the same period of 2017. The increase included $9.2 million of additional cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in marketing and sales by 38% to acquire students for, and drive revenue growth in existing and new graduate programs. Additionally, a $12.8 million increase related to direct internet marketing costs to acquire students for our Graduate Program Segment, and a $14.2 million increase related to marketing and sales costs associated with our Short Course Segment. The remainder of the increase related to other net costs to support graduate program marketing efforts.

General and administrative.  General and administrative costs for the three months ended June 30, 2018 were $22.5 million, an increase of $8.6 million or 61.4%, from $13.9 million for the same period of 2017. This was primarily due to a $3.6 million increase in cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in general and administrative by 26% to support our growing business.  Other general and administrative costs in our Graduate Program Segment increased by $1.7 million due to higher consulting and other professional services, travel costs and rent and other facilities costs, partially offset by reductions in year-over-year costs after the integration of our enterprise resource planning system that was completed in the second quarter of 2017 in our Graduate Program Segment.  The remaining increase of $3.3 million related to general and administrative costs associated with our Short Course Segment.

General and administrative costs for the six months ended June 30, 2018 were $44.3 million, an increase of $16.7 million or 60.7%, from $27.6 million for the same period of 2017. This was primarily due to a $10.1 million increase in cash and non-cash compensation and benefit costs in our Graduate Program Segment, as we increased our headcount in general and administrative by 25% to support our growing business.  Other general and administrative costs in our Graduate Program Segment increased by $1.1 million due to higher consulting and other professional services, travel costs and rent and other facilities costs, partially offset by reductions in year-over-year costs after the integration of our enterprise resource planning system that was completed in the second quarter of 2017 in our Graduate Program Segment. The remaining increase of $5.5 million related to general and administrative costs associated with our Short Course Segment.

Net Interest Income (Expense)

Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of fees associated with our revolving line of credit and interest associated with our government grants. Net interest income (expense) reflects the aggregation of interest income and interest expense. In the three months ended June 30 2018, we earned net interest income of $0.9 million, compared to $0.1 million in the same period of 2017, primarily driven by a higher cash balance resulting from our May 2018 public offering of common stock. In the six months ended June 30 2018, we earned net interest income of $1.2 million, compared to $0.2 million in the same period of 2017, primarily driven by a higher cash balance resulting from the May 2018 public offering of common stock.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net primarily consists of foreign currency gains and losses. For the three months ended June 30, 2018, we incurred other expense, net, of $0.8 million, compared to $1.0 million in the same period of 2017. For the six months ended June 30, 2018, we incurred other expense, net, of $1.2 million, compared to $1.0 million in the same period of 2017.

Income Tax Benefit

Our income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the three and six months ended June 30, 2018 and 2017 were based on estimated full-year effective tax rates including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Our effective tax rate was approximately 16% and 0% for the three months ended June 30, 2018 and 2017, respectively, and 13% and 0% for the six months ended June 30, 2018 and 2017, respectively. A one-time tax benefit of $3.0 million related to an asset acquisition of certain third-party technologies is included in our income tax benefit for the three and six months ended June 30, 2018. This benefit relates to the reversal of our tax valuation allowance that was no longer needed as a result of establishing a net deferred tax liability. Excluding the one-time tax benefit, our tax benefit of $0.6 million and $1.8 million for the three and six months ended June 30, 2018, respectively, related to losses generated by operations and the amortization of acquired intangibles in our Short Course Segment that are expected to be realized through future reversing taxable temporary differences. We expect to continue to recognize a tax benefit in the future for our Short Course Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). As of June 30, 2018, we are still evaluating certain components of the Tax Act; however, we have finalized our determination that no transitional tax is required. As we collect and compare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts recorded.

Consolidated Statements of Operations as a Percentage of Revenue

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Curriculum and teaching	6.2	—	5.4	—
Servicing and support	17.8	20.7	17.1	18.8
Technology and content development	15.6	17.1	15.3	15.7
Marketing and sales	59.9	57.4	58.7	55.4
General and administrative	23.1	21.4	23.4	21.3
Total costs and expenses	122.6	116.6	119.9	111.2
Loss from operations	(22.6)	(16.6)	(19.9)	(11.2)
Other income (expense):
Interest income	0.9	0.1	0.7	0.2
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	(0.8)	(1.6)	(0.6)	(0.8)
Total other income (expense)	0.1	(1.5)	0.1	(0.6)
Loss before income taxes	(22.5)	(18.1)	(19.8)	(11.8)
Income tax benefit	3.7	—	2.5	—
Net loss	(18.8)%	(18.1)%	(17.3)%	(11.8)%

Key Business and Financial Performance Metrics

We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA, which we discuss below, and revenue and the components of loss from operations in the section above entitled “Our Business Model and Components of Operating Results,” we utilize full course equivalent enrollments as a key metric to evaluate the success of our growth strategy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Graduate Program Segment
Full course equivalent enrollments	30,548	23,903	60,318	47,760
Average revenue per full course equivalent enrollment	$2,658	$2,719	$2,682	$2,718
Short Course Segment
Full course equivalent enrollments	8,222	—	14,224	—
Average revenue per full course equivalent enrollment	$1,972	$—	$1,964	$—

Of the increase in graduate program full course equivalent enrollments for the three months ended June 30, 2018, 3,352 or 50.4% were attributable to graduate programs launched during the preceding 12 months. Of the increase in graduate program full course equivalent enrollments for the six months ended June 30, 2018, 5,596 or 44.6% were attributable to graduate programs launched during the preceding 12 months.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(18,347)	$(11,754)	$(33,218)	$(15,193)
Adjustments:
Interest income	(912)	(53)	(1,254)	(249)
Interest expense	27	1	54	1
Foreign currency loss	825	1,031	1,220	1,031
Depreciation and amortization expense	7,408	3,783	14,783	7,431
Income tax benefit	(3,565)	—	(4,793)	—
Stock-based compensation expense	9,009	5,495	16,131	9,390
Total adjustments	12,792	10,257	26,141	17,604
Adjusted EBITDA (loss)	$(5,555)	$(1,497)	$(7,077)	$2,411

Capital Resources and Liquidity

Capital Expenditures

During the six months ended June 30, 2018, we had capital asset additions of $55.2 million, which were comprised of $44.0 million in capitalized technology and content development, $5.8 million of trade and domain names, $4.3 million of other property and equipment, and $1.1 million of other property and equipment. The $55.2 million of capital asset additions consisted of $45.2 million in cash capital expenditures and $10.0 million of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which we have an accrued liability. For the full year of 2018, we expect new capital asset additions of approximately $82 to $86 million, of which approximately $2 to $3 million will be funded by landlord leasehold improvement allowances, with $2 million related to the acquisition of certain long-lived assets for which we are not obligated to make a payment until 2019 and $3 million related to a one-time tax benefit related to the acquisition of certain long-lived assets.

Sources of Liquidity

Lines of Credit

In June 2017, we amended our credit agreement with Comerica Bank (“Comerica”) for a $25.0 million revolving line of credit pursuant to which, among other things, Comerica consented to our acquisition of GetSmarter and our formation of certain subsidiaries in connection therewith, and we extended the maturity date through July 31, 2017. In the second quarter of 2018, we further amended our credit agreement to extend the maturity date through September 30, 2018. No amounts were outstanding under this credit agreement as of June 30, 2018 or December 31, 2017.

Certain of our operating lease agreements entered into prior to June 30, 2018 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2018, we had entered into standby letters of credit totaling $15.0 million, as security deposits for the applicable leased facilities and in connection with government grants. These letters of credit reduced the aggregate amount we may borrow under its revolving line of credit to $10.0 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our graduate programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of June 30, 2018 and December 31, 2017, our adjusted quick ratios were 11.20 and 5.44, respectively.

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

Government Grants

In June 2017, we entered into two conditional loan agreements with Prince George’s County, Maryland and the State of Maryland, respectively, for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters.  The loan with the State of Maryland has a maturity date of December 31, 2026, and the loan with

Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and six months ended June 30, 2018 and 2017 is immaterial.

Public Offering of Common Stock

On May 22, 2018 we sold 3,833,334 shares of our common stock to the public, including 500,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $330.8 million, which we intend to use for working capital and other general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses as well as the strategic acquisitions of, or investment in, complementary products, technologies, solutions or businesses.

Working Capital

Our cash as of June 30, 2018 was held for working capital purposes. Our working capital as of June 30, 2018 and December 31, 2017 was $457.0 million and $190.1 million, respectively. We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating activities	$(20,202)	$(8,137)
Investing activities	(45,263)	(26,257)
Financing activities	332,248	5,117
Effect of exchange rate changes on cash	(1,319)	(1,031)
Net increase (decrease) in cash, cash equivalents and restricted cash	$265,464	$(30,308)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $20.2 million, an increase of $12.1 million or 148.3% from $8.1 million for the same period of 2017. This was primarily due to a $33.2 million consolidated net loss and a $24.7 million decrease in cash due to changes in working capital in our Graduate Program Segment. These decreases in cash were partially offset by $16.1 million in stock-based compensation expense, $14.8 million in depreciation and amortization expense and $6.8 million due to increases in cash from working capital within our Short Course Segment.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $45.3 million, an increase of $19.0 million or 72.4% from $26.3 million for the same period of 2017. This was primarily due to increases in additions to amortizable intangible assets of $12.0 million to support a greater number of launched graduate programs and short courses. The change was also driven by an increase of $17.3 million in acquisitions of technology to be integrated into our platform, including $9.0 million related to the purchase of WeWork’s intangible assets. These increases in outflows were partially offset by a $10.3 million decrease in purchases of property, plant and equipment as we completed the buildout of leasehold improvements in our leased facilities in the prior year.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $332.2 million, an increase of $327.1 million from $5.1 million for the same period of 2017. This was primarily due to $330.8 million in proceeds received from our public offering of common stock.

Other

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and concluded that doing so did not have a material impact on the amount and timing of either our revenue or costs. As part of our assessment, we completed reviews of our contracts and evaluated our costs, including costs of obtaining contracts with our university clients and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of January 1, 2018, and no cumulative adjustment was recorded. Further, the amounts reported as of June 30, 2018 on our condensed consolidated balance sheets and the results of operations for the three and six months ended June 30, 2018 reported on the condensed consolidated statements of operations and comprehensive loss would not have been materially different than under legacy U.S. GAAP (i.e., Topic 605).

We generate substantially all of our revenue from contractual arrangements with either our university clients or students to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support our graduate programs and short courses.

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

Contract Acquisition Costs

We pay commissions to certain of our employees to obtain contracts with university clients in our Graduate Program Segment. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the expected life, which is generally the length of the contract.

With respect to contract acquisition costs in our Short Course Segment, we have elected to apply the practical expedient in ASC Topic 606 to expense these costs as incurred, as the terms of contracts with students in this segment are less than one year.

Payments to University Clients

Pursuant to certain of our contracts in the Graduate Program Segment, we have made, or are obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. Generally, these amounts are capitalized and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins.

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

Internally-Developed Intangible Assets

Capitalized Technology

Capitalized technology includes certain purchased software and technology licenses, direct third-party costs, and internal payroll and payroll-related costs used in the creation of our internal-use software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our and the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three to five years.

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

The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related costs incurred to create and produce videos and other digital content utilized in the university clients’ offerings for delivery via our online learning platform. Capitalization ends when content has been fully developed by both us and the university client, at which time amortization of the capitalized content development costs begin. The capitalized costs for each offering are recorded on a course-by-course basis and included in capitalized content costs in amortizable intangible assets, net on our condensed consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective course, which is generally four to five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by faculty members for similar on-campus offerings. It is reasonably possible that developed content could be refreshed before the estimated useful lives are complete or be expensed immediately in the event that the development of a course is discontinued prior to launch.

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

For the six months ended June 30, 2018 and 2017, our foreign currency translation adjustment was a loss of $9.5 million and zero dollars, respectively.

For the three months ended June 30, 2018 and 2017, we recognized a foreign currency exchange loss of $0.8 million and $1.0 million, respectively, included on our consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2018 and 2017, we recognized a foreign currency exchange loss of $1.2 million and $1.0 million, respectively, included on our consolidated statements of operations and comprehensive loss.

The foreign exchange rate volatility of the trailing 12 months ending June 30, 2018 was 9.2% and 5.9% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented.The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018.

We are in the process of evaluating the existing controls and procedures of GetSmarter and integrating GetSmarter into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date that the acquisition is completed, we excluded GetSmarter from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

We made no changes in internal control over financial reporting during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control to integrate the business we acquired in the GetSmarter acquisition.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

10.1†	Amended and Restated 2014 Equity Incentive Plan.					X

10.2†	Form of Option Agreement under Amended and Restated 2014 Equity Incentive Plan.					X

10.3†	Form of RSU Agreement under Amended and Restated 2014 Equity Incentive Plan.					X

10.4†	Offer letter agreement, dated as of May 20, 2018, between Mark Chernis and 2U, Inc.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

August 2, 2018	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

August 2, 2018	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer