Form 10-Q
period 2018-09-30
2U, Inc.
filed 2018-11-05
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 31, 2018, there were 57,922,612 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$442,226	$223,370
Short-term investments	25,000	—
Accounts receivable, net	49,651	14,174
Prepaid expenses and other assets	14,878	10,509
Total current assets	531,755	248,053
Property and equipment, net	51,527	49,055
Goodwill	62,955	71,988
Amortizable intangible assets, net	130,692	90,761
Prepaid expenses and other assets, non-current	34,562	22,205
Total assets	$811,491	$482,062
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$34,513	$22,629
Accrued compensation and related benefits	20,137	19,017
Deferred revenue	18,953	7,024
Other current liabilities	10,708	9,330
Total current liabilities	84,311	58,000
Deferred government grant obligations	3,500	3,500
Deferred tax liabilities, net	7,001	10,087
Lease-related and other liabilities, non-current	24,550	22,643
Total liabilities	119,362	94,230
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,905,339 shares issued and outstanding as of September 30, 2018; 52,505,856 shares issued and outstanding as of December 31, 2017	58	53
Additional paid-in capital	948,070	588,289
Accumulated deficit	(248,998)	(205,836)
Accumulated other comprehensive income (loss)	(7,001)	5,326
Total stockholders’ equity	692,129	387,832
Total liabilities and stockholders’ equity	$811,491	$482,062

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$106,963	$70,250	$296,674	$200,074
Costs and expenses
Curriculum and teaching	6,351	1,792	16,665	1,792
Servicing and support	16,586	12,939	49,116	37,322
Technology and content development	16,361	12,735	45,436	33,080
Marketing and sales	60,548	41,311	171,982	113,223
General and administrative	18,974	17,227	63,323	44,821
Total costs and expenses	118,820	86,004	346,522	230,238
Loss from operations	(11,857)	(15,754)	(49,848)	(30,164)
Interest income	1,799	18	3,053	267
Interest expense	(27)	(36)	(81)	(37)
Other income (expense), net	(273)	59	(1,493)	(972)
Loss before income taxes	(10,358)	(15,713)	(48,369)	(30,906)
Income tax benefit	414	974	5,207	974
Net loss	$(9,944)	$(14,739)	$(43,162)	$(29,932)
Net loss per share, basic and diluted	$(0.17)	$(0.30)	$(0.78)	$(0.62)
Weighted-average shares of common stock outstanding, basic and diluted	57,663,361	48,961,914	55,128,845	47,962,201

Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(2,781)	(3,617)	(12,327)	(3,617)
Comprehensive loss	$(12,725)	$(18,356)	$(55,489)	$(33,549)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2018	57,315,585	$57	$936,664	$(239,054)	$(4,220)	$693,447
Exercise of stock options	499,043	—	2,239	—	—	2,239
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	68,228	1	(44)	—	—	(43)
Issuance of common stock in connection with employee stock purchase plan	22,483	—	1,278	—	—	1,278
Stock-based compensation expense	—	—	7,933	—	—	7,933
Net loss	—	—	—	(9,944)	—	(9,944)
Foreign currency translation adjustment	—	—	—	—	(2,781)	(2,781)
Balance, September 30, 2018	57,905,339	$58	$948,070	$(248,998)	$(7,001)	$692,129

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	52,505,856	$53	$588,289	$(205,836)	$5,326	$387,832
Exercise of stock options	1,000,574	—	7,032	—	—	7,032
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	543,092	1	(3,451)	—	—	(3,450)
Issuance of common stock in connection with a public offering of common stock, net of offering costs	3,833,334	4	330,858	—	—	330,862
Issuance of common stock in connection with employee stock purchase plan	22,483	—	1,278	—	—	1,278
Stock-based compensation expense	—	—	24,064	—	—	24,064
Net loss	—	—	—	(43,162)	—	(43,162)
Foreign currency translation adjustment	—	—	—	—	(12,327)	(12,327)
Balance, September 30, 2018	57,905,339	$58	$948,070	$(248,998)	$(7,001)	$692,129

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(43,162)	$(29,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,382	13,318
Stock-based compensation expense	24,064	15,537
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(35,543)	(33,915)
Increase in prepaid expenses and other assets	(5,426)	(1,638)
Increase in accounts payable and accrued expenses	10,796	6,101
Increase (decrease) in accrued compensation and related benefits	1,185	(1,447)
Increase in deferred revenue	12,210	11,723
Increase in payments to university clients	(11,066)	(12,146)
(Decrease) increase in other liabilities, net	(3,976)	5,349
Other	1,493	971
Net cash used in operating activities	(26,043)	(26,079)
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	(97,102)
Additions of amortizable intangible assets	(51,713)	(16,383)
Purchases of property and equipment	(8,027)	(20,924)
Purchase of investments	(25,000)	—
Advances repaid by university clients	25	—
Advances made to university clients	(300)	—
Net cash used in investing activities	(85,015)	(134,409)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	330,862	189,917
Proceeds from exercise of stock options	7,032	4,118
Tax withholding payments associated with settlement of restricted stock units	(3,450)	(1,310)
Proceeds from ESPP share purchases	1,278	—
Proceeds from debt	—	3,500
Payments on debt	—	(984)
Payments for acquisition of amortizable intangible assets	(4,900)	—
Net cash provided by financing activities	330,822	195,241
Effect of exchange rate changes on cash	(908)	(1,049)
Net increase in cash and cash equivalents	218,856	33,704
Cash and cash equivalents, beginning of period	223,370	168,730
Cash and cash equivalents, end of period	$442,226	$202,434

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

The Company has two operating segments, which are also its two reportable segments: the Graduate Program Segment and the Short Course Segment. The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Short Course Segment provides premium online short courses to working professionals around the world through relationships with leading universities in the United States, the United Kingdom and South Africa.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2018 and 2017 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.

Reclassifications

Certain immaterial prior period amounts on the condensed consolidated balance sheet and statement of cash flows have been reclassified to conform to the current period’s presentation.

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

Short-Term Investments

The Company’s short-term investments relate to certificates of deposit with original maturities between three months and one year. As of September 30, 2018, the Company had a $25.0 million certificate of deposit included in short-term investments that qualifies as a Level 1 fair value measurement asset and was stated at cost, which approximates fair value.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and has concluded that doing so did not have a material impact on the amount and timing of either its revenue or costs. As part of its assessment, the Company completed reviews of its contracts and evaluated its costs, including costs of obtaining contracts with its university clients and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of January 1, 2018, and no cumulative adjustment was recorded. Further, the amounts reported as of September 30, 2018 on the condensed consolidated balance sheets and the results of operations for the three and nine months ended September 30, 2018 reported on the condensed consolidated statements of operations and comprehensive loss would not have been materially different than under legacy U.S. GAAP (i.e., Topic 605).

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on the Company’s condensed consolidated balance sheets. Included in accounts receivable, net are trade accounts receivable, which are comprised of billed and unbilled revenue. Accounts receivable, net is stated at net realizable value, and the Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. The Company’s estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable, net. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. The Company recognizes unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in the Graduate Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. The Company’s unbilled revenue represents contract assets.

Deferred revenue represents the excess of amounts billed or received as compared to amounts recognized in revenue on the condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s condensed consolidated balance sheets. The Company generally receives payments for its share of tuition and fees from graduate program university clients early in each academic term and from short course students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until the Company’s obligations are otherwise met, at which time revenue is recognized.

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

Marketing and Sales Costs

The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its university clients’ graduate programs, with lesser amounts related to acquiring students for its short courses and marketing and advertising efforts related to the Company’s own brand. For the three and nine months ended September 30, 2018 and 2017, costs related to the Company’s marketing and advertising of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2018 and December 31, 2017, the Company had $16.1 million and $11.7 million, respectively, of accrued marketing costs included in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets.

Non-Cash Long-Lived Asset Additions

During the nine months ended September 30, 2018, the Company had capital asset additions of $70.7 million in property and equipment and capitalized technology and content development, of which $6.1 million consisted of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which a liability was accrued.

During the nine months ended September 30, 2017, the Company had capital asset additions of $49.6 million in property and equipment and capitalized technology and content development, of which $12.3 million consisted of non-cash capital expenditures.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in cloud computing arrangements that are service contracts to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU as of July 1, 2018 under the prospective method. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarifies and corrects unintended applications of guidance, and makes improvements to several Accounting Standards Codification topics. The applicable amendments in this ASU will be effective for the Company in annual periods beginning after December 15, 2018. The Company is currently evaluating the impact that this standard will have on its consolidated financial position and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact that this standard will have on its consolidated financial position and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that this standard will have on its consolidated financial position and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice surrounding how certain transactions are classified in the statement of cash flows. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. Adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of cash flows and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU introduces a model for lessees requiring most leases to be reported on the balance sheet. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and the Company will adopt this ASU in the first quarter of 2019. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU No. 2016-02, but is not expected to have a material impact on the Company. ASU No. 2018-11 provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease standard at the adoption date, rather than at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019.

A number of optional practical expedients may be applied in transition. The Company is currently in the process of evaluating if it will elect any of the other remaining practical expedient options. The Company does not intend to recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient. In transition, the Company plans to apply the package of practical expedients that permit entities to not reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases, or (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard. The Company plans to apply the practical expedient that permits a lessee to account for lease and non-lease components in a contract as a single lease component. In addition, the Company does not intend to use hindsight during transition.

The Company is currently evaluating the effect that this ASU will have on its consolidated financial position and related disclosures and is in the process of considering changes to its systems and processes. The Company expects there will be an increase in assets and liabilities on the consolidated balance sheets upon adoption due to the recording of right-of-use assets and corresponding lease-related liabilities, which may be material. Refer to Note 7 in “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for more information about the Company’s lease-related obligations.

3.	Business Combination

On July 1, 2017, the Company, through a wholly owned subsidiary (“2U South Africa”), completed its acquisition of all of the outstanding equity interests of GetSmarter pursuant to a Share Sale Agreement, dated as of May 1, 2017 (the “Share Sale Agreement”), as amended by an addendum, dated as of June 29, 2017, for a net purchase price of $98.7 million in cash. In addition, 2U South Africa agreed to pay a potential earn out payment of up to $20.0 million, subject to the achievement of certain financial milestones in calendar years 2017 and 2018. The valuation of the assets acquired and liabilities assumed (i.e., purchase price allocation) was completed as of December 31, 2017. As of September 30, 2018, there has been no material change in the expected earnout payment from the final valuation of the purchase price allocation since December 31, 2017.

The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the nine months ended September 30, 2017 as if the acquisition of GetSmarter had occurred on January 1, 2017:

Nine Months Ended September 30, 2017
(in thousands, except per share amounts)
Pro forma revenue	$207,768
Pro forma net loss	(34,306)
Pro forma net loss per share, basic and diluted	$(0.72)

For the three months ended September 30, 2017, the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share are equal to the Company’s consolidated revenue, net loss and net loss per share, respectively, as the acquisition of GetSmarter occurred on July 1, 2017.

4.	Goodwill and Amortizable Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Graduate Program Segment	Short Course Segment	Total
	(in thousands)
Balance as of December 31, 2017	$—	$71,988	$71,988
Foreign currency translation adjustments	—	(9,033)	(9,033)
Balance as of September 30, 2018	$—	$62,955	$62,955

Amortizable intangible assets consisted of the following as of:

		September 30, 2018			December 31, 2017
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3-5	$63,789	$(14,593)	$49,196	$27,108	$(9,486)	$17,622
Capitalized content development	4-5	73,428	(28,758)	44,670	55,872	(21,417)	34,455
University client relationships	9	26,033	(3,616)	22,417	29,443	(1,636)	27,807
Trade names and domain names	10	16,852	(2,443)	14,409	12,119	(1,242)	10,877
Total amortizable intangible assets, net		$180,102	$(49,410)	$130,692	$124,542	$(33,781)	$90,761

The amounts presented above include $32.4 million and $15.6 million of in process capitalized technology and content development as of September 30, 2018 and December 31, 2017, respectively.

In the first half of 2018, the Company acquired certain third party technologies to enhance the Company’s proprietary operating system, 2UOS, for aggregate consideration of $9.5 million. These amounts are classified as capitalized technology within amortizable intangible assets, net, on the Company’s condensed consolidated balance sheets. Additionally, during the same period the Company purchased several active websites and additional domains for consideration of $5.7 million to support the marketing efforts of certain graduate programs. As of September 30, 2018, these acquired assets are classified in trade names and domain names within amortizable intangible assets, net, on the Company’s condensed consolidated balance sheets.

In the first quarter of 2018, the Company entered into an agreement with WeWork Companies, Inc. (“WeWork”) and Flatiron School, Inc., a wholly owned subsidiary of WeWork, to purchase a perpetual source code license for the Learn.co platform and certain integration software development services for $14.5 million. As of September 30, 2018, the Company has recorded capitalized technology of $13.2 million related to this agreement in amortizable intangible assets, net on the Company’s condensed consolidated balance sheets. The remaining $1.3 million is payable under the agreement upon the achievement of certain milestones related to the software development services. In addition, the Company entered into a multi-year agreement to purchase Global Access Memberships to WeWork spaces around the world that will be provided to students in 2U-powered online graduate programs, an agreement to offer $5 million in scholarships to certain WeWork community members and employees, and collaborate on additional mutually agreed upon projects.

The Company recorded amortization expense related to amortizable intangible assets of $6.4 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded amortization expense related to amortizable intangible assets of $17.1 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

Remainder of 2018	$6,094
2019	23,015
2020	19,996
2021	15,503
2022	11,688
Thereafter	22,043
Total	$98,339

5.	Commitments and Contingencies

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

Future Minimum Payments to University Clients

Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of September 30, 2018, the future minimum payments due to university clients has not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Lines of Credit

Effective in the third quarter of 2018, the Company amended its $25.0 million revolving line of credit agreement to extend the maturity date through December 31, 2018. No amounts were outstanding under this credit agreement as of September 30, 2018 or December 31, 2017. The Company intends to amend or extend this agreement under comparable or more favorable terms, prior to expiration.

Certain of the Company’s operating lease agreements entered into prior to September 30, 2018 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2018, the Company has entered into standby letters of credit totaling $15.0 million as security deposits for the applicable leased facilities and in connection with government grants. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $10.0 million.

The Company’s $1.9 million revolving debt facilities related to the Short Course Segment expired on March 31, 2018 and were not renewed.

Government Grants

The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that the Company attains certain conditions related to employment levels at our Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and nine months ended September 30, 2018 and 2017 is immaterial.

7.	Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three and nine months ended September 30, 2018 and 2017 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

The Company’s effective tax rate was approximately 4% and 6% for the three months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 11% and 3% for the nine months ended September 30, 2018 and 2017, respectively.  A one-time tax benefit of approximately $3.0 million related to an asset acquisition of certain third-party technologies is included in the Company’s income tax benefit for the nine months ended September 30, 2018. This benefit relates to the reversal of the Company’s tax valuation allowance that was no longer needed as a result of establishing a net deferred tax liability. Excluding the one-time tax benefit, the Company’s tax benefit of $0.4 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, related to losses generated by operations and the amortization of acquired intangibles in the Short Course Segment that are expected to be realized through future reversing taxable temporary differences. The Company expects to continue to recognize a tax benefit in the future for the Short Course Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). As of September 30, 2018, the Company finalized its assessment of the Tax Act, including its determination that no transitional tax is required.

8.	Stockholders’ Equity

On May 22, 2018 the Company sold 3,833,334 shares of its common stock to the public, including 500,000 shares sold pursuant to the underwriters’ over-allotment option. The Company received net proceeds of $330.8 million, which the Company intends to use for working capital and other general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses as well as the strategic acquisitions of, or investment in, complementary products, technologies, solutions or businesses.

As of September 30, 2018, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2018, the Company had reserved a total of 12,431,835 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,097,480
Possible future issuance under 2014 Equity Incentive Plan	6,139,677
Outstanding restricted stock units	1,217,161
Available for future issuance under employee stock purchase plan	977,517
Total shares of common stock reserved for future issuance	12,431,835

The shares available for future issuance increased by 2,625,292 and 2,357,579 on January 1, 2018 and 2017, respectively, pursuant to the automatic share reserve increase provision under the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”). The Company has not declared or paid cash dividends on its common stock to date.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards, as well as the ESPP, is included in the following line items in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Curriculum and teaching	$3	$2	$10	$2
Servicing and support	1,346	1,100	3,538	2,956
Technology and content development	1,089	904	2,875	2,447
Marketing and sales	839	463	2,046	1,235
General and administrative	4,656	3,678	15,595	8,897
Total stock-based compensation expense	$7,933	$6,147	$24,064	$15,537

Stock Options

The following is a summary of the stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted-Average Exercise Price per Share
Outstanding balance at December 31, 2017	4,559,176	$15.10
Granted	663,615	84.13
Exercised	(1,000,574)	7.03
Forfeited	(124,737)	41.20
Expired	—	—
Outstanding balance at September 30, 2018	4,097,480	27.45
Exercisable at September 30, 2018*	2,814,863	13.34

*	As of September 30, 2018, the aggregate intrinsic value of options exercisable was $174.2 million and such shares had a weighted-average remaining contractual term of 5.08 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2018:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding balance at December 31, 2017	1,413,423	$29.95
Granted	523,281	81.74
Vested	(585,799)	25.54
Forfeited	(133,744)	43.98
Outstanding balance at September 30, 2018	1,217,161	52.80

10.	Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2018 and 2017:

	Three and Nine Months Ended September 30,
	2018	2017
Stock options	4,097,480	4,912,509
Restricted stock units	1,217,161	1,435,180

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (in thousands):
Net loss	$(9,944)	$(14,739)	$(43,162)	$(29,932)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	57,663,361	48,961,914	55,128,845	47,962,201
Net loss per share, basic and diluted	$(0.17)	$(0.30)	$(0.78)	$(0.62)

11.	Segment and Geographic Information

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

Graduate Program Segment

For the three months ended September 30, 2018, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $24.0 million, $13.0 million and $10.8 million which equaled 22%, 12% and 10% of the Company’s consolidated revenue, respectively. For the three months ended September 30, 2017, four university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $19.6 million, $10.8 million, $7.2 million and $7.1 million, which equaled 28%, 15%, 10% and 10% of the Company’s consolidated revenue, respectively.

For the nine months ended September 30, 2018, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $65.0 million, $39.5 million and $30.6 million, which equaled 22%, 13% and 10% of the Company’s consolidated revenue, respectively. For the nine months ended September 30, 2017, four university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $58.4 million, $34.6 million, $21.0 million and $20.3 million, which equaled 30%, 17%, 11% and 10% of the Company’s consolidated revenue, respectively.

As of September 30, 2018, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $13.4 million and $7.0 million, which equaled 27% and 14% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2017, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $9.4 million and $2.0 million, which equaled 67% and 14% of the Company’s consolidated accounts receivable, net balance, respectively.

Short Course Segment

For the three and nine months ended September 30, 2018 and 2017, there were no customers or individual university clients that had revenue associated with it that accounted for 10% or more of the Company’s consolidated revenue. In addition, as of September 30, 2018 and December 31, 2017, no customers had accounts receivable, net balances that accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as customers are individual students or third parties paying on their behalf, rather than university clients.

For the three months ended September 30, 2018, offerings associated with four university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 91% of the segment’s revenue. For the three months ended September 30, 2017, offerings associated with two university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 82% of the segment’s revenue.

For the nine months ended September 30, 2018, offerings associated with three university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 82% of the segment’s revenue. For the nine months ended September 30, 2017, offerings associated with two university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 82% of the segment’s revenue.

Segment Performance

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue by segment*
Graduate Program Segment	$89,719	$65,924	$251,487	$195,748
Short Course Segment	17,244	4,326	45,187	4,326
Total revenue	$106,963	$70,250	$296,674	$200,074

Segment profitability**
Graduate Program Segment	$5,564	$(718)	$(615)	$1,693
Short Course Segment	(889)	(3,002)	(1,787)	(3,002)
Total segment profitability	$4,675	$(3,720)	$(2,402)	$(1,309)

Segment profitability margin***
Graduate Program Segment	5.2%	(1.0)%	(0.2)%	0.8%
Short Course Segment	(0.8)	(4.3)	(0.6)	(1.5)
Total segment profitability margin	4.4%	(5.3)%	(0.8)%	(0.7)%

*	The Company has excluded approximately $44,000 of intersegment revenues from the three and nine months ended September 30, 2018.

**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization, foreign currency gains or losses, acquisition-related gains or losses and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of consolidated revenue.

The following table reconciles net loss to total segment profitability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(9,944)	$(14,739)	$(43,162)	$(29,932)
Adjustments:
Interest income	(1,799)	(18)	(3,053)	(267)
Interest expense	27	36	81	37
Foreign currency loss (gain)	273	(59)	1,493	972
Depreciation and amortization expense	8,599	5,887	23,382	13,318
Income tax benefit	(414)	(974)	(5,207)	(974)
Stock-based compensation expense	7,933	6,147	24,064	15,537
Total adjustments	14,619	11,019	40,760	28,623
Total segment profitability	$4,675	$(3,720)	$(2,402)	$(1,309)

The Company’s total assets by segment are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Total assets
Graduate Program Segment	$700,978	$359,597
Short Course Segment	110,513	122,465
Total assets	$811,491	$482,062

Trade Accounts Receivable and Contract Liabilities

The Company’s trade accounts receivable and contract liabilities in each segment are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Trade accounts receivable
Graduate Program Segment accounts receivable, net	$22,397	$12,520
Graduate Program Segment unbilled revenue	25,583	666
Short Course Segment accounts receivable, net	1,435	988
Total trade accounts receivable	$49,415	$14,174

Contract liabilities
Graduate Program Segment deferred revenue	$9,607	$2,523
Short Course Segment deferred revenue	9,346	4,501
Total contract liabilities	$18,953	$7,024

For the Graduate Program Segment, revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the year was $0.0 million and $2.5 million, respectively. For the Short Course Segment, revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the year was $0.0 million and $4.5 million, respectively.

Contract Acquisition Costs

The Graduate Program Segment had $0.3 million of net capitalized contract acquisition costs as of September 30, 2018. For the three months ended September 30, 2018, the Company capitalized no amounts and recorded an immaterial amount of amortization expense in the Graduate Program Segment. For the nine months ended September 30, 2018, the Company capitalized $0.3 million and recorded an immaterial amount of amortization expense in the Graduate Program Segment.

Geographical Information

The Company’s non-U.S. revenue for the three and nine months ended September 30, 2018, determined based upon the currency of the country in which the university client primarily operates, was $8.8 million and $26.0 million, respectively, and was sourced entirely from the Short Course Segment’s operations outside of the U.S. The Company’s non-U.S. revenue for both the three and nine months ended September 30, 2017, determined based upon the currency of the country in which the university client primarily operates, was $3.0 million, and was sourced entirely from the Short Course Segment’s operations outside of the U.S. The Company’s long-lived assets in non-U.S. countries as of September 30, 2018 and December 31, 2017 totaled approximately $1.3 million and $0.7 million, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Revenue

Graduate Program Segment

Our Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students for tuition and fees, less credit card fees and other agreed-upon charges. Most of our contracts with university clients in this segment are long-term and typically have 10 to 15 year initial terms.

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

Operating Costs

Our operating costs consist of the following:

Curriculum and teaching.  Curriculum and teaching costs are associated with our Short Course Segment and primarily relate to royalties due to our university clients, which are based on contractually specified percentages of the gross proceeds associated with our short course offerings. It also includes costs to compensate short course tutors.

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

Marketing and sales. Marketing and sales costs consist primarily of student acquisition activities across both of our segments. This includes the cost of online advertising and demand generation, as well as cash and non-cash compensation and benefit costs (including stock-based compensation) for our graduate program and short course marketing, marketing analytics and admissions application counseling personnel.

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

Results of Operations

Third Quarter 2018 Highlights

•	Revenue was $107.0 million, an increase of 52.3% from $70.3 million in the third quarter of 2017.

•	Net loss was $(9.9) million, or $(0.17) per share, compared to $(14.7) million or $(0.30) per share, in the third quarter of 2017.

•	Adjusted EBITDA was $4.7 million, compared to an adjusted EBITDA loss of $(3.7) million in the third quarter of 2017.

•	We launched five new graduate programs.

Consolidated Operating Results

Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2018		2017		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$106,963	100.0%	$70,250	100.0%	$36,713	52.3%
Costs and expenses
Curriculum and teaching	6,351	5.9	1,792	2.6	4,559	254.5
Servicing and support	16,586	15.5	12,939	18.4	3,647	28.2
Technology and content development	16,361	15.3	12,735	18.1	3,626	28.5
Marketing and sales	60,548	56.5	41,311	58.8	19,237	46.6
General and administrative	18,974	17.7	17,227	24.5	1,747	10.1
Total costs and expenses	118,820	110.9	86,004	122.4	32,816	38.2
Loss from operations	(11,857)	(10.9)	(15,754)	(22.4)	3,897	(24.7)
Interest income	1,799	1.7	18	—	1,781	*
Interest expense	(27)	—	(36)	(0.1)	9	(25.0)
Other income (expense), net	(273)	(0.3)	59	0.1	(332)	*
Loss before income taxes	(10,358)	(9.5)	(15,713)	(22.4)	5,355	(34.1)
Income tax benefit	414	0.4	974	1.4	(560)	42.4
Net loss	$(9,944)	(9.1)	$(14,739)	(21.0)	$4,795	67.4

*	Not meaningful for comparative purposes.

The following table sets forth the revenue by segment for each of the periods indicated.

	Three Months Ended September 30,		Period-to-Period Change
	2018	2017	Amount	Percentage
	(in thousands)
Revenue by segment*
Graduate Program Segment	$89,719	$65,924	$23,795	36.1%
Short Course Segment	17,244	4,326	12,918	298.6
Total revenue	$106,963	$70,250	$36,713	52.3

*	Approximately $44,000 of intersegment revenues have been excluded from the three months ended September 30, 2018.

Revenue. Revenue for the three months ended September 30, 2018 was $107.0 million, an increase of $36.7 million, or 52.3%, from $70.3 million for the same period of 2017. Graduate Program Segment revenue increased by $23.8 million, or 36.1%. This increase was primarily driven by growth in full course equivalent enrollments of 8,603, or 35.8% and, to a lesser extent, an increase in the average revenue per full course equivalent enrollment, from $2,740 to $2,747. Short Course Segment revenue increased by $12.9 million, or 298.6%. This increase was primarily driven by growth in full course equivalent enrollments of 4,858, or 119.1% and, to a lesser extent, an increase in the average revenue per full course equivalent enrollment, from $1,232 to $1,930. Fluctuations in foreign currency exchange rates from those prevailing in the same period of 2017, did not have a material impact on revenue.

Curriculum and teaching.  Curriculum and teaching costs for the three months ended September 30, 2018 were $6.4 million, an increase of $4.6 million, or 254.5%, from $1.8 million for the same period of 2017. This was primarily due to an increase in the number of short courses taken in our Short Course Segment.

Servicing and support.  Servicing and support costs for the three months ended September 30, 2018 were $16.6 million, an increase of $3.6 million, or 28.2%, from $12.9 million for the same period of 2017. This was primarily due to a $2.8 million increase in cash and non-cash compensation and benefit costs, as we increased our headcount in servicing and support by 38% to serve a growing number of students and faculty in existing and new graduate programs and short courses. Additionally, $0.9 million of the increase primarily related to higher student immersion costs and, to a lesser extent, rent and other servicing and support costs.

Technology and content development.  Technology and content development costs for the three months ended September 30, 2018 were $16.4 million, an increase of $3.6 million, or 28.5%, from $12.7 million for the same period of 2017. The increase was due in part to a $0.8 million increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development), as we increased our headcount in technology and content development by 48% to support the scaling of existing and launching of new graduate programs and short courses. Additionally, $1.8 million of the increase related to higher amortization expense associated with capitalized technology and content development, and $1.0 million of the increase related to higher hosting and licensing costs, due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment.

Marketing and sales.  Marketing and sales costs for the three months ended September 30, 2018 were $60.5 million, an increase of $19.2 million, or 46.6%, from $41.3 million for the same period of 2017. The increase was primarily due to higher direct internet marketing costs of $11.8 million to drive enrollments in our graduate programs and short courses. Additionally, the increase included $6.3 million of higher cash and non-cash compensation and benefit costs, as we increased our headcount in marketing and sales by 38% to drive enrollment and revenue growth in existing and new graduate programs and short courses. The remaining $1.0 million of the increase related to higher other marketing and sales costs.

General and administrative.  General and administrative costs for the three months ended September 30, 2018 were $19.0 million, an increase of $1.8 million, or 10.1%, from $17.2 million for the same period of 2017. This was primarily due to a $2.8 million increase in cash and non-cash compensation and benefit costs, as we increased our headcount in general and administrative by 36% to support our growing business and, to a lesser extent, higher rent and other facilities costs, partially offset by a $1.1 million decrease in consulting, other professional services and travel costs.

Net Interest Income (Expense). In the three months ended September 30, 2018, we earned net interest income of $1.8 million, compared to net interest expense of $18,000 in the same period of 2017, primarily driven by a higher cash balance resulting from our May 2018 public offering of common stock.

Other Income (Expense), Net. For the three months ended September 30, 2018, we incurred other expense, net, of $0.3 million, compared to other income, net of $0.1 million in the same period of 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
	2018		2017		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$296,674	100.0%	$200,074	100.0%	$96,600	48.3%
Costs and expenses
Curriculum and teaching	16,665	5.6	1,792	0.9	14,873	830.1
Servicing and support	49,116	16.6	37,322	18.7	11,794	31.6
Technology and content development	45,436	15.3	33,080	16.5	12,356	37.4
Marketing and sales	171,982	58.0	113,223	56.6	58,759	51.9
General and administrative	63,323	21.3	44,821	22.4	18,502	41.3
Total costs and expenses	346,522	116.8	230,238	115.1	116,284	50.5
Loss from operations	(49,848)	(16.8)	(30,164)	(15.1)	(19,684)	65.3
Interest income	3,053	1.0	267	0.1	2,786	*
Interest expense	(81)	—	(37)	—	(44)	115.7
Other income (expense), net	(1,493)	(0.5)	(972)	(0.4)	(521)	53.5
Loss before income taxes	(48,369)	(16.3)	(30,906)	(15.4)	(17,463)	56.5
Income tax benefit	5,207	1.8	974	0.4	4,233	*
Net loss	$(43,162)	(14.5)	$(29,932)	(15.0)	$(13,230)	44.2

*	Not meaningful for comparative purposes.

Our results of operations for the nine month period ended September 30, 2018 includes nine months of operations related to our Short Course Segment, whereas the same period of 2017 includes only three months of such operations as the acquisition of GetSmarter occurred on July 1, 2017.

The following table sets forth the revenue by segment for each of the periods indicated.

	Nine Months Ended September 30,		Period-to-Period Change
	2018	2017	Amount	Percentage
	(in thousands)
Revenue by segment*
Graduate Program Segment	$251,487	$195,748	$55,739	28.5%
Short Course Segment	45,187	4,326	40,861	944.5
Total revenue	$296,674	$200,074	$96,600	48.3

*	Approximately $44,000 of intersegment revenues have been excluded from the nine months ended September 30, 2018.

Revenue. Revenue for the nine months ended September 30, 2018 was $296.7 million, an increase of $96.6 million, or 48.3%, from $200.1 million for the same period of 2017. Graduate Program Segment revenue increased by $55.7 million, or 28.5%. This increase was primarily driven by growth in full course equivalent enrollments of 21,161, or 29.5%, slightly offset by a decrease in the average revenue per full course equivalent enrollment, from $2,725 to $2,705. Short Course Segment revenue increased by $40.9 million, or 944.5%, from $4.3 million for the same period of 2017. This increase was primarily driven by growth in full course equivalent enrollments of 19,082, or 467.8% and, to a lesser extent, an increase in the average revenue per full course equivalent enrollment, from $1,232 to $1,951. Fluctuations in foreign currency exchange rates from those prevailing in the same period of 2017, did not have a material impact on revenue.

Curriculum and teaching.  Curriculum and teaching costs for the nine months ended September 30, 2018 were $16.7 million, an increase of $14.9 million, or 830.1%, from $1.8 million for the same period of 2017. This was primarily due to an increase in the number of short courses taken in our Short Course Segment.

Servicing and support.  Servicing and support costs for the nine months ended September 30, 2018 were $49.1 million, an increase of $11.8 million, or 31.6%, from $37.3 million for the same period of 2017. This was primarily due to an $8.9 million increase in cash and non-cash compensation and benefit costs, as we increased our headcount in servicing and support by 30% to serve a growing number of students and faculty in existing and new graduate programs and short courses. Additionally, $1.0 million of the increase related to student immersion costs, while the remaining $1.9 million of the increase related to higher rent, travel and other servicing and support costs.

Technology and content development.  Technology and content development costs for the nine months ended September 30, 2018 were $45.4 million, an increase of $12.3 million, or 37.4%, from $33.1 million for the same period of 2017. The increase was due in part to a $3.4 million increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development), as we increased our headcount in technology and content development by 35% to support the scaling of existing and launching of new graduate programs and short courses. This was also due to a $5.4 million increase related to higher amortization expense associated with capitalized technology and content development, as well as $2.2 million of higher hosting and licensing costs. These increases were due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment.

Marketing and sales.  Marketing and sales costs for the nine months ended September 30, 2018 were $172.0 million, an increase of $58.8 million, or 51.9%, from $113.2 million for the same period of 2017. The increase was primarily due to higher direct internet marketing costs of $34.0 million to drive enrollments in our graduate programs and short courses. Additionally, the increase included $17.2 million of higher cash and non-cash compensation and benefit costs, as we increased our headcount in marketing and sales by 32% to drive enrollment and revenue growth in existing and new graduate programs and short courses. The remaining increase related to $4.1 million of higher depreciation and amortization, a $1.7 million increase related to higher rent expense and $1.9 million related to higher other net cost increases to support our graduate program and short course marketing efforts.

General and administrative.  General and administrative costs for the nine months ended September 30, 2018 were $63.3 million, an increase of $18.5 million, or 41.3%, from $44.8 million for the same period of 2017. This was primarily due to a $16.9 million increase in cash and non-cash compensation and benefit costs, as we increased our headcount in general and administrative by 27% to support our growing business. Other general and administrative costs increased by $1.6 million due to higher consulting and other professional services, travel costs, depreciation and amortization, rent and other facilities costs, partially offset by reductions in year-over-year costs after the integration of our enterprise resource planning system that was completed in the second quarter of 2017.

Net Interest Income (Expense). In the nine months ended September 30, 2018, we earned net interest income of $3.0 million, compared to $0.2 million in the same period of 2017, primarily driven by a higher cash balance resulting from the May 2018 public offering of common stock.

Other Income (Expense), Net. For the nine months ended September 30, 2018, we incurred other expense, net, of $1.5 million, compared to $1.0 million in the same period of 2017.

Income Tax Benefit

Our income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three and nine months ended September 30, 2018 and 2017 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

Our effective tax rate was approximately 4% and 6% for the three months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 11% and 3% for the nine months ended September 30, 2018 and 2017, respectively. A one-time tax benefit of approximately $3.0 million related to an asset acquisition of certain third-party technologies is included in our income tax benefit for the nine months ended September 30, 2018. This benefit relates to the reversal of our tax valuation allowance that was no longer needed as a result of establishing a net deferred tax liability. Excluding the one-time tax benefit, our tax benefit of $0.4 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, related to losses generated by operations and the amortization of acquired intangibles in our Short Course Segment that are expected to be realized through future reversing taxable temporary differences. We expect to continue to recognize a tax benefit in the future for our Short Course Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). As of September 30, 2018, we finalized our assessment of the Tax Act, including our determination that no transitional tax is required.

Business Segment Operating Results

We define segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization, foreign currency gains or losses, acquisition-related gains or losses and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

The following table reconciles net loss to total segment profitability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(9,944)	$(14,739)	$(43,162)	$(29,932)
Adjustments:
Interest income	(1,799)	(18)	(3,053)	(267)
Interest expense	27	36	81	37
Foreign currency loss (gain)	273	(59)	1,493	972
Depreciation and amortization expense	8,599	5,887	23,382	13,318
Income tax benefit	(414)	(974)	(5,207)	(974)
Stock-based compensation expense	7,933	6,147	24,064	15,537
Total adjustments	14,619	11,019	40,760	28,623
Total segment profitability	$4,675	$(3,720)	$(2,402)	$(1,309)

Three Months Ended September 30, 2018 and 2017

Revenue by segment and segment profitability for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Period-to-Period Change
	2018	2017	Amount	Percentage
	(in thousands)
Revenue by segment*
Graduate Program Segment	$89,719	$65,924	$23,795	36.1%
Short Course Segment	17,244	4,326	12,918	298.6
Total revenue	$106,963	$70,250	$36,713	52.3

Segment profitability
Graduate Program Segment	$5,564	$(718)	$6,282	(874.6)
Short Course Segment	(889)	(3,002)	2,113	(70.4)
Total segment profitability	$4,675	$(3,720)	$8,395	(225.7)

*	Approximately $44,000 of intersegment revenues have been excluded from the three months ended September 30, 2018.

Segment profitability in our Graduate Program Segment for the three months ended September 30, 2018 was $5.6 million, an increase of $6.3 million, or 874.6%, from $(0.7) million for the same period of 2017. The primary factor favorably impacting segment profitability in this segment was the year-over-year growth in revenue. Additionally, we experienced a decrease in annual incentive compensation cost accruals and a decline in professional fees following the implementation of an enterprise resource planning system that was largely completed in 2017. We expect to increase investment in the development, marketing and support of newer and newly launching programs in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Segment profitability in our Short Course Segment for the three months ended September 30, 2018 was $(0.9) million, an increase of $2.1 million, or 70.4%, from $(3.0) million for the same period of 2017. The primary factor favorably impacting segment profitability in this segment was the year-over-year growth in revenue. There were also changes in relative expense levels and expense timing in this period of rapid growth for the Short Course Segment, year-over-year and quarter-over-quarter. Therefore, changes in segment profitability do not necessarily represent a business trend. Changes in segment profitability are highly dependent upon the timing of new course launches and new course presentations. We expect to increase investment in the development, marketing and support of newer and newly launching courses in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Nine Months Ended September 30, 2018 and 2017

Revenue by segment and segment profitability for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,		Period-to-Period Change
	2018	2017	Amount	Percentage
	(in thousands)
Revenue by segment*
Graduate Program Segment	$251,487	$195,748	$55,739	28.5%
Short Course Segment	45,187	4,326	40,861	944.5
Total revenue	$296,674	$200,074	$96,600	48.3

Segment profitability
Graduate Program Segment	$(615)	$1,693	$(2,308)	(136.4)
Short Course Segment	(1,787)	(3,002)	1,215	(40.5)
Total segment profitability	$(2,402)	$(1,309)	$(1,093)	83.5

*	Approximately $44,000 of intersegment revenues have been excluded from the nine months ended September 30, 2018.

Segment profitability for the nine month period ended September 30, 2018 includes nine months of operations related to our Short Course Segment, whereas the same period of 2017 includes only three months of such operations as the acquisition of GetSmarter occurred on July 1, 2017.

Segment profitability in our Graduate Program Segment for the nine months ended September 30, 2018 was $(0.6) million, a decrease of $2.3 million, or 136%, from $1.7 million for the same period of 2017. The period-over-period decrease in segment profitability in this segment was primarily due to cost growth outpacing revenue growth, particularly in marketing spend and marketing and program staffing, during the first nine months of 2018. We have been scaling operations to prepare for future launches of an increasing number of programs in 2018 and 2019 as compared to 2017. We expect to increase investment in the development, marketing and support of newer and newly launching programs in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Segment profitability in our Short Course Segment for the nine months ended September 30, 2018 was $(1.8) million, an increase of $1.2 million, or 41%, from $(3.0) million for the same period of 2017. The primary factor favorably impacting segment profitability in this segment was year-over-year growth in revenue. There were also changes in relative expense levels and expense timing in this period of rapid growth for the Short Course Segment, year-over-year and quarter-over-quarter. Therefore, changes in segment profitability do not necessarily represent a business trend. Changes in segment profitability are highly dependent upon the timing of new course launches and new course presentations. We expect to increase investment in the development, marketing and support of newer and newly launching courses in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

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

Full Course Equivalent Enrollments in Our University Clients’ Offerings

We measure full course equivalent enrollments for each of the courses offered during a particular period by taking the number of students enrolled in that course and multiplying it by the percentage of the course completed during that period. We add the full course equivalent enrollments for each course within each segment to calculate the total full course equivalent enrollments per segment. This metric allows us to consistently view period over period changes in enrollments by accounting for the fact that many courses we enable straddle two or more fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 full course equivalent enrollments for that period. Any individual student may be enrolled in more than one course during a period.

Average revenue per full course equivalent enrollment represents our weighted-average revenue per course across the mix of courses being offered during a period in each of our operating segments. This number is derived by dividing the total revenue for a period for each of our operating segments by the number of full course equivalent enrollments within the applicable segment during that same period. This amount may vary from period to period depending on the academic calendars of our university clients, the relative growth rates of our graduate programs and short courses, as applicable, and varying tuition levels, among other factors.

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Graduate Program Segment and Short Course Segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017*
Graduate Program Segment
Full course equivalent enrollments	32,665	24,062	92,983	71,822
Average revenue per full course equivalent enrollment	$2,747	$2,740	$2,705	$2,725
Short Course Segment
Full course equivalent enrollments	8,937	4,079	23,161	4,079
Average revenue per full course equivalent enrollment**	$1,930	$1,232	$1,951	$1,232

*
We acquired GetSmarter on July 1, 2017 and their results of operations are included in our consolidated financial results effective with the third quarter of 2017. As such, the full course equivalent enrollment metrics of our Short Course Segment are measured only for the third quarter of 2017.

**
The calculation of the Short Course Segment’s average revenue per full course equivalent enrollment includes $0.7 million of revenue that was excluded from the results of operations for the third quarter of 2017, due to an adjustment recorded as part of the valuation of GetSmarter.

Of the increase in graduate program full course equivalent enrollments for the three months ended September 30, 2018, 3,975 or 46.2% were attributable to graduate programs launched during the preceding 12 months. Of the increase in graduate program full course equivalent enrollments for the nine months ended September 30, 2018, 7,766 or 36.7% were attributable to graduate programs launched during the preceding 12 months.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(9,944)	$(14,739)	$(43,162)	$(29,932)
Adjustments:
Interest income	(1,799)	(18)	(3,053)	(267)
Interest expense	27	36	81	37
Foreign currency (gain) loss	273	(59)	1,493	972
Depreciation and amortization expense	8,599	5,887	23,382	13,318
Income tax benefit	(414)	(974)	(5,207)	(974)
Stock-based compensation expense	7,933	6,147	24,064	15,537
Total adjustments	14,619	11,019	40,760	28,623
Adjusted EBITDA (loss)	$4,675	$(3,720)	$(2,402)	$(1,309)

Capital Resources and Liquidity

Capital Expenditures

During the nine months ended September 30, 2018, we had capital asset additions of $70.7 million, which were comprised of $56.0 million in capitalized technology and content development, $6.0 million of other property and equipment, $5.8 million of trade and domain names, and $2.9 million of leasehold improvements. The $70.7 million of capital asset additions consisted of $59.7 million in cash capital expenditures and $6.1 million of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which we have an accrued liability. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, an additional $4.9 million was classified as cash flows from financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2018. For the full year of 2018, we expect new capital asset additions of approximately $82 to $86 million, of which approximately $2 to $3 million will be funded by landlord leasehold improvement allowances, with $2 million related to the acquisition of certain long-lived assets for which we are not obligated to make a payment until 2019 and $3 million related to a one-time tax benefit related to the acquisition of certain long-lived assets.

Sources of Liquidity

Lines of Credit

In June 2017, we amended our credit agreement with Comerica Bank (“Comerica”) for a $25.0 million revolving line of credit pursuant to which, among other things, Comerica consented to our acquisition of GetSmarter and our formation of certain subsidiaries in connection therewith, and we extended the maturity date through July 31, 2017. Effective in the third quarter of 2018, we further amended our revolving line of credit agreement to extend the maturity date through December 31, 2018. No amounts were outstanding under this credit agreement as of September 30, 2018 or December 31, 2017.

Certain of our operating lease agreements entered into prior to September 30, 2018 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2018, we had entered into standby letters of credit totaling $15.0 million, as security deposits for the applicable leased facilities and in connection with government grants. These letters of credit reduced the aggregate amount we may borrow under its revolving line of credit to $10.0 million.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our graduate programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of September 30, 2018 and December 31, 2017, our adjusted quick ratios were 10.79 and 5.44, respectively.

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

Government Grants

In June 2017, we entered into a total of two conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters. The loan with the State of Maryland has a maturity date of December 31, 2026, and the loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and nine months ended September 30, 2018 and 2017 is immaterial.

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

Working Capital

Our cash as of September 30, 2018 was held for working capital purposes. Our working capital as of September 30, 2018 and December 31, 2017 was $447.4 million and $190.1 million, respectively. We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Period-to-Period Change
	2018	2017	Amount	Percentage
	(in thousands)
Cash (used in) provided by:
Operating activities	$(26,043)	$(26,079)	$36	(0.1)%
Investing activities	(85,015)	(134,409)	49,394	(36.7)
Financing activities	330,822	195,241	135,581	69.4
Effect of exchange rate changes on cash	(908)	(1,049)	141	(13.4)
Net increase in cash and cash equivalents	$218,856	$33,704	$185,152	549.3

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $26.0 million, a decrease of $36,000 or 0.1% from $26.1 million for the same period of 2017. This was primarily due to a $43.2 million net loss and a $40.9 million decrease in cash due to net increases in current assets. These decreases in cash were partially offset by $24.1 million in stock-based compensation expense, $23.4 million in depreciation and amortization expense, a $9.1 million increase in current liabilities and other net cash inflows of $1.5 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $85.0 million, a decrease of $49.4 million or 36.7% from $134.4 million for the same period of 2017. This was primarily due to the July 1, 2017 acquisition of GetSmarter for $97.1 million and a $12.9 million decrease in purchases of property, plant and equipment as we moved into new facilities in the prior year. These decreases in outflows were partially offset by an increase of $35.3 million in amortizable intangible assets to support a greater number of launched graduate programs and short courses. The increase in amortizable intangible assets included an increase of $17.3 million in acquisitions of technology to be integrated into our platform, including $9.0 million related to the purchase of WeWork’s intangible assets. Additionally offsetting these decreases in outflows was a $25.0 million outflow related to a short-term investment in a certificate of deposit.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $330.8 million, an increase of $135.6 million from $195.2 million for the same period of 2017. This was primarily due to $330.8 million in proceeds received from our public offering of common stock.

Other

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and concluded that doing so did not have a material impact on the amount and timing of either our revenue or costs. As part of our assessment, we completed reviews of our contracts and evaluated our costs, including costs of obtaining contracts with our university clients and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of January 1, 2018, and no cumulative adjustment was recorded. Further, the amounts reported as of September 30, 2018 on our condensed consolidated balance sheets and the results of operations for the three and nine months ended September 30, 2018 reported on the condensed consolidated statements of operations and comprehensive loss would not have been materially different than under legacy U.S. GAAP (i.e., Topic 605).

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on our condensed consolidated balance sheets. Included in accounts receivable, net are trade accounts receivable, which are comprised of billed and unbilled revenue. Accounts receivable, net is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable, net. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We recognize unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in our Graduate Program Segment because billings to university clients does not occur until after the academic term has commenced and final enrollment information is available. Our unbilled revenue represents contract assets.

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

Income Tax (Expense) Benefit

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in the financial statements. Under this method, the deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. We consider all positive and negative evidence relating to the realization of the deferred tax assets in assessing the need for a valuation allowance. We currently maintain a full valuation allowance against our deferred tax assets in the U.S. and certain entities in the foreign jurisdictions.

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

For the nine months ended September 30, 2018 and 2017, our foreign currency translation adjustment was a loss of $12.3 million and $3.6 million, respectively.

For the three months ended September 30, 2018 and 2017, we recognized a foreign currency exchange loss of $0.3 million and $0.1 million, respectively, included on our consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2018 and 2017, we recognized a foreign currency exchange loss of $1.5 million and $1.0 million, respectively, included on our consolidated statements of operations and comprehensive loss.

The foreign exchange rate volatility of the trailing 12 months ending September 30, 2018 was 10.6% and 5.1% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

We made no changes in internal control over financial reporting during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in control to integrate the business we acquired in the GetSmarter acquisition.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offerings of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

2U, Inc.

November 5, 2018	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 5, 2018	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer