Form 10-Q
period 2019-03-31
2U, Inc.
filed 2019-05-07
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:

Common Stock, $0.001 par value per share	TWOU	The Nasdaq Global Select Market
As of May 3, 2019, there were 58,470,718 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. In this Quarterly Report on Form 10-Q, the terms “2U,” “Company,” “we,” “us,” and “our” refer to 2U, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$423,606	$449,772
Investments	—	25,000
Accounts receivable, net	70,262	32,636
Prepaid expenses and other assets	28,260	14,272
Total current assets	522,128	521,680
Property and equipment, net	54,098	52,299
Right-of-use assets	33,070	—
Goodwill	61,498	61,852
Amortizable intangible assets, net	144,957	136,605
University payments and other assets, non-current	48,659	34,918
Total assets	$864,410	$807,354
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$48,502	$27,647
Accrued compensation and related benefits	16,225	23,001
Deferred revenue	24,531	8,345
Lease liability	4,871	—
Other current liabilities	8,104	9,487
Total current liabilities	102,233	68,480
Deferred government grant obligations	3,500	3,500
Deferred tax liabilities, net	6,086	6,949
Lease liability, non-current	57,359	—
Other liabilities, non-current	637	23,416
Total liabilities	169,815	102,345
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,189,318 shares issued and outstanding as of March 31, 2019; 57,968,493 shares issued and outstanding as of December 31, 2018	58	58
Additional paid-in capital	969,143	957,631
Accumulated deficit	(265,720)	(244,166)
Accumulated other comprehensive loss	(8,886)	(8,514)
Total stockholders’ equity	694,595	705,009
Total liabilities and stockholders’ equity	$864,410	$807,354

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$122,234	$92,288
Costs and expenses
Curriculum and teaching	6,701	4,307
Servicing and support	20,174	15,233
Technology and content development	19,794	13,840
Marketing and sales	76,961	53,058
General and administrative	23,023	21,869
Total costs and expenses	146,653	108,307
Loss from operations	(24,419)	(16,019)
Interest income	2,349	342
Interest expense	(55)	(27)
Other expense, net	(370)	(395)
Loss before income taxes	(22,495)	(16,099)
Income tax benefit	941	1,228
Net loss	$(21,554)	$(14,871)
Net loss per share, basic and diluted	$(0.37)	$(0.28)
Weighted-average shares of common stock outstanding, basic and diluted	58,138,692	52,687,299
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(372)	4,632
Comprehensive loss	$(21,926)	$(10,239)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	57,968,493	$58	$957,631	$(244,166)	$(8,514)	$705,009
Exercise of stock options	211,506	—	1,928	—	—	1,928
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	9,319	—	—	—	—	—
Stock-based compensation expense	—	—	9,584	—	—	9,584
Net loss	—	—	—	(21,554)	—	(21,554)
Foreign currency translation adjustment	—	—	—	—	(372)	(372)
Balance, March 31, 2019	58,189,318	$58	$969,143	$(265,720)	$(8,886)	$694,595

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	52,505,856	$53	$588,289	$(205,836)	$5,326	$387,832
Exercise of stock options	186,049	—	2,120	—	—	2,120
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	154,111	—	(1,002)	—	—	(1,002)
Stock-based compensation expense	—	—	7,122	—	—	7,122
Net loss	—	—	—	(14,871)	—	(14,871)
Foreign currency translation adjustment	—	—	—	—	4,632	4,632
Balance, March 31, 2018	52,846,016	$53	$596,529	$(220,707)	$9,958	$385,833

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(21,554)	$(14,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,698	7,375
Stock-based compensation expense	9,584	7,122
Non-cash lease expense	2,634	—
Changes in operating assets and liabilities:
Accounts receivable, net	(37,522)	(26,109)
Payments to university clients	(10,595)	(3,826)
Prepaid expenses and other assets	(10,489)	(4,306)
Accounts payable and accrued expenses	17,536	6,010
Accrued compensation and related benefits	(6,768)	(5,437)
Deferred revenue	16,215	14,484
Other liabilities, net	(1,640)	331
Other	373	395
Net cash used in operating activities	(32,528)	(18,832)
Cash flows from investing activities
Purchases of property and equipment	(3,164)	(1,856)
Additions of amortizable intangible assets	(13,570)	(21,805)
Purchase of equity interests	(2,500)	—
Proceeds from maturities of investments	25,000	—
Advances repaid by university clients	200	—
Net cash provided by (used in) investing activities	5,966	(23,661)
Cash flows from financing activities
Proceeds from exercise of stock options	1,928	2,120
Tax withholding payments associated with settlement of restricted stock units	—	(1,002)
Payments for acquisition of amortizable intangible assets	(1,283)	—
Net cash provided by financing activities	645	1,118
Effect of exchange rate changes on cash	(249)	115
Net decrease in cash and cash equivalents	(26,166)	(41,260)
Cash and cash equivalents, beginning of period	449,772	223,370
Cash and cash equivalents, end of period	$423,606	$182,110

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

The Company has two operating segments, which are also its two reportable segments: the Graduate Program Segment and the Alternative Credential Segment (formerly known as the Short Course Segment). The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Alternative Credential Segment provides short form non-degree offerings such as premium online short courses to working professionals around the world through relationships with leading universities. We elected to change the name of this segment from Short Course to Alternative Credential because we believe the name, Alternative Credential, more accurately describes this segment as we expand our offerings along the career curriculum continuum. Refer to Note 11 for further information about the Company’s segments.

2.    Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2019 and 2018 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet data as of December 31, 2018 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.

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

Investments

The Company’s investments within current assets on the condensed consolidated balance sheets relate to certificates of deposit with original maturities between three months and one year. As of December 31, 2018, the Company had a $25.0 million certificate of deposit included in investments that qualified as a Level 1 fair value measurement asset and was stated at cost, which approximated fair value.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    Significant Accounting Policies (Continued)

Equity Interests

As of March 31, 2019, the Company had a $2.5 million investment in an education technology company recorded within university payments and other assets, non-current on the condensed consolidated balance sheet. This investment does not have a readily determinable fair value, and is accounted for as a cost method investment, which is subject to fair value remeasurement upon the occurrence of an observable event.

Marketing and Sales Costs

The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its university clients’ graduate programs, with lesser amounts related to acquiring students for its short courses and marketing and advertising efforts related to the Company’s own brand. For the three months ended March 31, 2019 and 2018, costs related to the Company’s marketing and advertising efforts of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2019 and December 31, 2018, the Company had $24.6 million and $10.3 million, respectively, of accrued marketing costs included in accounts payable and accrued expenses on its condensed consolidated balance sheets.

Leases

For the Company’s operating leases, an assessment is performed to determine if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the information necessary to determine the rate implicit in the Company’s leases is not readily available, the Company determines its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments made, less lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not have any finance leases for any periods presented.

The Company has elected, as an accounting policy for its leases of real estate, to account for lease and non-lease components in a contract as a single lease component. In addition, the recognition requirements are not applied to leases with a term of 12 months or less. Rather, the lease payments for short-term leases are recognized on the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

Variable payments that depend on an index or a rate are initially measured using the index or rate at the lease commencement date. Such variable payments are included in the total lease payments when measuring the lease liability and ROU asset. The Company will only remeasure variable payments that depend on an index or a rate when the Company is remeasuring the lease liability due to any of the following occurring: (i) the lease is modified and the modification is not accounted for as a separate contract, (ii) a contingency, upon which some or all of the variable lease payments that will be paid over the remainder of the lease term are based, is resolved, (iii) there is a change in lease term, (iv) there is a change in the probability of exercising a purchase option or (v) there is a change in the amount probable of being owed under residual value guarantees. Until the lease liability is remeasured due to one of the aforementioned events, additional payments for an increase in the index or rate will be recognized in the period in which they are incurred. Variable payments that do not depend on an index or a rate are excluded from the measurement of the lease liability and recognized in the condensed consolidated statements of operations and comprehensive loss in the period in which the obligation for those payments is incurred. The Company will remeasure its lease payments when the contingency underlying such variable payments is resolved such that some or all of the remaining payments become fixed.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    Significant Accounting Policies (Continued)

Long-Lived Asset Additions

During the three months ended March 31, 2019, the Company had capital asset additions of $20.0 million in property and equipment and capitalized technology and content development, $3.2 million of which consisted of non-cash capital expenditures. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, $1.3 million of these additions was classified as cash flows from financing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company had capital asset additions of $31.0 million in property and equipment and capitalized technology and content development, of which $7.4 million consisted of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which a liability was accrued.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in cloud computing arrangements that are service contracts to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this ASU on July 1, 2018 under the prospective method. As a result of adopting this standard, as of March 31, 2019 and December 31, 2018, the Company had balances of $1.0 million and $0.4 million, respectively, of capitalized implementation costs incurred to integrate the software associated with its cloud computing arrangements, within university payments and other assets, non-current on the condensed consolidated balance sheets. Such capitalized costs are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a maximum useful life of between three to five years. The Company did not incur a material amount of such amortization for the three months ended March 31, 2019.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarifies and corrects unintended applications of guidance, and makes improvements to several Accounting Standards Codification topics. The applicable amendments in this ASU are effective for the Company in annual periods beginning after December 15, 2018. The Company adopted this ASU on January 1, 2019. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on January 1, 2019. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this ASU on January 1, 2019. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases (Topic 840). The ASU introduces a model for lessees requiring most leases to be reported on the balance sheet. The Company adopted this ASU and the related amendments on January 1, 2019 under the modified retrospective transition method, which resulted in no cumulative-effect adjustment to retained earnings. The Company’s financial results for periods ending after January 1, 2019 are presented in accordance with the requirements of Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 840.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    Significant Accounting Policies (Continued)

Upon adoption, the Company elected to not recognize ROU assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient. In transition, the Company also applied the package of practical expedients that permit entities to not reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases, or (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard. The Company also applied the practical expedient that permits a lessee to account for lease and non-lease components in a contract as a single lease component. In addition, the Company did not use hindsight during transition.

Upon adoption, the Company recorded ROU assets of approximately $34 million, which have been reduced for accrued rent, and the remaining balance of any lease incentives upon transition, and also recorded corresponding current and non-current lease liabilities for its operating leases of approximately $5 million and $58 million, respectively, on the condensed consolidated balance sheets. Adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of changes in stockholders’ equity or the condensed consolidated statements of cash flows. Refer to Note 5 for more information about the Company’s lease-related obligations.

3.     Goodwill and Amortizable Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Graduate Program Segment	Short Course Segment	Total

	(in thousands)
Balance as of December 31, 2018	$—	$61,852	$61,852
Foreign currency translation adjustments	—	(354)	(354)
Balance as of March 31, 2019	$—	$61,498	$61,498

Amortizable intangible assets, net consisted of the following as of:

		March 31, 2019			December 31, 2018
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Capitalized technology	3-5	$75,253	$(19,352)	$55,901	$68,291	$(16,945)	$51,346
Capitalized content development	4-5	88,054	(34,970)	53,084	79,725	(31,662)	48,063
University client relationships	9	25,482	(4,955)	20,527	25,616	(4,269)	21,347
Trade names and domain names	8-10	18,903	(3,458)	15,445	18,793	(2,944)	15,849
Total amortizable intangible assets, net		$207,692	$(62,735)	$144,957	$192,425	$(55,820)	$136,605

The amounts presented above include $44.2 million and $40.3 million of in process capitalized technology and content development as of March 31, 2019 and December 31, 2018, respectively.

During 2018, the Company acquired certain third-party technologies to enhance the Company’s platform, which is referred to as the 2U Operating System, or 2UOS, for aggregate consideration of $9.5 million. As of March 31, 2019, the Company has a remaining obligation to pay the seller $0.7 million by December 31, 2019.

In the first quarter of 2018, the Company entered into an agreement with WeWork Companies, Inc. (“WeWork”) and Flatiron School, Inc., a wholly owned subsidiary of WeWork, to purchase a perpetual source code license for the Learn.co platform and certain integration software development services for $14.5 million. As of March 31, 2019, the Company has recorded capitalized technology of $14.5 million related to this agreement in amortizable intangible assets, net on the

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.    Goodwill and Amortizable Intangible Assets (Continued)

Company’s condensed consolidated balance sheets and $1.3 million is payable under the agreement in connection with the performance of certain software development services. In addition, the Company entered into a multi-year agreement to purchase Global Access Memberships to WeWork spaces around the world that will be provided to students in 2U-powered online graduate programs as well as to faculty and lead convenors of its offerings, an agreement to offer $5 million in scholarships to certain WeWork community members and employees, and collaborate on additional mutually agreed upon projects.

The Company recorded amortization expense related to amortizable intangible assets of $7.0 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

Remainder of 2019	$20,444
2020	24,127
2021	18,689
2022	14,648
2023	9,848
Thereafter	12,980
Total	$100,736

4.    Commitments and Contingencies

Legal Contingencies

From time to time, the Company may become involved in legal proceedings or be subject to claims (e.g., related to regulatory, employment or indirect tax matters) in the ordinary course of its business. The Company is not presently involved in any legal proceeding or subject to claims that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows. Accordingly, the Company does not believe that it is reasonably possible that a material loss exceeding amounts already recognized may have been incurred as of the date of the balance sheets presented herein.

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

Future Minimum Payments to University Clients

Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of March 31, 2019, the future minimum payments due to university clients has not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Contingent Payments

The Company has entered into agreements with certain of its university clients in the Graduate Program Segment under which the Company would be obligated to make future minimum payments in the event that certain program metrics are not achieved on an annual basis. The Company recognizes any estimated contingent payments under these agreements as contra revenue over the period in which they relate, and records a liability in other current liabilities on the condensed consolidated balance sheets.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    Commitments and Contingencies (Continued)

As of March 31, 2019, the Company had an obligation to make an additional investment in an education technology company of up to $12.5 million, upon demand by the investee.
5.    Leases

The Company leases office facilities under non-cancelable operating leases in Maryland, New York, California, Colorado, North Carolina, Virginia, Hong Kong, South Africa and the United Kingdom. The Company’s operating leases have remaining lease terms of between one to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancelable lease terms. The future lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. The Company also leases office equipment under non-cancelable leases. The Company did not have any subleases as of March 31, 2019.

As of December 31, 2018, the future minimum lease payments were as follows (in thousands):

2019	$12,941
2020	14,020
2021	13,900
2022	13,633
2023	13,959
Thereafter	68,347
Total future minimum lease payments	$136,800

The components of lease expense consisted of the following for the period presented:

Three Months Ended March 31, 2019
(in thousands)
Operating lease expense	$2,622
Short-term lease expense	236
Variable lease expense	914
Total lease expense	$3,772

As of March 31, 2019, for the Company’s operating leases, the weighted-average remaining lease term was 8.8 years and the weighted-average discount rate was 13.1%. For the three months ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $2.9 million.

As of March 31, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2019	$9,475
2020	12,279
2021	11,195
2022	10,725
2023	10,964
Thereafter	51,935
Total lease payments	106,573
Less: imputed interest	(44,343)
Total lease liability	$62,230

As of March 31, 2019, the Company has additional operating leases for office facilities that have not yet commenced with future minimum lease payments of approximately $32 million. These operating leases will commence between fiscal years 2019 and 2020, with lease terms of between four to ten years.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    Debt

Lines of Credit

Effective in the first quarter of 2019, the Company amended its $25.0 million revolving line of credit agreement to extend the maturity date through June 30, 2019. No amounts were outstanding under this credit agreement as of March 31, 2019 or December 31, 2018.

Certain of the Company’s operating lease agreements entered into prior to March 31, 2019 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2019, the Company has entered into standby letters of credit totaling $15.0 million as security deposits for the applicable leased facilities and in connection with government grants. These letters of credit reduced the aggregate amount the Company may borrow under its revolving line of credit to $10.0 million. The Company intends to replace these letters of credit in connection with its pending acquisition, as described in Note 12.

Government Grants

The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that the Company attains certain conditions related to employment levels at our Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three months ended March 31, 2019 and 2018 is immaterial.

7.    Income Taxes

The Company’s income tax provisions for all periods consist of U.S. federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2019 and 2018 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

The Company’s effective tax rate was approximately 4% and 8% for the three months ended March 31, 2019 and 2018, respectively. The Company’s tax benefit of $0.9 million for the three months ended March 31, 2019, related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. The Company expects to continue to recognize a tax benefit in the future for the Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

8.    Stockholders’ Equity

On May 22, 2018 the Company sold 3,833,334 shares of its common stock to the public, including 500,000 shares sold pursuant to the underwriters’ over-allotment option, and received net proceeds of $330.9 million. The Company will use the net proceeds from this public offering of common stock for working capital and other general corporate purposes, including expenditures for graduate program and short course marketing, technology and content development, in connection with new graduate program and short course launches and growing existing graduate programs and short courses, as well as strategic acquisitions of, or investments in, complementary products, technologies, solutions or businesses.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.    Stockholders' Equity (Continued)

As of March 31, 2019, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2019, the Company had reserved a total of 15,027,946 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	3,847,116
Possible future issuance under 2014 Equity Incentive Plan	8,875,865
Outstanding restricted stock units	1,368,636
Available for future issuance under 2017 Employee Stock Purchase Plan	936,329
Total shares of common stock reserved for future issuance	15,027,946

The shares available for future issuance increased by 2,896,365 and 2,625,292 on January 1, 2019 and 2018, respectively, pursuant to the automatic share reserve increase provision under the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”). The Company has not declared or paid cash dividends on its common stock to date.

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

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards, as well as the 2017 Employee Stock Purchase Plan, is included in the following line items on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Curriculum and teaching	$3	$2
Servicing and support	1,669	872
Technology and content development	1,856	711
Marketing and sales	1,256	489
General and administrative	4,800	5,048
Total stock-based compensation expense	$9,584	$7,122

Stock Options

The following is a summary of the stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted-Average Exercise Price per Share
Outstanding balance as of December 31, 2018	4,057,788	$27.23
Granted	3,265	49.68
Exercised	(211,506)	9.12
Forfeited	(2,431)	84.03
Expired	—	—
Outstanding balance as of March 31, 2019	3,847,116	28.21
Exercisable as of March 31, 2019*	2,799,566	15.17

*	As of March 31, 2019, the aggregate intrinsic value of options exercisable was $156.2 million and such shares had a weighted-average remaining contractual term of 4.99 years.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.    Stock-Based Compensation (Continued)

Restricted Stock Units

Under the 2014 Plan, the Company grants restricted stock units (“RSUs”) to the Company’s directors and certain of the Company’s employees, and grants performance restricted stock units (“PRSUs”) to certain of the Company’s employees. The terms of these grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee, or a subcommittee thereof.

In the first quarter of 2019, the Company granted 186,433 PRSUs with an aggregate grant date fair value of $11.5 million to certain of its employees. These PRSU awards are generally subject to vesting over periods of approximately one or two years, based on the Company achieving pre-determined consolidated revenue and adjusted EBITDA performance targets for the 2019 fiscal year. The PRSU award agreements provide that the quantity of units subject to vesting may range from 100% to 0% of the granted quantities, depending on the achievement of performance targets. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately be issued.

The following is a summary of RSU and PRSU activity for the three months ended March 31, 2019:

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2018	1,139,045	$52.47
Granted	255,341	62.97
Vested	(9,319)	37.69
Forfeited	(16,431)	58.97
Outstanding balance as of March 31, 2019	1,368,636	54.45

10.    Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Stock options	3,847,116	4,334,612
Restricted stock units	1,368,636	1,281,880

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator (in thousands):
Net loss	$(21,554)	$(14,871)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	58,138,692	52,687,299
Net loss per share, basic and diluted	$(0.37)	$(0.28)

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.    Segment and Geographic Information

The Company has two operating segments, which are also its two reportable segments: the Graduate Program Segment and the Alternative Credential Segment (formerly known as the Short Course Segment). The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Alternative Credential Segment provides short form non-degree offerings such as premium online short courses to working professionals around the world through relationships with leading universities.

Graduate Program Segment

For the three months ended March 31, 2019, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $22.6 million, $12.9 million and $12.7 million which equaled 18%, 11% and 10% of the Company’s consolidated revenue, respectively. For the three months ended March 31, 2018, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $20.7 million, $13.5 million and $9.6 million, which equaled 22%, 15% and 10% of the Company’s consolidated revenue, respectively.

As of March 31, 2019, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $33.1 million and $8.9 million, which equaled 47% and 13% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2018, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $11.9 million and $11.8 million, which equaled 36% and 36% of the Company’s consolidated accounts receivable, net balance, respectively.

Alternative Credential Segment

For the three months ended March 31, 2019 and 2018, there were no customers or individual university clients that had revenue associated with it that accounted for 10% or more of the Company’s consolidated revenue. In addition, as of March 31, 2019 and December 31, 2018, no customers had accounts receivable, net balances that accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as customers are individual students or third parties paying on their behalf, rather than university clients.

For the three months ended March 31, 2019, offerings associated with four university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 88% of the segment’s revenue. For the three months ended March 31, 2018, offerings associated with three university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 83% of the segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.    Segment and Geographic Information (Continued)

Segment Performance

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Revenue by segment*
Graduate Program Segment	$104,174	$80,559
Alternative Credential Segment	18,060	11,729
Total revenue	$122,234	$92,288

Segment profitability**
Graduate Program Segment	$710	$(274)
Alternative Credential Segment	(3,916)	(1,248)
Total segment profitability	$(3,206)	$(1,522)

Segment profitability margin***
Graduate Program Segment	0.7%	(0.3)%
Alternative Credential Segment	(21.7)%	(10.6)%
Total segment profitability margin	(2.6)%	(1.6)%

*	The Company has excluded immaterial amounts of intersegment revenues from the three month periods ended March 31, 2019 and 2018.

**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, transaction costs (including advisory fees and integration and restructuring expenses) and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table reconciles net loss to total segment profitability:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net loss	$(21,554)	$(14,871)
Adjustments:
Interest income	(2,349)	(342)
Interest expense	55	27
Foreign currency loss	370	395
Depreciation and amortization expense	9,698	7,375
Income tax benefit	(941)	(1,228)
Transaction costs	1,931	—
Stock-based compensation expense	9,584	7,122
Total adjustments	18,348	13,349
Total segment profitability	$(3,206)	$(1,522)

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.    Segment and Geographic Information (Continued)

The Company’s total assets by segment are as follows:

	March 31, 2019	December 31, 2018

	(in thousands)
Total assets
Graduate Program Segment	$754,419	$702,827
Alternative Credential Segment	109,991	104,527
Total assets	$864,410	$807,354

Trade Accounts Receivable and Contract Liabilities

The Company’s trade accounts receivable and contract liabilities in each segment are as follows:

	March 31, 2019	December 31, 2018

	(in thousands)
Trade accounts receivable
Graduate Program Segment accounts receivable, net of allowance for doubtful accounts of $0 for all periods presented	$60,319	$31,110
Graduate Program Segment unbilled revenue*	8,299	265
Alternative Credential Segment accounts receivable, net of allowance for doubtful accounts of $345 and $257 as of March 31, 2019 and December 31, 2018, respectively	1,643	982
Total trade accounts receivable	$70,261	$32,357

Contract liabilities
Graduate Program Segment deferred revenue	$15,104	$2,864
Alternative Credential Segment deferred revenue	9,427	5,481
Total contract liabilities	$24,531	$8,345

*	Unbilled revenue represents contract assets.

For the Graduate Program Segment, revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each year was $2.4 million and $2.5 million, respectively. For the Alternative Credential Segment, revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each year was $5.4 million and $4.5 million, respectively.

Contract Acquisition Costs

The Graduate Program Segment had $0.4 million and $0.3 million of net capitalized contract acquisition costs as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company capitalized $0.1 million and $0.1 million, respectively, of such costs and did not record a material amount of associated amortization expense in the Graduate Program Segment in either period.

Geographical Information

The Company’s non-U.S. revenue, which is based upon the currency of the country in which the university client primarily operates, was $7.7 million and $7.4 million, for the three months ended March 31, 2019 and 2018, respectively, and was sourced entirely from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of March 31, 2019 and December 31, 2018 totaled approximately $1.5 million and $1.2 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.    Subsequent Event

On April 7, 2019, the Company, along with Skywalker Purchaser, LLC, a wholly owned subsidiary of the Company (“Purchaser”) and Skywalker Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Trilogy Education Services, Inc. (“Trilogy”) and Fortis Advisors LLC, in its capacity as the Stockholder Representative thereunder, pursuant to which the Company agreed to acquire Trilogy.

The acquisition of Trilogy will be accomplished by means of the merger (the “First Merger”) of Merger Sub with and into Trilogy, with Trilogy continuing as the surviving corporation and a direct, wholly owned subsidiary of the Company, followed by the merger (the “Second Merger” and, together with the First Merger, the “Mergers”) of Trilogy with and into Purchaser, with Purchaser continuing as the surviving company. As a result of the First Merger, former holders of capital stock of Trilogy and options to purchase capital stock of Trilogy (collectively, the “Equityholders”) will receive their applicable portion of (a) $400.0 million in cash and (b) a number of shares of common stock of the Company (the “Shares”) determined by dividing $350.0 million by the average of the daily volume-weighted average trading prices of the Company’s common stock during the 10 consecutive trading days immediately preceding April 7, 2019. The foregoing consideration is subject to customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, deferred revenue and working capital of Trilogy and its subsidiaries at the closing date.

In connection with the Merger Agreement, the Company entered into a debt commitment letter, dated April 7, 2019 (the “Debt Commitment Letter”), with Owl Rock Capital Corporation (“ORCC”) and Owl Rock Capital Advisors LLC (“ORCA” and, together with ORCC, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide the financing necessary to fund, in part, the cash consideration to be paid pursuant to the terms of the Merger Agreement (the “Debt Financing”). The Debt Financing is expected to consist of a senior secured term loan facility in an aggregate principal amount of up to $250 million. The term loan facility is expected to mature five years after the closing date of the Mergers and bear interest, at the Company’s option, at variable rates based on (a) a customary base rate (with a floor of 2.00%) plus an applicable margin of 4.75% or (b) an adjusted LIBOR rate (with a floor of 1.00%) for the interest period relevant to such borrowing plus an applicable margin of 5.75%.

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Unless the context otherwise requires, all references to the “we”, “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

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

We have two reportable segments: the Graduate Program Segment and the Alternative Credential Segment.

•
Our Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States to enable the online delivery of graduate programs. We target students seeking a full graduate degree of the same quality they would receive on-campus.

•
Our Alternative Credential Segment provides short form non-degree offerings such as premium online short courses to working professionals around the world through relationships with leading universities. We target working professionals seeking career advancement through skills attainment. We elected to change the name of this segment from Short Course to Alternative Credential because we believe the name, Alternative Credential, more accurately describes this segment as we expand our offerings along the career curriculum continuum.

Our core strategy is to launch graduate programs and short courses with new and existing university clients, to increase student enrollments across our portfolio of offerings and to expand our non-degree offerings along the career curriculum continuum. We are also committed to continuously improving our platform to deliver high-quality university and student experiences and outcomes at scale.

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

Our Alternative Credential Segment derives revenue directly from contracts with students for the tuition and fees paid to enroll in and progress through our short courses. We pay a contractually specified percentage of the gross proceeds received from students for each course to the associated university client for providing short course content and certification, which is recognized on our condensed consolidated statements of operations and comprehensive loss as curriculum and teaching costs. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

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

Alternative Credential Segment

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

Other Costs and Expenses

Our other costs and expenses consist of the following:

Curriculum and teaching.  Curriculum and teaching costs are associated with our Alternative Credential Segment and primarily relate to amounts due to our university clients, which are based on contractually specified percentages of the gross proceeds associated with our short course offerings for providing content and certifying courses. This also includes costs to compensate short course facilitators.

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

Results of Operations

First Quarter 2019 Highlights

•	Revenue was $122.2 million, an increase of 32.4% from $92.3 million in the first quarter of 2018.

•	Net loss was $(21.6) million, or $(0.37) per share, compared to $(14.9) million, or $(0.28) per share, in the first quarter of 2018.

•	Adjusted EBITDA loss* was $(3.2) million, compared to $(1.5) million in the first quarter of 2018.

•	We launched one new graduate program and nine new short courses.

*
Adjusted EBITDA is a financial measure not in accordance with United States generally accepted accounting principles, or U.S. GAAP. For more information about adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, to adjusted EBITDA, see the section below titled “Adjusted EBITDA.”

Consolidated Operating Results

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2019		2018		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$122,234	100.0%	$92,288	100.0%	$29,946	32.4%
Costs and expenses
Curriculum and teaching	6,701	5.5	4,307	4.7	2,394	55.6
Servicing and support	20,174	16.5	15,233	16.5	4,941	32.4
Technology and content development	19,794	16.2	13,840	15.0	5,954	43.0
Marketing and sales	76,961	63.0	53,058	57.5	23,903	45.0
General and administrative	23,023	18.8	21,869	23.7	1,154	5.3
Total costs and expenses	146,653	120.0	108,307	117.4	38,346	35.4
Loss from operations	(24,419)	(20.0)	(16,019)	(17.4)	(8,400)	52.4
Interest income	2,349	1.9	342	0.4	2,007	*
Interest expense	(55)	—	(27)	—	(28)	103.8
Other expense, net	(370)	(0.3)	(395)	(0.4)	25	(6.4)
Loss before income taxes	(22,495)	(18.4)	(16,099)	(17.4)	(6,396)	39.7
Income tax benefit	941	0.8	1,228	1.3	(287)	(23.4)
Net loss	$(21,554)	(17.6)	$(14,871)	(16.1)	$(6,683)	44.9

*	Not meaningful for comparative purposes.

The following table sets forth the revenue by segment for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2019	2018	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$104,174	$80,559	$23,615	29.3%
Alternative Credential Segment	18,060	11,729	6,331	54.0
Total revenue	$122,234	$92,288	$29,946	32.4

*	The Company has excluded immaterial amounts of intersegment revenues from the three months ended March 31, 2019 and 2018.

Revenue. Revenue for the three months ended March 31, 2019 was $122.2 million, an increase of $29.9 million, or 32.4%, from $92.3 million for the same period of 2018. Graduate Program Segment revenue increased by $23.6 million, or 29.3%. This increase was primarily driven by growth in full course equivalent enrollments of 9,742, or 32.7% and partially offset by a decrease in the average revenue per full course equivalent enrollment, from $2,706 to $2,637. Alternative Credential Segment revenue increased by $6.3 million, or 54.0%. This increase was primarily driven by growth in full course equivalent enrollments of 3,126, or 52.1% and, to a lesser extent, an increase in the average revenue per full course equivalent enrollment, from $1,954 to $1,979. Fluctuations in foreign currency exchange rates for the three months ended March 31, 2019 from those prevailing in the same period of 2018, did not have a material impact on revenue.

Curriculum and Teaching.  Curriculum and teaching costs for the three months ended March 31, 2019 were $6.7 million, an increase of $2.4 million, or 55.6%, from $4.3 million for the same period of 2018. This increase was primarily due to an increase in the number of short courses taken in our Alternative Credential Segment.

Servicing and Support.  Servicing and support costs for the three months ended March 31, 2019 were $20.2 million, an increase of $5.0 million, or 32.4%, from $15.2 million for the same period of 2018. This increase was primarily due to a $4.1 million increase in cash and non-cash compensation and benefit costs, as we increased our headcount in servicing and support by 38% to serve a growing number of students and faculty in existing and new graduate programs and short courses. Additionally, $0.9 million of the increase primarily related to higher student immersion costs, rent and other servicing and support costs.

Technology and Content Development.  Technology and content development costs for the three months ended March 31, 2019 were $19.8 million, an increase of $6.0 million, or 43.0%, from $13.8 million for the same period of 2018. This increase was due in part to a $2.1 million increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development), as we increased our headcount in technology and content development by 63% to support the scaling of existing and launching of new graduate programs and short courses. Additionally, $1.9 million of the increase related to higher hosting and licensing costs, due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment, and $1.8 million of the increase related to higher amortization expense associated with capitalized technology and content development. The remainder of the increase related to $0.2 million of other net costs to support and maintain our internal software applications.

Marketing and Sales.  Marketing and sales costs for the three months ended March 31, 2019 were $77.0 million, an increase of $23.9 million, or 45.0%, from $53.1 million for the same period of 2018. This increase was primarily due to higher direct internet marketing costs of $17.0 million as we increased our student acquisition activities to drive enrollments in our graduate programs and short courses. Additionally, the increase included $5.3 million of higher cash and non-cash compensation and benefit costs, as we increased our headcount in marketing and sales by 34% to drive enrollment and revenue growth in existing and new graduate programs and short courses. The remaining $1.6 million of the increase related to higher other marketing and sales costs.

General and Administrative.  General and administrative costs for the three months ended March 31, 2019 were $23.0 million, an increase of $1.1 million, or 5.3%, from $21.9 million for the same period of 2018. This increase was primarily due to $1.9 million of transaction costs associated with our agreement to purchase Trilogy Education Services, Inc. and a $0.3 million increase in other net costs to support growth within our Graduate Program Segment. These increases were partially offset by a $1.1 million decrease in cash and non-cash compensation and benefit costs, which was driven by lower costs related to our employee benefit programs.

Net Interest Income (Expense). In the three months ended March 31, 2019, we earned net interest income of $2.3 million, compared to net interest expense of $0.3 million in the same period of 2018, primarily driven by a higher cash balance resulting from our May 2018 public offering of common stock.

Other Expense, Net. For the three months ended March 31, 2019, we incurred other expense, net, of $0.4 million, compared to $0.4 million in the same period of 2018.

Income Tax Benefit. Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2019 and 2018 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

Our effective tax rate was approximately 4% and 8% for the three months ended March 31, 2019 and 2018, respectively. Our tax benefit of $0.9 million for the three months ended March 31, 2019, related to losses generated by operations and the amortization of acquired intangibles in our Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. We expect to continue to recognize a tax benefit in the future for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Business Segment Operating Results

We define segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains, transaction costs (including advisory fees and integration and restructuring expenses) or losses and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

The following table reconciles net loss to total segment profitability:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net loss	$(21,554)	$(14,871)
Adjustments:
Interest income	(2,349)	(342)
Interest expense	55	27
Foreign currency loss	370	395
Depreciation and amortization expense	9,698	7,375
Transaction costs	1,931	—
Income tax benefit	(941)	(1,228)
Stock-based compensation expense	9,584	7,122
Total adjustments	18,348	13,349
Total segment profitability	$(3,206)	$(1,522)

Three Months Ended March 31, 2019 and 2018

Revenue by segment and segment profitability for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Period-to-Period Change
	2019	2018	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$104,174	$80,559	$23,615	29.3%
Alternative Credential Segment	18,060	11,729	6,331	54.0
Total revenue	$122,234	$92,288	$29,946	32.4

Segment profitability
Graduate Program Segment	$710	$(274)	$984	(359.3)
Alternative Credential Segment	(3,916)	(1,248)	(2,668)	213.8
Total segment profitability	$(3,206)	$(1,522)	$(1,684)	110.6

*	The Company has excluded immaterial amounts of intersegment revenues from the three months ended March 31, 2019 and 2018.

Segment profitability in our Graduate Program Segment for the three months ended March 31, 2019 was $0.7 million, an increase of $1.0 million, or 359.3%, from $(0.3) million for the same period of 2018. The factors favorably impacting segment profitability in this segment was the year-over-year growth in revenue, and a decrease in our costs related to our employee benefits. We expect to increase investment in the development, marketing and support of newer and newly launching programs in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Segment profitability in our Alternative Credential Segment for the three months ended March 31, 2019 was $(3.9) million, a decrease of $2.7 million, or 213.8%, from $(1.2) million for the same period of 2018. The primary factor impacting segment profitability in this segment was the year-over-year increase in net loss. There were also changes in relative expense levels and expense timing in this period of rapid growth for the Alternative Credential Segment, year-over-year and quarter-over-quarter. Therefore, changes in segment profitability do not necessarily represent a business trend. Changes in segment profitability are highly dependent upon the timing of new course launches and new course presentations. We expect to increase investment in the development, marketing and support of newer and newly launching courses in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Capital Resources and Liquidity

Capital Expenditures

During the three months ended March 31, 2019, we had capital asset additions of $20.0 million, which were comprised of $15.3 million in capitalized technology and content development, $3.4 million of leasehold improvements $1.1 million of other property and equipment, and $0.2 million of trade and domain names. The $20.0 million of capital asset additions consisted of $16.8 million in cash capital expenditures. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, an additional $1.3 million for purchases made in prior year was classified as cash flows from financing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2019. For the full year of 2019, we expect new capital asset additions of approximately $90 to $95 million, of which approximately $3 to $6 million will be funded by landlord leasehold improvement allowances.

Sources of Liquidity

Lines of Credit

We currently have a $25.0 million revolving line of credit with Comerica Bank (“Comerica”), which had no amounts outstanding as of March 31, 2019 or December 31, 2018. The most recent amendment was effective as of March 31, 2019, to extend the maturity date of the credit agreement through June 30, 2019.

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

Borrowings under the line of credit are collateralized by substantially all of our assets. The availability of borrowings under this credit line is subject to our compliance with reporting and financial covenants, including, among other things, that we achieve specified minimum three-month trailing revenue levels during the term of the agreement and specified minimum six-month trailing profitability levels for some of our graduate programs, measured quarterly. In addition, we are required to maintain a minimum adjusted quick ratio, which measures our short-term liquidity, of at least 1.10 to 1.00. As of March 31, 2019 and December 31, 2018, our adjusted quick ratios were 8.50 and 12.38, respectively.

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

Certain of our operating lease agreements require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2019, we had entered into standby letters of credit totaling $11.5 million as security deposits for the applicable leased facilities and standby letters of credit totaling $3.5 million in connection with two government grants. These letters of credit reduced the aggregate amount we may borrow under our revolving line of credit to $10.0 million. The Company intends to replace these letters of credit in connection with its pending acquisition, as described in Note 12 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Government Grants

In June 2017, we entered into a total of two conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters. The loan with the State of Maryland has a maturity date of December 31, 2026, and the loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three months ended March 31, 2019 and 2018 is immaterial.

Working Capital

We define working capital as current assets minus current liabilities. Our working capital as of March 31, 2019 and December 31, 2018 was $419.9 million and $453.2 million, respectively. Our cash and cash equivalents balances within working capital as of March 31, 2019 and December 31, 2018 were $423.6 million and $449.8 million, respectively. The decrease in our working capital primarily relates to a $20.9 million increase in accounts payable and accrued expenses, a $16.2 million increase in deferred revenue and a $4.9 million increase in the lease liability in connection with the adoption of Topic 842. The increases of these current liabilities were partially offset by a $6.8 million decrease in accrued compensation and related benefits and a decrease in other current liabilities.

We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts or certificates of deposit that are currently providing only a minimal return.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Period-to-Period Change
	2019	2018	Amount	Percentage

	(dollars in thousands)
Cash (used in) provided by:
Operating activities	$(32,528)	$(18,832)	$(13,696)	72.7%
Investing activities	5,966	(23,661)	29,627	(125.2)
Financing activities	645	1,118	(473)	(42.3)
Effect of exchange rate changes on cash	(249)	115	(364)	(317.9)
Net decrease in cash and cash equivalents	$(26,166)	$(41,260)	$15,094	(36.6)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $32.5 million, an increase of $13.7 million or 72.7% from $18.8 million for the same period of 2018. This was primarily due to cash used by the following items:

•	a $14.4 million change in working capital; and

•	a $6.7 million increase in net loss.
These cash outflows were partially offset by:

•	a $2.6 million increase in non-cash lease expense in connection with the adoption of Topic 842;

•	a $2.5 million increase in stock-based compensation expense; and

•	a $2.3 million increase in depreciation and amortization expense.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2019 was $6.0 million, an increase of $29.7 million or 125.2% from cash used in investing activities of $23.7 million for the same period of 2018. This increase was primarily due to a $25.0 million inflow from the maturity of investments and a decrease in additions of amortizable intangible assets of $8.2 million. These increases in inflows were partially offset by a $1.3 million increase in purchases of property and equipment as we expanded into new facilities and a $2.5 million outflow related to the purchase of an equity interest in an education technology company.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $0.6 million, a decrease of $0.5 million from $1.1 million for the same period of 2018. This decrease was primarily due to an outflow of $1.3 million related to payments made for the acquisitions of amortizable intangible assets and a $0.2 million decrease in proceeds received from the exercise of stock options. These decreases in cash provided by financing activities were partially offset by $1.0 million of tax withholding payments associated with the settlement of restricted stock units in the prior year.

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

Our Alternative Credential Segment derives revenue directly from contracts with students for the tuition and fees paid to enroll in and progress through our short courses, which run between six and 16 weeks. Our contracts with students in this segment have multiple performance obligations as the delivery of the short course and student support services are each considered distinct performance obligations. These performance obligations are each satisfied ratably over the same short course presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the gross proceeds received from the students and share contractually specified percentages with our university clients, for providing short course content and certification, which are recognized as curriculum and teaching costs on our condensed consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

We do not disclose the value of unsatisfied performance obligations for our Graduate Program Segment because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. We do not disclose the value of unsatisfied performance obligations for our Alternative Credential Segment because the performance obligation is part of a contract that has an original duration of less than one year.

Contract Acquisition Costs

We pay commissions to certain of our employees to obtain contracts with university clients in our Graduate Program Segment. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the expected life, which is generally the length of the contract.

With respect to contract acquisition costs in our Alternative Credential Segment, we have elected to apply the practical expedient in ASC Topic 606 to expense these costs as incurred, as the terms of contracts with students in this segment are less than one year.

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

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of the business acquired. Our goodwill balance relates to the acquisition of GetSmarter in 2017. We review goodwill at least annually, as of October 1. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We initially assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. We review our goodwill for impairment using the two-step process if we decide to bypass the qualitative assessment or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative assessment. Upon the completion of the two-step process, we may be required to recognize an impairment based on the difference between the carrying value and the fair value of the goodwill recorded.

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

Recent Accounting Pronouncements

Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the FASB’s recent accounting pronouncements and their effect on us.

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

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Graduate Program Segment and Alternative Credential Segment for the periods presented.

	Three Months Ended March 31,
	2019	2018
Graduate Program Segment
Full course equivalent enrollments	39,512	29,770
Average revenue per full course equivalent enrollment	$2,637	$2,706
Alternative Credential Segment
Full course equivalent enrollments	9,128	6,002
Average revenue per full course equivalent enrollment	$1,979	$1,954

Of the increase in full course equivalent enrollments in our Graduate Program Segment for the three months ended March 31, 2019 and 2018, 3,511 or 36.0% and 2,244 or 37.9%, respectively, were attributable to graduate programs launched during the preceding 12 months. Of the increase in full course equivalent enrollments in our Alternative Credential Segment for the three months ended March 31, 2019, 2,343 or 75.0%, were attributable to short courses launched during the preceding 12 months. Of the increase in full course equivalent enrollments in our Alternative Credential Segment for the three months ended March 31, 2018, 3,137 or 52.3%, were attributable to short courses launched during the preceding nine months since the July 1, 2017 acquisition of GetSmarter.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, transaction costs (including advisory fees and integration and restructuring expenses) and stock-based compensation expense. In the first quarter of 2019, we revised our definition of adjusted EBITDA to exclude the impact of transaction costs in connection with the acquisition of Trilogy Education Services, Inc. We believe this change is meaningful to investors because we did not have material transaction costs in prior periods and as a result, excluding the impact of such costs beginning in this period facilitates a period-to-period comparison of our business. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the impact of changes in foreign currency exchange rates;

•	adjusted EBITDA does not reflect acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations;

•	adjusted EBITDA does not reflect transaction costs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net loss	$(21,554)	$(14,871)
Adjustments:
Interest income	(2,349)	(342)
Interest expense	55	27
Foreign currency loss	370	395
Depreciation and amortization expense	9,698	7,375
Income tax benefit	(941)	(1,228)
Transaction costs	1,931	—
Stock-based compensation expense	9,584	7,122
Total adjustments	18,348	13,349
Adjusted EBITDA (loss)	$(3,206)	$(1,522)

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

Foreign Currency Exchange Risk

We transact material business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses in South Africa and the United Kingdom. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. As a result, we would experience increased revenue and operating expenses in our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses in our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. Translation adjustments are included as a separate component of stockholders’ equity.

For the three months ended March 31, 2019 and 2018, our foreign currency translation adjustment was a loss of $0.4 million and a gain of $4.6 million, respectively.

For the three months ended March 31, 2019 and 2018, we recognized foreign currency exchange losses of $0.4 million and $0.4 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.

The foreign currency exchange rate volatility of the trailing 12 months ending March 31, 2019 was 13% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 4 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.            Risk Factors

The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019, remain current in all material respects. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offerings of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019, by and among 2U, Inc., Skywalker Purchaser, LLC, Skywalker Sub, Inc., Fortis Advisors LLC, as stockholder representative and Trilogy Education Services, Inc.	8-K	001-36376	2.1	April 8, 2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

May 7, 2019	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 7, 2019	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer