Form 10-Q
period 2019-06-30
2U, Inc.
filed 2019-07-30
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36376

2U, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-2335939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

7900 Harkins Road	Lanham,	MD	20706
(Address of Principal Executive Offices)			(Zip Code)

(301) 892-4350
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:

Common stock, $0.001 par value per share	TWOU	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 26, 2019, there were 63,334,891 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

•	trends in the higher education market and the market for online education, and expectations for growth in those markets;

•	the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;

•	our ability to comply with evolving regulations and legal obligations related to data privacy, data protection and information security;

•	our expectations about the potential benefits of our cloud-based software-as-a-service, or SaaS, technology and technology-enabled services to university clients and students;

•	our dependence on third parties to provide certain technological services or components used in our platform;

•	our ability to meet the anticipated launch dates of our graduate programs, short courses and boot camps;

•	our expectations about the predictability, visibility and recurring nature of our business model;

•	our ability to acquire new university clients and expand our graduate programs, short courses and boot camps with existing university clients;

•
our ability to successfully integrate the operations of Get Educated International Proprietary Limited, or GetSmarter, and Trilogy Education Services, Inc., or Trilogy, achieve the expected benefits of the acquisitions and manage, expand and grow the combined company;

•	our ability to service our substantial indebtedness and comply with the financial and other restrictive covenants contained in the credit agreement governing our senior secured term loan facility;

•	our ability to execute our growth strategy in the international, undergraduate and non-degree alternative markets;

•	our ability to continue to acquire prospective students for our graduate programs, short courses and boot camps;

•	our ability to affect or increase student retention in our graduate programs;

•	our ability to attract, hire and retain qualified employees;

•	our expectations about the scalability of our cloud-based platform;

•	our expectations regarding future expenses in relation to future revenue;

•	potential changes in regulations applicable to us or our university clients; and

•	our expectations regarding the amount of time our cash balances and other available financial resources will be sufficient to fund our operations.

You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended and supplemented by Part II, Item 1A “Risk Factors” in this Quarterly Report, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$218,723	$449,772
Restricted cash	14,761	—
Investments	—	25,000
Accounts receivable, net	71,578	32,636
Prepaid expenses and other assets	43,136	14,272
Total current assets	348,198	521,680
Property and equipment, net	57,464	52,299
Right-of-use assets	36,463	—
Goodwill	488,747	61,852
Amortizable intangible assets, net	339,269	136,605
University payments and other assets, non-current	61,606	34,918
Total assets	$1,331,747	$807,354
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$66,468	$27,647
Accrued compensation and related benefits	21,472	23,001
Deferred revenue	54,600	8,345
Lease liability	6,277	—
Other current liabilities	10,329	9,487
Total current liabilities	159,146	68,480
Long-term debt	245,451	3,500
Deferred tax liabilities, net	6,440	6,949
Lease liability, non-current	58,924	—
Other liabilities, non-current	737	23,416
Total liabilities	470,698	102,345
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 63,231,376 shares issued and outstanding as of June 30, 2019; 57,968,493 shares issued and outstanding as of December 31, 2018	63	58
Additional paid-in capital	1,161,321	957,631
Accumulated deficit	(293,692)	(244,166)
Accumulated other comprehensive loss	(6,643)	(8,514)
Total stockholders’ equity	861,049	705,009
Total liabilities and stockholders’ equity	$1,331,747	$807,354

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$135,461	$97,423	$257,695	$189,711
Costs and expenses
Curriculum and teaching	13,308	6,007	20,009	10,314
Servicing and support	23,993	17,297	44,167	32,530
Technology and content development	26,043	15,235	45,837	29,075
Marketing and sales	89,749	58,376	166,710	111,434
General and administrative	28,408	22,480	51,431	44,349
Total costs and expenses	181,501	119,395	328,154	227,702
Loss from operations	(46,040)	(21,972)	(70,459)	(37,991)
Interest income	1,814	912	4,163	1,254
Interest expense	(2,424)	(27)	(2,479)	(54)
Other expense, net	(13)	(825)	(383)	(1,220)
Loss before income taxes	(46,663)	(21,912)	(69,158)	(38,011)
Income tax benefit	18,691	3,565	19,632	4,793
Net loss	$(27,972)	$(18,347)	$(49,526)	$(33,218)
Net loss per share, basic and diluted	$(0.46)	$(0.33)	$(0.83)	$(0.62)
Weighted-average shares of common stock outstanding, basic and diluted	60,516,662	54,981,192	59,334,246	53,840,582
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	2,243	(14,178)	1,871	(9,546)
Comprehensive loss	$(25,729)	$(32,525)	$(47,655)	$(42,764)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	57,968,493	$58	$957,631	$(244,166)	$(8,514)	$705,009
Exercise of stock options	211,506	—	1,928	—	—	1,928
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	9,319	—	—	—	—	—
Stock-based compensation expense	—	—	9,584	—	—	9,584
Net loss	—	—	—	(21,554)	—	(21,554)
Foreign currency translation adjustment	—	—	—	—	(372)	(372)
Balance, March 31, 2019	58,189,318	$58	$969,143	$(265,720)	$(8,886)	$694,595
Exercise of stock options	85,539	—	452	—	—	452
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	348,418	—	(2,558)	—	—	(2,558)
Issuance of common stock in connection with business combination, net of offering costs	4,608,101	5	184,317	—	—	184,322
Stock-based compensation expense	—		9,967	—	—	9,967
Net loss	—	—	—	(27,972)	—	(27,972)
Foreign currency translation adjustment	—	—	—	—	2,243	2,243
Balance, June 30, 2019	63,231,376	$63	$1,161,321	$(293,692)	$(6,643)	$861,049

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	52,505,856	$53	$588,289	$(205,836)	$5,326	$387,832
Exercise of stock options	186,049	—	2,120	—	—	2,120
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	154,111	—	(1,002)	—	—	(1,002)
Stock-based compensation expense	—	—	7,122	—	—	7,122
Net loss	—	—	—	(14,871)	—	(14,871)
Foreign currency translation adjustment	—	—	—	—	4,632	4,632
Balance, March 31, 2018	52,846,016	$53	$596,529	$(220,707)	$9,958	$385,833
Exercise of stock options	315,482	—	2,673	—	—	2,673
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	320,753	—	(2,405)	—	—	(2,405)
Issuance of common stock in connection with a public offering of common stock, net of offering costs	3,833,334	4	330,858	—	—	330,862
Stock-based compensation expense	—	—	9,009	—	—	9,009
Net loss	—	—	—	(18,347)	—	(18,347)
Foreign currency translation adjustment	—	—	—	—	(14,178)	(14,178)
Balance, June 30, 2018	57,315,585	$57	$936,664	$(239,054)	$(4,220)	$693,447

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(49,526)	$(33,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,351	14,783
Stock-based compensation expense	19,551	16,131
Non-cash lease expense	5,264	—
Bad debt expense	993	—
Changes in operating assets and liabilities:
Accounts receivable, net	(25,548)	(35,932)
Payments to university clients	(20,060)	(8,923)
Prepaid expenses and other assets	(8,796)	(3,705)
Accounts payable and accrued expenses	18,081	10,207
Accrued compensation and related benefits	(5,964)	(1,998)
Deferred revenue	15,849	24,086
Other liabilities, net	(23,056)	(2,854)
Other	912	1,221
Net cash used in operating activities	(47,949)	(20,202)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(387,815)	—
Additions of amortizable intangible assets	(32,430)	(40,039)
Purchases of property and equipment	(8,139)	(5,124)
Purchase of equity interests	(5,000)	—
Proceeds from maturities of investments	25,000	—
Advances made to university clients	(100)	(100)
Advances repaid by university clients	200	—
Other	4	—
Net cash used in investing activities	(408,280)	(45,263)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	330,862
Proceeds from exercise of stock options	2,380	4,793
Proceeds from debt	243,726	—
Tax withholding payments associated with settlement of restricted stock units	(2,558)	(3,407)
Payments for acquisition of amortizable intangible assets	(1,283)	—
Payment of debt issuance costs	(1,953)	—
Net cash provided by financing activities	240,312	332,248
Effect of exchange rate changes on cash	(371)	(1,319)
Net (decrease) increase in cash, cash equivalents and restricted cash	(216,288)	265,464
Cash, cash equivalents and restricted cash, beginning of period	449,772	223,370
Cash, cash equivalents and restricted cash, end of period	$233,484	$488,834

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

The Company has two reportable segments: the Graduate Program Segment and the Alternative Credential Segment (formerly known as the Short Course Segment). The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Alternative Credential Segment provides short form non-degree offerings, such as premium online short courses and technical skills-based boot camps, to working professionals around the world through relationships with leading universities. In the first quarter of 2019, we elected to change the name of this segment from Short Course to Alternative Credential because we believe the name, Alternative Credential, more accurately describes this segment as we expand our offerings along the career curriculum continuum. Refer to Note 12 for further information about the Company’s segments.

On May 22, 2019, the Company completed its acquisition of Trilogy, a workforce accelerator that prepares adult learners for high-growth careers in the digital economy. The acquisition will expand 2U’s university portfolio and deepen relationships across both 2U’s and Trilogy’s partners to make education more accessible for lifelong learners. The results of Trilogy’s operations are included in the Alternative Credential Segment. Refer to Note 3 for further information about the acquisition of Trilogy.

2.    Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2019 and 2018 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

Restricted Cash

The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased office facilities and in connection with the deferred government grant obligations.

Investments

The Company’s investments within current assets on the condensed consolidated balance sheets relate to certificates of deposit with original maturities between three months and one year. As of December 31, 2018, the Company had a $25.0 million certificate of deposit included in investments that qualified as a Level 1 fair value measurement asset and was stated at cost, which approximated fair value. This certificate of deposit matured in the first quarter of 2019.

Revenue Recognition

The Company generates substantially all of its revenue from contractual arrangements, with either its university clients or students, to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support its offerings.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts the Company’s university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges the Company has agreed to exclude in certain university contracts. The Company’s contracts with university clients in this segment typically have initial terms of 10 to 15 years and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for the Company’s expected obligation to refund tuition and fees to university clients.

The Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, the Company’s short courses and boot camps. The Company’s short courses run between six and 16 weeks, while boot camps run between 12 and 24 weeks. In this segment, the Company’s contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. The Company recognizes the gross proceeds received from the students enrolled and shares contractually specified amounts received from students with the associated university client, for providing items such as certification and content, as required. These amounts are recognized as curriculum and teaching costs on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company’s contracts with university clients in this segment are typically shorter and less restrictive than the Company’s contracts with university clients in the Graduate Program Segment.

Business Combinations

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

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

Equity Interests

As of June 30, 2019, the Company had a $5.0 million investment in an education technology company recorded within university payments and other assets, non-current on the condensed consolidated balance sheet. This investment does not have a readily determinable fair value, and is accounted for as a cost method investment, which is subject to fair value remeasurement upon the occurrence of an observable event.

Marketing and Sales Costs

The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its university clients’ graduate programs, with lesser amounts related to acquiring students for its short courses and boot camps and marketing and advertising efforts related to the Company’s own brand. For the three and six months ended June 30, 2019 and 2018, costs related to the Company’s marketing and advertising efforts of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2019 and December 31, 2018, the Company had $25.7 million and $10.3 million, respectively, of accrued marketing costs included in accounts payable and accrued expenses on its condensed consolidated balance sheets.

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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

Company will remeasure its lease payments when the contingency underlying such variable payments is resolved such that some or all of the remaining payments become fixed.

Long-Lived Asset Additions

During the six months ended June 30, 2019, the Company had capital asset additions of $41.7 million in property and equipment and capitalized technology and content development, $1.2 million of which consisted of non-cash capital expenditures. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, $1.3 million of these additions was classified as cash flows from financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2019.

During the six months ended June 30, 2018, the Company had capital asset additions of $55.2 million in property and equipment and capitalized technology and content development, of which $10.0 million consisted of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which a liability was accrued.

Debt Issuance Costs

Debt issuance costs are incurred as a result of entering into certain borrowing transactions and are presented as a reduction from the carrying amount of the debt liability on the Company’s condensed consolidated balance sheets. Debt issuance costs are amortized over the term of the associated debt instrument. The amortization of debt issuance costs is included as a component of interest expense on the Company’s condensed consolidated statements of operations and comprehensive loss. If the Company extinguishes debt prior to the end of the underlying instrument’s full term, some or all of the unamortized debt issuance costs may need to be written off, and a loss on extinguishment may need to be recognized. Refer to Note 7 for further information about the Company’s debt.

Recent Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU No. 2019-04 provides corrections, updates and clarifications to the previously issued updates of ASU No. 2016-01, ASU No. 2016-13 and ASU No. 2017-12. Various areas of the Accounting Standards Codification were impacted by the update. This standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. As the Company has adopted ASU No. 2016-01, the amendments related to ASU No. 2016-01 are effective for annual and interim periods in fiscal years beginning after December 15, 2019. As the Company has not yet adopted ASU No. 2016-13, the amendments related to ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019. Refer below for further discussion of ASU No. 2016-13. The Company is evaluating the impact that the amendments related to ASU Nos. 2016-13 and 2016-01 will have on its consolidated financial position and related disclosures. The amendments to ASU No. 2017-12 are not applicable to the Company.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in cloud computing arrangements that are service contracts to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this ASU on July 1, 2018 under the prospective method. As a result of adopting this standard, as of June 30, 2019 and December 31, 2018, the Company had balances of $1.5 million and $0.4 million, respectively, of capitalized implementation costs incurred to integrate the software associated with its cloud computing arrangements, within university payments and other assets, non-current on the condensed consolidated balance sheets. Such capitalized costs are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company did not incur a material amount of such amortization for the three and six months ended June 30, 2019.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB has issued the following standards related to ASU No. 2016-13: ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; and ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU No. 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU No. 2016-13 also requires enhanced disclosures to help financial statement users better understand assumptions used in estimating expected credit losses. The amendments in these ASUs are effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

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

Upon adoption, the Company recorded ROU assets of approximately $34 million, which have been reduced for accrued rent, and the remaining balance of any lease incentives upon transition, and also recorded corresponding current and non-current lease liabilities for its operating leases of approximately $5 million and $58 million, respectively, on the condensed consolidated balance sheets. Adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of changes in stockholders’ equity or the condensed consolidated statements of cash flows. Refer to Note 6 for more information about the Company’s lease-related obligations.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3.     Business Combination

On May 22, 2019, the Company completed its acquisition of Trilogy pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019 (the “Merger Agreement”), for a net purchase price of $607.6 million in cash and stock consideration. Under the terms of the Merger Agreement, the Company has issued restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of Trilogy. These awards were issued pursuant to the Company’s 2014 Equity Incentive Plan, are subject to future service requirements and will primarily vest over an 18-month period. In addition, a portion of the purchase price held in escrow will be recognized as compensation expense as it is subject to future service requirements of certain key employees for an 18-month period. The net assets and results of operations of Trilogy are included in the Company’s condensed consolidated financial statements within the Alternative Credential Segment as of May 22, 2019.

The following table reflects the Company’s provisional valuation of the assets acquired and liabilities assumed of Trilogy as of the date of the acquisition:

	Estimated Average Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$35,509
Current assets		29,989
Property and equipment, net		2,417
Other non-current assets		6,291
Amortizable intangible assets:
Developed technology	3	48,096
Developed content	4	48,050
University client relationships	10	84,150
Trade names and domain names	5	7,100
Goodwill		425,525
Current liabilities		(57,055)
Non-current liabilities		(22,429)
		$607,643

The Company’s provisional valuation of the assets acquired and liabilities assumed is preliminary and the fair values recorded were based upon preliminary estimates, assumptions and other information compiled by management, and are subject to change (which could be significant) within the measurement period of up to one year from the acquisition date. As of June 30, 2019, the Company is awaiting information to finalize the valuation, primarily related to the recording of intangible assets, the related deferred taxes and the final amount of residual goodwill.

The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and operating synergies anticipated upon the integration of the operations of 2U and Trilogy. The goodwill resulting from the acquisition is not expected to be tax deductible.

The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue and pro forma combined net loss, for the three and six months ended June 30, 2019 and 2018 as if the acquisition of Trilogy had occurred on January 1, 2018:

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3.    Business Combination (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Pro forma revenue	$157,865	$114,933	$311,174	$224,455
Pro forma net loss	(52,805)	(50,299)	(110,169)	(103,978)
Pro forma net loss per share, basic and diluted	$(0.87)	$(0.91)	$(1.86)	$(1.93)

4.     Goodwill and Amortizable Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Graduate Program Segment	Alternative Credential Segment	Total
	(in thousands)
Balance as of December 31, 2018	$—	$61,852	$61,852
Goodwill recognized in connection with business combination	—	425,525	425,525
Foreign currency translation adjustments	—	1,370	1,370
Balance as of June 30, 2019	$—	$488,747	$488,747

Amortizable intangible assets, net consisted of the following as of:

		June 30, 2019			December 31, 2018
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3-5	$130,904	$(24,148)	$106,756	$68,291	$(16,945)	$51,346
Capitalized content development	4-5	146,530	(39,715)	106,815	79,725	(31,662)	48,063
University client relationships	9-10	110,283	(6,742)	103,541	25,616	(4,269)	21,347
Trade names and domain names	5-10	26,335	(4,178)	22,157	18,793	(2,944)	15,849
Total amortizable intangible assets, net		$414,052	$(74,783)	$339,269	$192,425	$(55,820)	$136,605

The amounts presented in the table above include $41.0 million and $40.3 million of in process capitalized technology and content development as of June 30, 2019 and December 31, 2018, respectively. Amortizable intangible assets recognized in connection with the acquisition of Trilogy consisted of developed technology of $48.1 million, developed content of $48.1 million, university client relationships of $84.2 million and trade names and domain names of $7.1 million, and are included in the balances presented in the table above as of June 30, 2019.

During 2018, the Company acquired certain third-party technologies to enhance the Company’s platform, which is referred to as the 2U Operating System, or 2UOS, for aggregate consideration of $9.5 million. As of June 30, 2019, the Company has a remaining obligation to pay the seller $0.7 million by December 31, 2019.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Goodwill and Amortizable Intangible Assets (Continued)

The Company recorded amortization expense related to amortizable intangible assets of $11.9 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded amortization expense related to amortizable intangible assets of $18.9 million and $10.7 million for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

Remainder of 2019	$34,686
2020	66,574
2021	60,942
2022	46,898
2023	29,140
Thereafter	59,986
Total	$298,226

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

Future Minimum Payments to University Clients

Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of June 30, 2019, the future minimum payments due to university clients has not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
As of June 30, 2019, the Company had an obligation to make an additional investment in an education technology company of up to $10.0 million, upon demand by the investee.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6.    Leases

The Company leases office facilities under non-cancelable operating leases primarily in the United States, South Africa, the United Kingdom, Canada and Hong Kong. The Company’s operating leases have remaining lease terms of between one to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancelable lease terms. The future lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. The Company also leases office equipment under non-cancelable leases. The Company did not have any subleases as of June 30, 2019.

As of December 31, 2018, the future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows (in thousands):

2019	$12,941
2020	14,020
2021	13,900
2022	13,633
2023	13,959
Thereafter	68,347
Total future minimum lease payments	$136,800

The components of lease expense consisted of the following for the period presented:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease expense	$2,714	$5,336
Short-term lease expense	154	390
Variable lease expense	1,091	2,005
Total lease expense	$3,959	$7,731

As of June 30, 2019, for the Company’s operating leases, the weighted-average remaining lease term was 8.4 years and the weighted-average discount rate was 12.9%. For the six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $5.9 million.

As of June 30, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2019	$7,030
2020	13,606
2021	12,536
2022	11,648
2023	11,387
Thereafter	51,934
Total lease payments	108,141
Less: imputed interest	(42,940)
Total lease liability	$65,201

As of June 30, 2019, the Company has additional operating leases for office facilities that have not yet commenced with future minimum lease payments of approximately $95.6 million. These operating leases will commence during fiscal years 2019 through 2021, with lease terms of between two to twelve years.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.    Debt

The Company’s outstanding long-term debt was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Term loan	$250,000	$—
Deferred government grant obligations	3,500	3,500
Less: unamortized debt issuance costs	(8,049)	—
Long-term debt	$245,451	$3,500

As of June 30, 2019 and December 31, 2018, the Company had no current portion of long-term debt.

Credit Agreement

On May 22, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Owl Rock Capital Corporation, as administrative agent and collateral agent, and certain other lenders party thereto that provides for a $250 million senior secured term loan facility (the “Term Loan”). Subject to certain exceptions, the Term Loan under the Credit Agreement may be increased or new term loans may be established in an amount not to exceed (i) $50 million plus (ii) the amount of certain prepayments made by the Company plus (iii) an unlimited amount, subject to the achievement of either a certain First Lien LQA University Segment Revenue Leverage Ratio (as defined in the Credit Agreement) or a certain First Lien Net Leverage Ratio (as defined in the Credit Agreement), as applicable.

The Term Loan matures on May 22, 2024 and bear interest, at the Company’s option, at variable rates based on (i) a customary alternative base rate (with a floor of 2.00%) plus an applicable margin of 4.75% or (ii) an adjusted LIBOR rate (with a floor of 1.00%) for the interest period relevant to such borrowing plus an applicable margin of 5.75%. During each of the three and six months ended June 30, 2019, the Company incurred interest expense of $2.4 million in connection with the Credit Agreement.

Comerica Line of Credit

Effective in the second quarter of 2019, the Company terminated its $25.0 million revolving line of credit agreement and letters of credit with Comerica Bank. No amounts were outstanding under this credit agreement as of June 30, 2019 or December 31, 2018.

Deferred Government Grant Obligations

The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and six months ended June 30, 2019 and 2018 is immaterial.

Letters of Credit

Certain of the Company’s operating lease agreements entered into prior to June 30, 2019 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2019, the Company has entered into standby letters of credit totaling $14.0 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8.    Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three and six months ended June 30, 2019 and 2018 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

The Company’s effective tax rate was approximately 40% and 16% for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was approximately 28% and 13% for the six months ended June 30, 2019 and 2018, respectively. A one-time tax benefit of approximately $19.3 million related to the acquisition of Trilogy is included in the Company’s income tax benefit for the three and six months ended June 30, 2019. This benefit relates to the reversal of the Company’s tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. Excluding the one-time tax benefit, the Company’s tax expense was $0.6 million and tax benefit of 0.3 million for the three and six months ended June 30, 2019, respectively, related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. The Company expects to continue to recognize a tax benefit in the future for the Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

9.    Stockholders’ Equity

On May 22, 2018 the Company sold 3,833,334 shares of its common stock to the public, including 500,000 shares sold pursuant to the underwriters’ over-allotment option, and received net proceeds of $330.9 million. The Company will use the net proceeds from this public offering of common stock for working capital and other general corporate purposes, including expenditures for marketing, technology and content development, in connection with new offering launches and growing existing offerings, as well as strategic acquisitions of, or investments in, complementary products, technologies, solutions or businesses.

As of June 30, 2019, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2019, the Company had reserved a total of 14,586,404 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,325,728
Possible future issuance under 2014 Equity Incentive Plan	7,916,599
Outstanding restricted stock units	1,407,748
Available for future issuance under 2017 Employee Stock Purchase Plan	936,329
Total shares of common stock reserved for future issuance	14,586,404

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

Stock-Based Compensation Expense

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10.    Stock-Based Compensation (Continued)

Stock-based compensation expense related to stock-based awards, as well as the 2017 Employee Stock Purchase Plan, is included in the following line items on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Curriculum and teaching	$5	$5	$8	$7
Servicing and support	1,834	1,320	3,503	2,192
Technology and content development	1,648	1,075	3,504	1,786
Marketing and sales	1,487	718	2,743	1,207
General and administrative	4,993	5,891	9,793	10,939
Total stock-based compensation expense	$9,967	$9,009	$19,551	$16,131

Stock Options

The following is a summary of the stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted-Average Exercise Price per Share
Outstanding balance as of December 31, 2018	4,057,788	$27.23
Granted	592,339	71.16
Exercised	(297,045)	8.01
Forfeited	(27,354)	66.31
Expired	—	—
Outstanding balance as of June 30, 2019	4,325,728	34.31
Exercisable as of June 30, 2019*	2,937,882	18.99

*	As of June 30, 2019, the aggregate intrinsic value of options exercisable was $62.8 million and such shares had a weighted-average remaining contractual term of 5.01 years.

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

During the six months ended June 30, 2019, the Company granted 186,433 PRSUs with an aggregate grant date fair value of $11.5 million to certain of its employees. These PRSU awards are generally subject to vesting over periods of approximately one or two years, based on the Company achieving pre-determined consolidated revenue and adjusted EBITDA performance targets for the 2019 fiscal year. The PRSU award agreements provide that the quantity of units subject to vesting may range from 100% to 0% of the granted quantities, depending on the achievement of performance targets. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately be issued.

The following is a summary of RSU and PRSU activity for the six months ended June 30, 2019:

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10.    Stock-Based Compensation (Continued)

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2018	1,139,045	$52.47
Granted	717,502	68.22
Vested	(393,245)	41.24
Forfeited	(55,554)	63.03
Outstanding balance as of June 30, 2019	1,407,748	63.22

11.    Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2019 and 2018:

	Three and Six Months Ended June 30,
	2019	2018
Stock options	4,325,728	4,659,638
Restricted stock units	1,407,748	1,280,627

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (in thousands):
Net loss	$(27,972)	$(18,347)	$(49,526)	$(33,218)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	60,516,662	54,981,192	59,334,246	53,840,582
Net loss per share, basic and diluted	$(0.46)	$(0.33)	$(0.83)	$(0.62)

12.    Segment and Geographic Information

The Company has two reportable segments: the Graduate Program Segment and the Alternative Credential Segment (formerly known as the Short Course Segment). The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Alternative Credential Segment provides short form non-degree offerings such as premium online short courses and technical skills-based boot camps to working professionals around the world through relationships with leading universities.

Graduate Program Segment

For the three months ended June 30, 2019, one university client accounted for 10% or more of the Company’s consolidated revenue, accounting for $21.2 million, which equaled 16% of the Company’s consolidated revenue. For the three months ended June 30, 2018, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $20.4 million, $13.1 million and $10.2 million, which equaled 21%, 13% and 10% of the Company’s consolidated revenue, respectively.

For the six months ended June 30, 2019, one university client accounted for 10% or more of the Company’s consolidated revenue, accounting for $43.8 million, which equaled 17% of the Company’s consolidated revenue. For the six months ended June 30, 2018, three university clients each accounted for 10% or more of the Company’s consolidated revenue,

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Segment and Geographic Information (Continued)

as follows: $41.1 million, $26.5 million, and $19.8 million, which equaled 22%, 14%, and 10% of the Company’s consolidated revenue, respectively.

As of June 30, 2019, one university client accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, accounting for $15.0 million, which equaled 21% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2018, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $11.9 million and $11.8 million, which equaled 36% and 36% of the Company’s consolidated accounts receivable, net balance, respectively.

Alternative Credential Segment

For the three and six months ended June 30, 2019 and 2018, there were no customers or individual university clients that had associated offerings that accounted for 10% or more of the Company’s consolidated revenue. In addition, as of June 30, 2019 and December 31, 2018, no customers had accounts receivable, net balances that accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as customers are individual students or third parties paying on their behalf, rather than university clients.

For the three months ended June 30, 2019, offerings associated with two university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 37% of the segment’s revenue. For the three months ended June 30, 2018, offerings associated with three university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 83% of the segment’s revenue.

For the six months ended June 30, 2019, offerings associated with three university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 56% of the segment’s revenue. For the six months ended June 30, 2018, offerings associated with three university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 83% of the segment’s revenue.

Segment Performance

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue by segment*
Graduate Program Segment	$101,403	$81,209	$205,577	$161,768
Alternative Credential Segment	34,058	16,214	52,118	27,943
Total revenue	$135,461	$97,423	$257,695	$189,711

Segment profitability**
Graduate Program Segment	$(8,049)	$(5,905)	$(7,339)	$(6,179)
Alternative Credential Segment	(6,926)	350	(10,842)	(898)
Total segment profitability	$(14,975)	$(5,555)	$(18,181)	$(7,077)

Segment profitability margin***
Graduate Program Segment	(7.9)%	(7.3)%	(3.6)%	(3.8)%
Alternative Credential Segment	(20.3)	2.2	(20.8)	(3.2)
Total segment profitability margin	(11.1)	(5.7)	(7.0)	(3.7)

*	The Company has excluded immaterial amounts of intersegment revenues from the three and six month periods ended June 30, 2019 and 2018.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Segment and Geographic Information (Continued)

**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, deferred revenue fair value adjustments, transaction costs (including, as applicable, advisory fees and integration and restructuring expenses) and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table reconciles net loss to total segment profitability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(27,972)	$(18,347)	$(49,526)	$(33,218)
Adjustments:
Interest income	(1,814)	(912)	(4,163)	(1,254)
Interest expense	2,424	27	2,479	54
Foreign currency loss	13	825	383	1,220
Depreciation and amortization expense	14,653	7,408	24,351	14,783
Income tax benefit	(18,691)	(3,565)	(19,632)	(4,793)
Deferred revenue fair value adjustment	3,352	—	3,352	—
Transaction costs	3,093	—	5,024	—
Stock-based compensation expense	9,967	9,009	19,551	16,131
Total adjustments	12,997	12,792	31,345	26,141
Total segment profitability	$(14,975)	$(5,555)	$(18,181)	$(7,077)

The Company’s total assets by segment are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Total assets
Graduate Program Segment	$558,135	$702,827
Alternative Credential Segment	773,612	104,527
Total assets	$1,331,747	$807,354

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Segment and Geographic Information (Continued)

Trade Accounts Receivable and Contract Liabilities

The Company’s trade accounts receivable and contract liabilities in each segment are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Trade accounts receivable
Graduate Program Segment accounts receivable, net of allowance for doubtful accounts of $0 for all periods presented	$30,829	$31,110
Graduate Program Segment unbilled revenue*	24,779	265
Alternative Credential Segment accounts receivable, net of allowance for doubtful accounts of $993 and $257 as of June 30, 2019 and December 31, 2018, respectively	15,969	982
Total trade accounts receivable	$71,577	$32,357

Contract liabilities
Graduate Program Segment deferred revenue	$11,560	$2,864
Alternative Credential Segment deferred revenue	43,040	5,481
Total contract liabilities	$54,600	$8,345

*	Unbilled revenue represents contract assets.

For the Graduate Program Segment, no revenue recognized during the three months ended June 30, 2019 and 2018 was included in the deferred revenue balance at the beginning of each year, respectively. Revenue recognized during the six months ended June 30, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each year was $2.4 million and $2.5 million, respectively. For the Alternative Credential Segment, no revenue recognized during the three months ended June 30, 2019 and 2018 was included in the deferred revenue balance at the beginning of each year, respectively. Revenue recognized during the six months ended June 30, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each year was $5.4 million and $4.5 million, respectively.

Contract Acquisition Costs

The Graduate Program Segment had $0.5 million and $0.3 million of net capitalized contract acquisition costs as of June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019 and 2018, the Company capitalized $0.1 million and $0.2 million, respectively, of such costs and did not record a material amount of associated amortization expense in the Graduate Program Segment in either period. For the six months ended June 30, 2019 and 2018, the Company capitalized $0.2 million and $0.3 million, respectively, of such costs and did not record a material amount of associated amortization expense in the Graduate Program Segment in either period.

Geographical Information

The Company’s non-U.S. revenue, which is based upon the currency of the country in which the university client primarily operates, was $11.1 million and $9.8 million, for the three months ended June 30, 2019 and 2018, respectively, and was sourced entirely from the Alternative Credential Segment’s operations outside of the U.S. The Company’s non-U.S. revenue, which is based upon the currency of the country in which the university client primarily operates, was $18.9 million and $17.2 million for the six months ended June 30, 2019 and 2018, respectively, and was sourced entirely from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of June 30, 2019 and December 31, 2018 totaled approximately $2.7 million and $1.2 million, respectively.

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

•
Our Alternative Credential Segment provides short form non-degree offerings such as premium online short courses and technical skills-based boot camps to working professionals around the world through relationships with leading universities. We target working professionals seeking career advancement through skills attainment. In the first quarter of 2019, we elected to change the name of this segment from Short Course to Alternative Credential because we believe the name, Alternative Credential, more accurately describes this segment as we expand our offerings along the career curriculum continuum.

Our core strategy is to launch graduate programs, short courses and boot camps with new and existing university clients, to increase student enrollments across our portfolio of offerings and to expand our non-degree offerings along the career curriculum continuum. We are also committed to continuously improving our platform to deliver high-quality university and student experiences and outcomes at scale.

We face several key challenges in executing our business strategy. Overall, the online education marketplace has expanded rapidly in recent years. While increased acceptance of online education by universities and students presents significant opportunities for us, it also presents a challenge for our business, particularly in the Graduate Program Segment. As the number of online graduate programs expands, there is more competition to enroll students generally. Further, with more graduate program options available, and with students typically having a preference to enroll in online programs offered by universities located in their region, students may choose a local option rather than making an enrollment decision based solely on factors such as program quality and university brand strength. We also face increased competition from companies that provide platforms that compete with some of the capabilities of our platform and universities increasingly want solutions for a wider range of programs.

Our Business Model and Components of Operating Results

The key elements of our business model and components of our operating results are described below.

Revenue

Our Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges that we have agreed to exclude in certain university contracts. Our contracts with university clients in this segment typically have initial terms of 10 to 15 years.

Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our short courses and boot camps. We recognize the gross proceeds received from the students enrolled and share contractually specified amounts received from students with the associated university client, for providing items such as certification and content, as required. These amounts are recognized as curriculum and teaching costs on our condensed consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

Marketing and Sales Costs

Our most significant cost in each fiscal period relates primarily to student acquisition activities across both of our segments. This includes the cost of online advertising and demand generation, as well as cash and non-cash compensation and benefit costs (including stock-based compensation) for our marketing analytics and admissions application counseling personnel.

We have the primary responsibility for identifying qualified students for our graduate programs, short courses and boot camps, generating potential student interest and driving applications to our offerings. The number of students who enroll in our graduate programs, short courses and boot camps in any given period is significantly dependent on the amount we have spent on these student acquisition activities in prior periods.

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

We continually manage our marketing and sales expense to ensure that, across our portfolio of offerings, our cost to acquire students for these offerings is appropriate for our business model. We use a ratio of attrition adjusted lifetime revenue of a student, or LTR, to the total cost to acquire that student, or TCA, as the measure of our marketing efficiency and to determine how much we are willing to spend to acquire an additional student for any offering. The LTR to TCA ratio may vary across offerings depending on the nature of the offering, where that offering is in its lifecycle and whether we enable the same or similar offerings at other universities.

Alternative Credential Segment

We typically begin incurring marketing and sales costs approximately three months prior to each short course presentation, and our short courses run between six and 16 weeks. With respect to our boot camps, we typically begin incurring marketing and sales costs approximately three months prior to launching a cohort, and those offerings run between 12 and 24 weeks. As our short courses and boot camps often straddle two fiscal quarters based on the timing of the course start, the marketing and sales expense in any period is a combination of investments we make to generate revenue in the current and subsequent periods. Likewise, revenue generated in any period is attributable to investments made in student acquisition activities in the prior and current periods.

As the majority of our short course and boot camp student enrollments are attributable to discrete marketing efforts for each short course presentation or boot camp launch, we expect that we will need to continue to incur significant marketing and sales expense for each new and recurring short course presentation and boot camp launch going forward to generate a continuous pipeline of new enrollments.

Other Costs and Expenses

Our other costs and expenses consist of the following:

Curriculum and teaching.  Curriculum and teaching costs are associated with our Alternative Credential Segment and primarily relate to amounts due to our university clients, which are based on contractually specified percentages of the gross proceeds associated with our short courses and boot camps for providing content and certifying courses. Curriculum and teaching costs also include amounts paid to compensate short course facilitators and boot camp instructors related to the delivery of educational services to enrolled students.

Servicing and support.  Servicing and support costs consist primarily of cash and non-cash compensation and benefit costs (including stock-based compensation) related to the management and operations of our graduate programs, short courses and boot camps, providing support for our SaaS technology, as well as supporting students enrolled in our offerings and faculty members. It also includes software licensing, telecommunications, technical support and other costs related to providing access to and support for our platform for our university clients and students. In addition, servicing and support includes costs to facilitate in-program field placements, student immersions and other student enrichment experiences, as well as costs to assist our university clients with their state compliance requirements.

Technology and content development.  Technology and content development costs consist primarily of cash and non-cash compensation and benefit costs (including stock-based compensation) and outsourced services costs related to the ongoing improvement and maintenance of our platform, and the developed content for our graduate programs, short courses and boot camps. It also includes the associated amortization expense related to capitalized technology and content development, as well as hosting and licensing and other costs associated with maintaining our platform in a cloud environment and support for our internal infrastructure.

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

Net Interest Income (Expense)

Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the accrued interest and amortization of debt issuance costs associated with our long-term debt and line of credit. Net interest income (expense) reflects the aggregation of interest income and interest expense.

Income Taxes

Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes.

Results of Operations

Second Quarter 2019 Highlights

•	Revenue was $135.5 million, an increase of 39.0% from $97.4 million in the second quarter of 2018.

•	Net loss was $(28.0) million, or $(0.46) per share, compared to $(18.3) million, or $(0.33) per share, in the second quarter of 2018.

•	Adjusted EBITDA loss* was $(15.0) million, compared to $(5.6) million in the second quarter of 2018.

•	We launched seven new graduate programs and ten new short courses.

*
Adjusted EBITDA is a financial measure not in accordance with United States generally accepted accounting principles, or U.S. GAAP. For more information about adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, to adjusted EBITDA, see the section below titled “Adjusted EBITDA.”

Consolidated Operating Results

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,
	2019		2018		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$135,461	100.0%	$97,423	100.0%	$38,038	39.0%
Costs and expenses
Curriculum and teaching	13,308	9.8	6,007	6.2	7,301	121.6
Servicing and support	23,993	17.7	17,297	17.8	6,696	38.7
Technology and content development	26,043	19.2	15,235	15.6	10,808	70.9
Marketing and sales	89,749	66.3	58,376	59.9	31,373	53.7
General and administrative	28,408	21.0	22,480	23.1	5,928	26.4
Total costs and expenses	181,501	134.0	119,395	122.6	62,106	52.0
Loss from operations	(46,040)	(34.0)	(21,972)	(22.6)	(24,068)	109.5
Interest income	1,814	1.3	912	0.9	902	98.8
Interest expense	(2,424)	(1.8)	(27)	0.0	(2,397)	*
Other expense, net	(13)	0.0	(825)	(0.8)	812	(98.4)
Loss before income taxes	(46,663)	(34.5)	(21,912)	(22.5)	(24,751)	113.0
Income tax benefit	18,691	13.8	3,565	3.7	15,126	424.3
Net loss	$(27,972)	(20.7)%	$(18,347)	(18.8)%	$(9,625)	52.5

*	Not meaningful for comparative purposes.

The following table sets forth the revenue by segment for each of the periods indicated.

	Three Months Ended June 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$101,403	$81,209	$20,194	24.9%
Alternative Credential Segment	34,058	16,214	17,844	110.1
Total revenue	$135,461	$97,423	$38,038	39.0

*	The Company has excluded immaterial amounts of intersegment revenues from the three months ended June 30, 2019 and 2018.

Revenue. Revenue for the three months ended June 30, 2019 was $135.5 million, an increase of $38.0 million, or 39.0%, from $97.4 million for the same period of 2018. Graduate Program Segment revenue increased by $20.2 million, or 24.9%. This increase was primarily driven by growth in full course equivalent enrollments of 8,632, or 28.3%, and partially offset by a decrease in the average revenue per full course equivalent enrollment, from $2,658 to $2,588. Alternative Credential Segment revenue increased by $17.8 million, or 110.1%. This increase was primarily driven by our acquisition of Trilogy, which contributed to the growth in full course equivalent enrollments of 4,440, or 54.0%, and, to a lesser extent, an increase in the average revenue per full course equivalent enrollment, from $1,972 to $2,955. Fluctuations in foreign currency exchange rates for the three months ended June 30, 2019 from those prevailing in the same period of 2018, did not have a material impact on revenue.

Curriculum and Teaching.  Curriculum and teaching costs for the three months ended June 30, 2019 were $13.3 million, an increase of $7.3 million, or 121.6%, from $6.0 million for the same period of 2018. This increase was primarily due to higher curriculum and teaching costs, which was driven by boot camps offered through Trilogy. The remainder of the increase was due to an increase in the number of short courses taken in our Alternative Credential Segment.

Servicing and Support.  Servicing and support costs for the three months ended June 30, 2019 were $24.0 million, an increase of $6.7 million, or 38.7%, from $17.3 million for the same period of 2018. This increase was primarily due to a $5.7 million increase in cash and non-cash compensation and benefit costs, as we increased our headcount in servicing and support by 78%, which includes the impact of our acquisition of Trilogy and in order to serve a growing number of students and faculty in existing and new offerings. Additionally, $1.0 million of the increase primarily related to higher travel, rent and other servicing and support costs.

Technology and Content Development.  Technology and content development costs for the three months ended June 30, 2019 were $26.0 million, an increase of $10.8 million, or 70.9%, from $15.2 million for the same period of 2018. This increase was due in part to a $5.8 million increase related to higher amortization expense associated with capitalized technology and content development, which includes the impact of the acquisition of Trilogy. Additionally, the increase included $2.8 million of higher cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development), as we increased our headcount in technology and content development by 106%, including the impact of our acquisition of Trilogy and in order to support the scaling of existing offerings, and the launching of new offerings. The remainder of the increase related to $2.2 million of other net costs to support and maintain our internal software applications.

Marketing and Sales.  Marketing and sales costs for the three months ended June 30, 2019 were $89.7 million, an increase of $31.3 million, or 53.7%, from $58.4 million for the same period of 2018, which includes the impact of the acquisition of Trilogy. This increase was primarily due to higher direct internet marketing costs of $19.8 million as we increased our student acquisition activities to drive enrollments in our offerings. Additionally, the increase included $8.0 million of higher cash and non-cash compensation and benefit costs, as we increased our headcount in marketing and sales by 64%, in order to drive enrollment and revenue growth in existing and new offerings and $1.2 million of higher depreciation and amortization expense. The remaining $2.3 million of the increase related to higher other marketing and sales costs.

General and Administrative.  General and administrative costs for the three months ended June 30, 2019 were $28.4 million, an increase of $5.9 million, or 26.4%, from $22.5 million for the same period of 2018. This increase was primarily due to $3.1 million of transaction costs associated with the acquisition of Trilogy and a $2.8 million increase related to higher travel, cash and non-cash compensation and benefit costs, and other net costs due to the acquisition of Trilogy.

Net Interest Income (Expense). In the three months ended June 30, 2019, we incurred net interest expense of $0.6 million, compared to net interest income of $0.9 million in the same period of 2018. This change of $1.5 million was primarily driven by an increase in interest expense of $2.2 million related to our term loan and $0.2 million related to the amortization of debt issuance costs, partially offset by higher interest income of $0.9 million as a result of a higher cash balance from our May 2018 public offering of common stock.

Other Expense, Net. For the three months ended June 30, 2019, we incurred other expense, net, of $13 thousand, compared to $825 thousand in the same period of 2018.

Income Tax Benefit. The tax benefit for the three months ended June 30, 2019 and 2018 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

Our effective tax rate was approximately 40% and 16% for the three months ended June 30, 2019 and 2018, respectively. Our tax benefit of $18.7 million for the three months ended June 30, 2019 includes a one-time tax benefit related to the acquisition of Trilogy. This one-time benefit relates to the reversal of our tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. Excluding the one-time tax benefit, our tax expense related to losses generated by operations and the amortization of acquired intangibles in our Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Six Months Ended June 30,
	2019		2018		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$257,695	100.0%	$189,711	100.0%	$67,984	35.8%
Costs and expenses
Curriculum and teaching	20,009	7.8	10,314	5.4	9,695	94.0
Servicing and support	44,167	17.1	32,530	17.1	11,637	35.8
Technology and content development	45,837	17.8	29,075	15.3	16,762	57.6
Marketing and sales	166,710	64.7	111,434	58.7	55,276	49.6
General and administrative	51,431	20.0	44,349	23.4	7,082	16.0
Total costs and expenses	328,154	127.4	227,702	119.9	100,452	44.1
Loss from operations	(70,459)	(27.4)	(37,991)	(19.9)	(32,468)	85.5
Interest income	4,163	1.6	1,254	0.7	2,909	*
Interest expense	(2,479)	(1.0)	(54)	—	(2,425)	*
Other expense, net	(383)	(0.1)	(1,220)	(0.6)	837	(68.6)
Loss before income taxes	(69,158)	(26.9)	(38,011)	(19.8)	(31,147)	81.9
Income tax benefit	19,632	7.6	4,793	2.5	14,839	309.6
Net loss	$(49,526)	(19.3)	$(33,218)	(17.3)	$(16,308)	49.1

*	Not meaningful for comparative purposes.

The following table sets forth the revenue by segment for each of the periods indicated.

	Six Months Ended June 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$205,577	$161,768	$43,809	27.1%
Alternative Credential Segment	52,118	27,943	24,175	86.5
Total revenue	$257,695	$189,711	$67,984	35.8

*	The Company has excluded immaterial amounts of intersegment revenues from the six months ended June 30, 2019 and 2018.

Revenue. Revenue for the six months ended June 30, 2019 was $257.7 million, an increase of $68.0 million, or 35.8%, from $189.7 million for the same period of 2018. Graduate Program Segment revenue increased by $43.8 million, or 27.1%. This increase was primarily driven by growth in full course equivalent enrollments of 18,374, or 30.5%, offset by a decrease in the average revenue per full course equivalent enrollment, from $2,682 to $2,612. Alternative Credential Segment revenue increased by $24.2 million, or 86.5%, from $27.9 million for the same period of 2018. This increase was primarily driven by our acquisition of Trilogy, which contributed to the growth in full course equivalent enrollments of 6,038, or 42.4%, and, to a lesser extent, an increase in the average revenue per full course equivalent enrollment, from $1,964 to $2,738. Fluctuations in foreign currency exchange rates for the six months ended June 30, 2019 from those prevailing in the same period of 2018, did not have a material impact on revenue.

Curriculum and Teaching.  Curriculum and teaching costs for the six months ended June 30, 2019 were $20.0 million, an increase of $9.7 million, or 94.0%, from $10.3 million for the same period of 2018. This increase was primarily due to higher curriculum and teaching costs, which was driven by boot camps offered through Trilogy. The remainder of the increase was due to an increase in the number of short courses taken in our Alternative Credential Segment.

Servicing and Support.  Servicing and support costs for the six months ended June 30, 2019 were $44.2 million, an increase of $11.6 million, or 35.8%, from $32.5 million for the same period of 2018, which includes the impact of the acquisition of Trilogy. This increase was primarily due to a $9.7 million increase in cash and non-cash compensation and benefit costs, as we increased our headcount in servicing and support by 83%, to serve a growing number of students and faculty in existing and new offerings. The remaining $1.9 million of the increase related to higher rent, travel and other servicing and support costs.

Technology and Content Development.  Technology and content development costs for the six months ended June 30, 2019 were $45.8 million, an increase of $16.7 million, or 57.6%, from $29.1 million for the same period of 2018. This increase was due to a $7.6 million increase related to higher amortization expense associated with capitalized technology and content development, which includes the impact of the acquisition of Trilogy, as well as $2.7 million of higher hosting and licensing costs due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment. Additionally, there was a $4.8 million increase in cash and non-cash compensation and benefit costs (net of amounts capitalized for technology and content development), as we increased our headcount in technology and content development by 106%, including the impact of the acquisition of Trilogy and to support the scaling of existing offerings and the launching of new offerings. The remainder of the increase related to $1.6 million of other net costs to support and maintain our internal software applications.

Marketing and Sales.  Marketing and sales costs for the six months ended June 30, 2019 were $166.7 million, an increase of $55.3 million, or 49.6%, from $111.4 million for the same period of 2018, which includes the impact of the acquisition of Trilogy. This increase was primarily due to higher direct internet marketing costs of $36.8 million to drive enrollments in our offerings. Additionally, the increase included $13.3 million of higher cash and non-cash compensation and benefit costs, as we increased our headcount in marketing and sales by 69%, to drive enrollment and revenue growth in existing and new offerings and $1.4 million of higher depreciation and amortization expense. The remaining increase related to $3.8 million of higher other marketing and sales costs.

General and Administrative.  General and administrative costs for the six months ended June 30, 2019 were $51.4 million, an increase of $7.1 million, or 16.0%, from $44.3 million for the same period of 2018. This increase was primarily due to $5.0 million of transaction costs associated with the acquisition of Trilogy and a $2.1 million increase related to higher rent, professional fees, and other net costs due to the acquisition of Trilogy.

Net Interest Income (Expense). In the six months ended June 30, 2019, we earned net interest income of $1.7 million, compared to $1.2 million in the same period of 2018. This decrease of $0.5 million was primarily driven by higher interest income of $2.9 million as a result of a higher cash balance from our May 2018 public offering of common stock, partially offset by an increase in interest expense of $2.2 million related to our term loan and $0.2 million related to the amortization of debt issuance costs.

Other Income (Expense), Net. For the six months ended June 30, 2019, we incurred other expense, net, of $0.4 million, compared to $1.2 million in the same period of 2018.

Income Tax Benefit. The tax benefit for the six months ended June 30, 2019 and 2018 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

Our effective tax rate was approximately 28% and 13% for the six months ended June 30, 2019 and 2018, respectively. Our tax benefit of $19.6 million for the six months ended June 30, 2019 includes a one-time tax benefit related to the acquisition of Trilogy. This one-time benefit relates to the reversal of our tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability, due to the acquisition of Trilogy. Excluding the one-time tax benefit, our tax benefit related to losses generated by operations and the amortization of acquired intangibles in our Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. We expect to continue to recognize a tax benefit in the future for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Business Segment Operating Results

We define segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, deferred revenue fair value adjustments, transaction costs (including, as applicable, advisory fees and integration and restructuring expenses) and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

The following table reconciles net loss to total segment profitability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(27,972)	$(18,347)	$(49,526)	$(33,218)
Adjustments:
Interest income	(1,814)	(912)	(4,163)	(1,254)
Interest expense	2,424	27	2,479	54
Foreign currency loss	13	825	383	1,220
Income tax benefit	(18,691)	(3,565)	(19,632)	(4,793)
Depreciation and amortization expense	14,653	7,408	24,351	14,783
Deferred revenue fair value adjustment	3,352	—	3,352	—
Transaction costs	3,093	—	5,024	—
Stock-based compensation expense	9,967	9,009	19,551	16,131
Total adjustments	12,997	12,792	31,345	26,141
Total segment profitability	$(14,975)	$(5,555)	$(18,181)	$(7,077)

Three Months Ended June 30, 2019 and 2018

Revenue by segment and segment profitability for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$101,403	$81,209	$20,194	24.9%
Alternative Credential Segment	34,058	16,214	17,844	110.1
Total revenue	$135,461	$97,423	$38,038	39.0

Segment profitability
Graduate Program Segment	$(8,049)	$(5,905)	$(2,144)	36.3
Alternative Credential Segment	(6,926)	350	(7,276)	**
Total segment profitability	$(14,975)	$(5,555)	$(9,420)	169.6

*	The Company has excluded immaterial amounts of intersegment revenues from the three months ended June 30, 2019 and 2018.

**	Not meaningful for comparative purposes.

Segment profitability in our Graduate Program Segment for the three months ended June 30, 2019 was $(8.0) million, a decrease of $2.1 million, or 36.3%, from $(5.9) million for the same period of 2018. This period-over-period decrease in segment profitability was primarily due to marketing spend and marketing and program staffing costs growing more quickly than revenue as we launch new programs and absorb market driven adjustments to enrollment expectations in existing programs. Going forward, we intend to realign these costs with revenue, improve efficiency in the segment’s overall cost structure and adjust the cadence of new program launches, which are a significant driver of losses in the near term. These actions are expected to increase segment profitability over time. However, the impact of our initiatives to improve specific and overall cost efficiencies and the actual timing of new program launches may result in significant variability in the Graduate Program Segment’s profitability between future periods.

Segment profitability in our Alternative Credential Segment for the three months ended June 30, 2019 was $(6.9) million, a decrease of $7.3 million, from $0.4 million for the same period of 2018. The primary factor impacting segment profitability was the acquisition of Trilogy. There were also changes in relative expense levels and expense timing in this period of rapid growth for the Alternative Credential Segment, year-over-year and quarter-over-quarter. Therefore, changes in segment profitability do not necessarily represent a business trend. Changes in segment profitability are highly dependent upon the timing of launches of new and existing offerings. We expect to increase investment in the development, marketing and support of newer and newly launching offerings in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Six Months Ended June 30, 2019 and 2018

Revenue by segment and segment profitability for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$205,577	$161,768	$43,809	27.1%
Alternative Credential Segment	52,118	27,943	24,175	86.5
Total revenue	$257,695	$189,711	$67,984	35.8

Segment profitability
Graduate Program Segment	$(7,339)	$(6,179)	$(1,160)	18.8
Alternative Credential Segment	(10,842)	(898)	(9,944)	**
Total segment profitability	$(18,181)	$(7,077)	$(11,104)	156.9

*	The Company has excluded immaterial amounts of intersegment revenues from the six months ended June 30, 2019 and 2018.

**	Not meaningful for comparative purposes.

Segment profitability in our Graduate Program Segment for the six months ended June 30, 2019 was $(7.3) million, a decrease of $1.2 million, or 19%, from $(6.2) million for the same period of 2018. This period-over-period decrease in segment profitability was primarily due to marketing spend and marketing and program staffing costs growing more quickly than revenue as we launch new programs and absorb market driven adjustments to enrollment expectations in existing programs. Going forward, we intend to realign these costs with revenue, improve efficiency in the segment’s overall cost structure and adjust the cadence of new program launches, which are a significant driver of losses in the near term. These actions are expected to increase segment profitability over time. However, the impact of our initiatives to improve specific and overall cost efficiencies and the actual timing of new program launches may result in significant variability in the Graduate Program Segment’s profitability between future periods.

Segment profitability in our Alternative Credential Segment for the six months ended June 30, 2019 was $(10.8) million, a decrease of $9.9 million, from $(0.9) million for the same period of 2018. The primary factor impacting segment profitability in this segment was acquisition of Trilogy. There were also changes in relative expense levels and expense timing in this period of rapid growth for the Alternative Credential Segment, year-over-year and quarter-over-quarter. Therefore, changes in segment profitability do not necessarily represent a business trend. Changes in segment profitability are highly dependent upon the timing of launches of new and existing offerings. We expect to increase investment in the development, marketing and support of newer and newly launching offerings in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Capital Resources and Liquidity

Capital Expenditures

During the six months ended June 30, 2019, we had capital asset additions of $41.7 million, which were comprised of $33.3 million in capitalized technology and content development, $4.5 million of leasehold improvements, $3.6 million of other property and equipment and $0.3 million of trade and domain names. The $41.7 million of capital asset additions consisted of $40.5 million in cash capital expenditures. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, an additional $1.3 million for purchases made in prior year was classified as cash flows from financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2019. For the full year of 2019, we expect new capital asset additions of approximately $82 to $86 million, of which approximately $3 to $6 million will be funded by landlord leasehold improvement allowances.

Sources of Liquidity

Credit Agreement

On May 22, 2019, we entered into the Credit Agreement with Owl Rock Capital Corporation, as administrative agent and collateral agent, and certain other lenders party thereto that provides for a $250 million senior secured term loan facility. Subject to certain exceptions, the Term Loan under the Credit Agreement may be increased or new term loans may be established in an amount not to exceed (i) $50 million plus (ii) the amount of certain prepayments made by us plus (iii) an unlimited amount, subject to the achievement of either a certain First Lien LQA University Segment Revenue Leverage Ratio (as defined in the Credit Agreement) or a certain First Lien Net Leverage Ratio (as defined in the Credit Agreement), as applicable.

The Term Loan matures on May 22, 2024 and bear interest, at our option, at variable rates based on (i) a customary alternative base rate (with a floor of 2.00%) plus an applicable margin of 4.75% or (ii) an adjusted LIBOR rate (with a floor of 1.00%) for the interest period relevant to such borrowing plus an applicable margin of 5.75%. During each of the three and six months ended June 30, 2019, we incurred interest expense of $2.4 million in connection with the Credit Agreement. For additional information regarding the Credit Agreement, including its prepayment provisions and related covenants, see our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 22, 2019.

Comerica Line of Credit

Effective in the second quarter of 2019, we terminated our $25.0 million revolving line of credit agreement and letters of credit with Comerica Bank. No amounts were outstanding under this credit agreement as of June 30, 2019 or December 31, 2018.

Deferred Government Grant Obligations

We have a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and six months ended June 30, 2019 and 2018 is immaterial.

Letters of Credit

Certain of our operating lease agreements entered into prior to June 30, 2019 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2019, we have entered into standby letters of credit totaling $14.0 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.

Working Capital

We define working capital as current assets minus current liabilities. Our working capital as of June 30, 2019 and December 31, 2018 was $189.1 million and $453.2 million, respectively. Our cash and cash equivalents balances within working capital as of June 30, 2019 and December 31, 2018 were $218.7 million and $449.8 million, respectively. The decrease in our working capital primarily relates to the cash used to complete the Trilogy acquisition and the related current assets and liabilities assumed.

We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts or certificates of deposit that are currently providing only a minimal return.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Cash (used in) provided by:
Operating activities	$(47,949)	$(20,202)	$(27,747)	137.4%
Investing activities	(408,280)	(45,263)	(363,017)	802.0
Financing activities	240,312	332,248	(91,936)	(27.7)
Effect of exchange rate changes on cash	(371)	(1,319)	948	(71.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(216,288)	$265,464	$(481,752)	(181.5)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $47.9 million, an increase of $27.7 million, or 137.4%, from $20.2 million for the same period of 2018. This increase was primarily due to cash used by the following items:

•	a $30.4 million change in working capital; and

•	a $16.3 million increase in net loss.

These cash outflows were partially offset by:

•	a $9.6 million increase in depreciation and amortization expense;

•	a $5.3 million increase in non-cash lease expense in connection with the adoption of Topic 842; and

•	a $3.4 million increase in stock-based compensation expense.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $408.3 million, an increase of $363.0 million, or 802.0%, from $45.3 million for the same period of 2018. This increase was primarily due to a $387.8 million outflow related to our acquisition of Trilogy, net of cash acquired. The increase was also due to a $5.0 million outflow related to the purchase of an equity interest in an education technology company and a $3.0 million increase in purchases of property and equipment as we expanded into new facilities. These increases in outflows were partially offset by a $25.0 million inflow from the maturity of investments and a decrease in additions of amortizable intangible assets of $7.6 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $240.3 million, a decrease of $91.9 million from $332.2 million for the same period of 2018. This decrease was primarily due to a $330.9 million decrease in proceeds received from our public offering of common stock in May 2018, a $2.4 million decrease in proceeds received from the exercise of stock options, $2.0 million related to payments made for debt issuance costs, and $1.3 million related to payments made for the acquisitions of amortizable intangible assets. These decreases in cash provided by financing activities were partially offset by $243.7 million of proceeds from our term loan and $0.8 million of tax withholding payments associated with the settlement of restricted stock units in the prior year.

Other

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

We generate substantially all of our revenue from contractual arrangements, with either our university clients or students, to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support our graduate programs, short courses and technical skills-based boot camps.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain university contracts. Our contracts with university clients in this segment typically have initial terms of 10 to 15 years and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for our expected obligation to refund tuition and fees to university clients.

Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our short courses and boot camps. Our short courses run between six and 16 weeks, while our boot camps run between 12 and 24 weeks. In this segment, our contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the gross proceeds received from the students enrolled and share contractually specified amounts received from students with the associated university client, for providing items such as certification and content, as required. These amounts are recognized as curriculum and teaching costs on our condensed consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

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

Deferred revenue represents the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed consolidated balance sheets. We generally receive payments for our share of tuition and fees from graduate program university clients early in each academic term and from short course and boot camp students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of the business acquired. Our goodwill balance relates to the acquisitions of GetSmarter in July 2017 and Trilogy in May 2019. We review goodwill at least annually, as of October 1. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We initially assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. We review our goodwill for impairment using the two-step process if we decide to bypass the qualitative assessment or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative assessment. Upon the completion of the two-step process, we may be required to recognize an impairment based on the difference between the carrying value and the fair value of the goodwill recorded.

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

Capitalized Content Development

We develop content for each offering on a course-by-course basis in conjunction with the faculty for each graduate program, short course and boot camp. University clients and their faculty generally provide materials used for the course in an on-campus setting, including curricula, case studies and other reading materials, and presentations. We are responsible for the conversion of the materials into a format suitable for delivery through our online learning platform, including all expenses associated with this effort. With regard to the Graduate Program Segment, the development of content is part of our single performance obligation and is considered a contract fulfillment cost.

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

Evaluation of Long-Lived Assets

We review long-lived assets, which consist of property and equipment, capitalized technology costs, capitalized content development costs and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to assess the recoverability of the capitalized technology and content development costs, the costs are grouped by the lowest level of independent cash flows (i.e., by degree program, short course or boot camp, for content development costs). Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. Our impairment analysis is based upon cumulative results and forecasted performance.

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

Average revenue per full course equivalent enrollment represents our weighted-average revenue per course across the mix of courses being offered during a period in each of our operating segments. This number is derived by dividing the total revenue for a period for each of our operating segments by the number of full course equivalent enrollments within the applicable segment during that same period. This amount may vary from period to period depending on the academic calendars of our university clients, the relative growth rates of our graduate programs, short courses and boot camps, as applicable, and varying tuition levels, among other factors.

The following table sets forth the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Graduate Program Segment and Alternative Credential Segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019*	2018	2019*	2018
Graduate Program Segment
Full course equivalent enrollments	39,180	30,548	78,692	60,318
Average revenue per full course equivalent enrollment	$2,588	$2,658	$2,612	$2,682
Alternative Credential Segment
Full course equivalent enrollments	12,662	8,222	20,262	14,224
Average revenue per full course equivalent enrollment**	$2,955	$1,972	$2,738	$1,964

*
We acquired Trilogy on May 22, 2019 and Trilogy’s results of operations are included in our results from the date of acquisition. As such, Trilogy will impact the full course equivalent enrollment measures for our Alternative Credential Segment from the acquisition date forward.

**
The calculation of the Alternative Credential Segment’s average revenue per full course equivalent enrollment includes $3.3 million of revenue that was excluded from the results of operations in the second quarter of 2019, due to a deferred revenue fair value purchase accounting adjustment recorded as part of the acquisition of Trilogy.

Of the increase in full course equivalent enrollments in our Graduate Program Segment for the three months ended June 30, 2019 and 2018, 3,276, or 38.0%, and 3,352, or 50.4%, respectively, were attributable to graduate programs launched during the preceding 12 months. Of the increase in full course equivalent enrollments in our Graduate Program Segment for the six months ended June 30, 2019 and 2018, 5,928, or 32.3%, and 5,596, or 44.6%, respectively, were attributable to graduate programs launched during the preceding 12 months.

Of the increase in full course equivalent enrollments in our Alternative Credential Segment for the three months ended June 30, 2019 and 2018, 2,555, or 57.5%, and 5,299, or 64.4%, respectively, were attributable to offerings launched during the preceding 12 months. Of the increase in full course equivalent enrollments in our Alternative Credential Segment for the six months ended June 30, 2019 and 2018, 4,898, or 81.1%, and 8,436, or 59.3% were attributable to launched during the preceding 12 months.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, deferred revenue fair value adjustments, transaction costs (including, as applicable, advisory fees and integration and restructuring expenses) and stock-based compensation expense. In the first quarter of 2019, we revised our definition of adjusted EBITDA to exclude the impact of transaction costs in connection with the acquisition of Trilogy. We believe this change is meaningful to investors because we did not have material transaction costs in prior periods and as a result, excluding the impact of such costs beginning in the first quarter of 2019 facilitates a period-to-period comparison of our business. In the second quarter of 2019, we revised our definition of adjusted EBITDA to exclude the impact of the deferred revenue fair value adjustments in connection with the acquisition of Trilogy. Business combination accounting guidance requires the write down of deferred revenue in conjunction with the acquisition. We did not have any deferred revenue fair value adjustments during the three and six months periods ended June 30, 2018. Therefore, we included these revenues in adjusted EBITDA because they related to a specific transaction and are reflective of our ongoing financial performance. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(27,972)	$(18,347)	$(49,526)	$(33,218)
Adjustments:
Interest income	(1,814)	(912)	(4,163)	(1,254)
Interest expense	2,424	27	2,479	54
Foreign currency loss	13	825	383	1,220
Depreciation and amortization expense	14,653	7,408	24,351	14,783
Income tax benefit	(18,691)	(3,565)	(19,632)	(4,793)
Deferred revenue fair value adjustment	3,352	—	3,352	—
Transaction costs	3,093	—	5,024	—
Stock-based compensation expense	9,967	9,009	19,551	16,131
Total adjustments	12,997	12,792	31,345	26,141
Adjusted EBITDA (loss)	$(14,975)	$(5,555)	$(18,181)	$(7,077)

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

For the six months ended June 30, 2019 and 2018, our foreign currency translation adjustment was a loss of $1.9 million and a gain of $9.5 million, respectively.

For the three months ended June 30, 2019 and 2018, we recognized foreign currency exchange losses of $13.0 thousand and $0.8 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2019 and 2018, we recognized foreign currency exchange losses of $0.4 million and $1.2 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.

The foreign currency exchange rate volatility of the trailing 12 months ending June 30, 2019 was 13% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 includes all of the Company’s consolidated operations except for, as permitted by SEC guidance for newly acquired businesses, those disclosure controls and procedures of Trilogy that are subsumed by internal control over financial reporting. We acquired Trilogy on May 22, 2019 and their results of operations are included in our financial statements effective with the second quarter of 2019. As of June 30, 2019, the assets acquired in the Trilogy acquisition constituted approximately 8.5% of the Company’s consolidated assets, and revenues attributable to the Trilogy acquisition represent 4.6% of the Company’s revenues for the six month period ended June 30, 2019. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

Other than the change in our internal control over financial reporting as a result of the acquisition of Trilogy, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of assessing and integrating Trilogy’s internal control over financial reporting with our existing internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.            Risk Factors

The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019, remain current in all material respects, except as amended and supplemented by the additional risk factors below. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to the Trilogy Acquisition and the Combined Company

Our international operations expose us to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

After the GetSmarter and Trilogy acquisitions, we conduct a more substantial portion of our business outside the U.S. and we accordingly make certain business and resource decisions considering assumptions about foreign currency. As a result, we face exposure to adverse movements in foreign currency exchange rates, in particular with respect to the volatility of the South African rand, or ZAR. While our reporting currency is in U.S. dollars, a portion of our consolidated revenues and expenses are denominated in ZAR, certain of our assets are denominated in ZAR and we have a significant employee base in South Africa. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa.

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

We have incurred substantial transaction and integration expenses related to the acquisitions of GetSmarter and Trilogy and expect to incur additional integration expenses related to the GetSmarter and Trilogy acquisitions that could negatively impact our financial results and cash flows.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the GetSmarter and Trilogy acquisitions and associated integration activities. For example, we expect to incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration process. Any expected efficiencies to offset these costs may not be achieved in the near term, or at all.

We maintain offices outside of the United States, have international residents that apply to and enroll in our offerings and plan to expand our international business, which exposes us to risks inherent in international operations.

The acquisitions of GetSmarter and Trilogy significantly increased our international operations, including the number of international applicants and students in our offerings. One element of our growth strategy is to continue expanding our international operations and to establish a worldwide client base. Our current international operations and future initiatives will involve a variety of risks that could constrain our operations and compromise our growth prospects, including:

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

We expect that the online learning market will continue to expand and that the number of degree and non-degree offerings available online will proliferate.

Particularly in the Graduate Program Segment, the number of new competitive entrants into the online learning market has expanded rapidly in recent years. As the number of online graduate programs expands, we face increasing competition to enroll students in our offerings. This expansion has also resulted in an increase in regional online graduate program offerings for potential students. In addition to making enrollment decisions based on factors such as program quality and university brand strength, we have observed potential students giving preference to universities located in their region, which has further impacted the competitive landscape in our Graduate Program Segment.

In our Alternative Credential Segment, which has a lower barrier to entry, we are facing increasing competition from traditional massive open online course providers, which have evolved from providing massive open online courses to providing short course certificates, nano degrees and similar non-degree alternatives, as well as from companies that provide corporate training programs and online courses taught outside the university environment (e.g., by experts in various fields).

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

A number of competitive factors could cause us to lose potential university clients and students or force us to offer our platform on less favorable economic terms, including:

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

A significant portion of our revenue in the Alternative Credential Segment is attributable to courses with three university clients. The loss of any of these clients, or a decline in enrollment in certain of these courses, could significantly reduce our revenue in this segment.

We expect that our courses with our three largest university clients in the Alternative Credential Segment will continue to account for a large portion of our revenue in this segment. Any decline in these university clients’ reputations or any increase in the fees charged by the university clients for the courses could adversely affect the number of students that enroll in these courses. Further, these university clients could become resistant to offering online courses through our platform. These university clients are not required to continue using us as their provider for online short courses. If any of these university clients elected to end certain courses or to terminate or not renew their relationships with us, it would significantly reduce our revenue in this segment.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the Trilogy acquisition.

Following the completion of the Trilogy acquisition, the size of the combined company’s business has increased significantly. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies in different geographic locations, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The combined company may not be successful and may not realize the expected operating leverage, synergies and strategic benefits currently anticipated from the Trilogy acquisition.

Trilogy may underperform relative to our expectations.

Trilogy may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect. Trilogy’s business and financial performance are subject to certain risks and uncertainties, including, among others: (i) the ability to acquire new university clients and expand offerings with existing university clients; (ii) the demand for skills-based boot camps in web development, data analytics, user experience or user interface design, and cybersecurity; (iii) the acceptance, adoption and growth of Trilogy’s skills-based boot camps by colleges and universities, students and employers; and (iv) the lack of predictability and visibility and the non-recurring nature of Trilogy’s business model.

If Trilogy underperforms relative to our expectations, we may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect, and our business and operating results may be harmed.

Uncertainties associated with the Trilogy acquisition may cause the departure of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

We depend upon the experience and industry knowledge of our officers and other key employees, including those who joined us after the Trilogy acquisition, to execute our business plans. The combined company’s success will depend, in part, upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their future roles with the combined company, which may materially adversely affect our ability to attract and retain key personnel and could adversely impact operations of the combined company.

The market price of our common stock may decline as a result of the Trilogy acquisition.

The market price of our common stock may decline as a result of the Trilogy acquisition if, among other things, we are unable to achieve the expected growth in revenue, or if the strategic benefits or synergies are not realized or if the transaction costs related to the Trilogy acquisition are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits of the Trilogy acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Trilogy acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our indebtedness.

As of June 30, 2019, we had approximately $253.5 million of indebtedness on a consolidated basis. See Note 7 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On May 22, 2019 we borrowed $250.0 million under our new senior secured Term Loan with an interest rate of LIBOR (subject to a 1.00% floor) plus 5.75% or, at our option, an alternate base rate (subject to a 2.00% floor) plus 4.75%. We utilized the borrowings under the Term Loan to finance a portion of the Trilogy acquisition.

Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•
require a substantial portion of our cash from operating activities to be dedicated to debt service payments and reduce the amount of cash available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	expose us to increased interest rate risk as a significant portion of our indebtedness is subject to variable interest rates;

•	place us at a competitive disadvantage compared to certain of our competitors who have less debt;

•	hinder our ability to adjust rapidly to changing market conditions;

•	limit our ability to secure adequate bank financing in the future with reasonable terms and conditions; and

•	increase our vulnerability to, and limit our flexibility in planning for or reacting to, a potential downturn in general economic conditions or in one or more of our businesses.

Our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. On July 27, 2017, the authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.

In addition, the Credit Agreement governing our Term Loan contains affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Despite current indebtedness levels and existing restrictive covenants, we may still incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.

We may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the Credit Agreement governing our Term Loan contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness.

To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness will depend upon our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control.

If we are unable to generate sufficient cash from operating activities or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness or if we fail to comply with the various covenants in the instruments governing our indebtedness and we are unable to obtain waivers from the required lenders, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. As a result, we could be forced into bankruptcy or liquidation.

Our debt obligations may limit our flexibility in managing our business.

The Credit Agreement governing our Term Loan requires us to comply with several customary financial and other restrictive covenants, such as maintaining leverage ratios in certain situations, maintaining insurance coverage, and restricting our ability to make certain investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity-Sources of Liquidity-Credit Agreement.” We are also required to maintain liquidity of $25.0 million of unrestricted cash as of the last day of each fiscal quarter, which may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions. The Credit Agreement also includes covenants that require us to maintain minimum: (i) annualized last quarter Graduate Program Segment revenue (“Minimum Graduate LQAR”) and (ii) last twelve months Alternative Credential Segment revenue (“Minimum Alternative Credential LTMR”). As of the quarter and last twelve months ended June 30, 2019, Minimum Graduate LQAR and Minimum Alternative Credential LTMR were $405.6 million and $194.1 million, respectively, which exceeded the requirements of $337.9 million and $143.8 million for the quarter and last 12 months ended June 30, 2019, respectively. For the quarter and last 12 months ended September 30, 2019 and December 31, 2019, we will be required to have Minimum Graduate LQAR of $374.7 million and $397.8 million, respectively, and Minimum Alternative Credential LTMR of $165.8 million and $185.0 million, respectively. These covenants may limit the flexibility of our operations, and failure to meet either one of these minimum revenue covenants could result in defaults under the credit agreement governing our Term Loan even if we have satisfied our payment obligations. If such a default were to occur, our business, financial condition, and results of operations would be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offerings of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019, by and among 2U, Inc., Skywalker Purchaser, LLC, Skywalker Sub, Inc., Fortis Advisors LLC, as stockholder representative and Trilogy Education Services, Inc.	8-K	001-36376	2.1	April 8, 2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

10.1	Credit Agreement, dated May 22, 2019, by and among 2U, Inc., as borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, Owl Rock Capital Corporation, as administrative agent and collateral agent and Owl Rock Capital Advisors LLC, as Lead Arranger and Bookrunner.	8-K	001-36376	10.1	May 22, 2019

10.2	Summary of Non-Employee Director Compensation					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

July 30, 2019	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

July 30, 2019	By:	/s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer