Form 10-Q
period 2019-09-30
2U, Inc.
filed 2019-11-12
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36376

2U, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-2335939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

7900 Harkins Road	Lanham,	MD	20706
(Address of Principal Executive Offices)			(Zip Code)

(301) 892-4350
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common stock, $0.001 par value per share	TWOU	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of November 8, 2019, there were 63,476,902 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•
our ability to successfully integrate the operations of our acquisitions, including Get Educated International Proprietary Limited, or GetSmarter, and Trilogy Education Services, Inc., or Trilogy, achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;

•	our ability to service our substantial indebtedness and comply with the financial and other restrictive covenants contained in the credit agreement governing our senior secured term loan facility;

•	our ability to generate sufficient future operating cash flows from recent acquisitions to ensure related goodwill is not impaired;

•	our ability to execute our growth strategy in the international, undergraduate and non-degree alternative markets;

•	our ability to continue to acquire prospective students for our graduate programs, short courses and boot camps;

•	our ability to affect or increase student retention in our graduate programs;

•	our ability to attract, hire and retain qualified employees;

•	our expectations about the scalability of our cloud-based platform;

•	our expectations regarding future expenses in relation to future revenue;

•	potential changes in regulations applicable to us or our university clients; and

•	our expectations regarding the amount of time our cash balances and other available financial resources will be sufficient to fund our operations.

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$154,091	$449,772
Restricted cash	16,739	—
Investments	—	25,000
Accounts receivable, net	84,797	32,636
Prepaid expenses and other assets	39,239	14,272
Total current assets	294,866	521,680
Property and equipment, net	56,105	52,299
Right-of-use assets	40,391	—
Goodwill	414,027	61,852
Amortizable intangible assets, net	336,373	136,605
University payments and other assets, non-current	71,808	34,918
Total assets	$1,213,570	$807,354
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$59,607	$27,647
Accrued compensation and related benefits	27,256	23,001
Deferred revenue	58,634	8,345
Lease liability	7,104	—
Other current liabilities	12,362	9,487
Total current liabilities	164,963	68,480
Long-term debt	245,856	3,500
Deferred tax liabilities, net	6,172	6,949
Lease liability, non-current	62,709	—
Other liabilities, non-current	812	23,416
Total liabilities	480,512	102,345
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 63,388,705 shares issued and outstanding as of September 30, 2019; 57,968,493 shares issued and outstanding as of December 31, 2018	63	58
Additional paid-in capital	1,180,298	957,631
Accumulated deficit	(434,804)	(244,166)
Accumulated other comprehensive loss	(12,499)	(8,514)
Total stockholders’ equity	733,058	705,009
Total liabilities and stockholders’ equity	$1,213,570	$807,354

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$153,798	$106,963	$411,493	$296,674
Costs and expenses
Curriculum and teaching	21,336	6,351	41,345	16,665
Servicing and support	27,351	16,586	71,518	49,116
Technology and content development	34,132	16,361	79,969	45,436
Marketing and sales	93,521	60,548	260,231	171,982
General and administrative	42,040	18,974	93,471	63,323
Impairment charge	70,379	—	70,379	—
Total costs and expenses	288,759	118,820	616,913	346,522
Loss from operations	(134,961)	(11,857)	(205,420)	(49,848)
Interest income	924	1,799	5,087	3,053
Interest expense	(5,651)	(27)	(8,130)	(81)
Other expense, net	(710)	(273)	(1,093)	(1,493)
Loss before income taxes	(140,398)	(10,358)	(209,556)	(48,369)
Income tax (expense) benefit	(714)	414	18,918	5,207
Net loss	$(141,112)	$(9,944)	$(190,638)	$(43,162)
Net loss per share, basic and diluted	$(2.23)	$(0.17)	$(3.14)	$(0.78)
Weighted-average shares of common stock outstanding, basic and diluted	63,358,890	57,663,361	60,690,536	55,128,845
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(5,856)	(2,781)	(3,985)	(12,327)
Comprehensive loss	$(146,968)	$(12,725)	$(194,623)	$(55,489)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	57,968,493	$58	$957,631	$(244,166)	$(8,514)	$705,009
Exercise of stock options	211,506	—	1,928	—	—	1,928
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	9,319	—	—	—	—	—
Stock-based compensation expense	—	—	9,584	—	—	9,584
Net loss	—	—	—	(21,554)	—	(21,554)
Foreign currency translation adjustment	—	—	—	—	(372)	(372)
Balance, March 31, 2019	58,189,318	$58	$969,143	$(265,720)	$(8,886)	$694,595
Exercise of stock options	85,539	—	452	—	—	452
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	348,418	—	(2,558)	—	—	(2,558)
Issuance of common stock in connection with business combination, net of offering costs	4,608,101	5	184,317	—	—	184,322
Stock-based compensation expense	—		9,967	—	—	9,967
Net loss	—	—	—	(27,972)	—	(27,972)
Foreign currency translation adjustment	—	—	—	—	2,243	2,243
Balance, June 30, 2019	63,231,376	$63	$1,161,321	$(293,692)	$(6,643)	$861,049
Exercise of stock options	41,828	—	562	—	—	562
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	61,016	—	(15)	—	—	(15)
Issuance of common stock in connection with employee stock purchase plan	54,485	—	1,895	—	—	1,895
Stock-based compensation expense	—		16,535	—	—	16,535
Net loss	—	—	—	(141,112)	—	(141,112)
Foreign currency translation adjustment	—	—	—	—	(5,856)	(5,856)
Balance, September 30, 2019	63,388,705	$63	$1,180,298	$(434,804)	$(12,499)	$733,058

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
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

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(190,638)	$(43,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46,639	23,382
Stock-based compensation expense	36,086	24,064
Non-cash lease expense	8,407	—
Bad debt expense	1,785	—
Impairment charge	70,379	—
Changes in operating assets and liabilities:
Accounts receivable, net	(39,743)	(35,543)
Payments to university clients	(22,257)	(11,066)
Prepaid expenses and other assets	(6,760)	(5,426)
Accounts payable and accrued expenses	12,712	10,796
Accrued compensation and related benefits	(109)	1,185
Deferred revenue	20,162	12,210
Other liabilities, net	(24,263)	(3,976)
Other	1,939	1,493
Net cash used in operating activities	(85,661)	(26,043)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(388,004)	—
Additions of amortizable intangible assets	(50,950)	(51,713)
Purchases of property and equipment	(11,310)	(8,027)
Purchase of investments	(10,000)	(25,000)
Proceeds from maturities of investments	25,000	—
Advances made to university clients	(100)	(300)
Advances repaid by university clients	350	25
Other	4	—
Net cash used in investing activities	(435,010)	(85,015)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	330,862
Proceeds from exercise of stock options	2,942	7,032
Proceeds from debt	243,726	—
Tax withholding payments associated with settlement of restricted stock units	(2,573)	(3,450)
Proceeds from ESPP share purchases	1,895	1,278
Payments for acquisition of amortizable intangible assets	(1,283)	(4,900)
Payment of debt issuance costs	(1,953)	—
Net cash provided by financing activities	242,754	330,822
Effect of exchange rate changes on cash	(1,025)	(908)
Net (decrease) increase in cash, cash equivalents and restricted cash	(278,942)	218,856
Cash, cash equivalents and restricted cash, beginning of period	449,772	223,370
Cash, cash equivalents and restricted cash, end of period	$170,830	$442,226

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization

2U, Inc. (together with its subsidiaries, the “Company”) is a leading education technology company that well-recognized nonprofit colleges and universities trust to bring them into the digital age. The Company’s comprehensive platform of tightly integrated technology and services provides the digital infrastructure universities need to attract, enroll, educate and support students at scale. With the Company’s platform, students can pursue their education anytime, anywhere, without quitting their jobs or moving; and university clients can improve educational outcomes, skills attainment and career prospects for a greater number of students than they could on their own.

The Company has two reportable segments: the Graduate Program Segment and the Alternative Credential Segment (formerly known as the Short Course Segment). The Company’s Graduate Program Segment provides services to well-recognized nonprofit colleges and universities, primarily in the United States, to enable the online delivery of graduate programs. The Company’s Alternative Credential Segment provides short form non-degree offerings, such as premium online short courses and technical skills-based boot camps, to working professionals around the world through relationships with leading universities. In the first quarter of 2019, we changed the name of this segment from Short Course to Alternative Credential to more accurately reflect the nature and breadth of educational offerings within this segment. Refer to Note 13 for further information about the Company’s segments.

On May 22, 2019, the Company completed its acquisition of Trilogy, a workforce accelerator that prepares adult learners for high-growth careers in the digital economy through its boot camp offerings. The acquisition expanded 2U’s university portfolio and deepened relationships across both 2U’s and Trilogy’s partners to make education more accessible for lifelong learners. The results of Trilogy’s operations are included in the Alternative Credential Segment. Refer to Note 3 for further information about the acquisition of Trilogy.

2.    Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2019 and 2018 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet data as of December 31, 2018 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets and the recoverability of goodwill. Due to the inherent uncertainty involved in making estimates, actual results reported in

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.

Restricted Cash

The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.

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

The Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts the Company’s university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges the Company has agreed to exclude in certain university contracts. The Company’s contracts with university clients in this segment typically have terms of 10 to 15 years and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for the Company’s expected obligation to refund tuition and fees to university clients.

The Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, the Company’s short courses and boot camps. The Company’s short courses run between six and 16 weeks, while boot camps run between 12 and 24 weeks. In this segment, the Company’s contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. The Company recognizes the gross proceeds received from the students enrolled and shares contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks. These amounts are recognized as curriculum and teaching costs on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company’s contracts with university clients in this segment are typically shorter and less restrictive than the Company’s contracts with university clients in the Graduate Program Segment.

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

Equity Interests

As of September 30, 2019, the Company had a $10.0 million investment in an education technology company recorded within university payments and other assets, non-current on the condensed consolidated balance sheet. This investment does not have a readily determinable fair value, and is accounted for as a cost method investment, which is subject to fair value remeasurement upon the occurrence of an observable event.

Marketing and Sales Costs

The majority of the marketing and sales costs incurred by the Company are directly related to acquiring students for its university clients’ graduate programs, with lesser amounts related to acquiring students for its short courses and boot camps and marketing and advertising efforts related to the Company’s own brand. For the three and nine months ended September 30, 2019 and 2018, costs related to the Company’s marketing and advertising efforts of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Variable payments that depend on an index or a rate are initially measured using the index or rate at the lease commencement date. Such variable payments are included in the total lease payments when measuring the lease liabilities and ROU assets. The Company will only remeasure variable payments that depend on an index or a rate when the Company is remeasuring the lease liabilities due to any of the following occurring: (i) the lease is modified and the modification is not accounted for as a separate contract; (ii) a contingency, upon which some or all of the variable lease payments that will be paid over the remainder of the lease term are based, is resolved; (iii) there is a change in lease term; (iv) there is a change in the probability of exercising a purchase option; or (v) there is a change in the amount probable of being owed under residual value guarantees. Until the lease liabilities are remeasured due to one of the aforementioned events, additional payments for an increase in the index or rate will be recognized in the period in which they are incurred. Variable payments that do not depend on an index or a rate are excluded from the measurement of the lease liabilities and recognized in the condensed consolidated statements of operations and comprehensive loss in the period in which the obligation for those payments is incurred.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

Long-Lived Asset Additions

During the nine months ended September 30, 2019, the Company had capital asset additions of $62.0 million in property and equipment and capitalized technology and content development, which included an immaterial amount of non-cash capital expenditures. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, $1.3 million of these additions were classified as cash flows from financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company had capital asset additions of $70.7 million in property and equipment and capitalized technology and content development, of which $6.1 million consisted of non-cash capital expenditures, primarily related to the acquisition of certain long-lived assets for which a liability was accrued.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s goodwill balance relates to its acquisitions of GetSmarter in July 2017 and Trilogy in May 2019. The Company reviews goodwill at least annually, as of October 1. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially assesses qualitative factors to determine if it is necessary to perform a quantitative goodwill impairment review. The Company reviews goodwill for impairment using a quantitative approach if it decides to bypass the qualitative assessment or determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on a qualitative assessment. Upon completion of a quantitative assessment, the Company may be required to recognize an impairment based on the difference between the carrying value and the fair value of the reporting unit.

The determination of the fair value of a reporting unit using the income-based approach requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums and valuation multiples appropriate for acquisitions in the industry in which the Company competes, discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, the Company considers each reporting unit’s historical results and current operating trends, revenues, profitability, cash flow results and forecasts, and industry trends. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, market capitalization, the continued efforts of competitors to gain market share and prospective student enrollment patterns.

In addition, the Company uses a market-based approach to estimate the value of the reporting unit. The market value is estimated by comparing the reporting unit to other publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of a reporting unit is based on pricing multiples of certain financial parameters observed in the comparable companies. The Company also makes estimates and assumptions for market values to determine a reporting unit’s estimated fair value.

The Company experienced a sustained decline in its stock price during the three months ended September 30, 2019, which management deemed a triggering event that required the Company to perform an interim goodwill impairment test as of September 1, 2019. The Company’s test relied in part on the work of an independent valuation firm engaged to provide inputs as to the fair value of the reporting units and to assist in the related calculations and analysis. The results of the interim impairment test indicated that the carrying value of the boot camp business acquired in 2019 within the Company’s Alternative Credential Segment exceeded the fair value by $70.4 million. The decrease in this reporting unit’s fair value was primarily due to lower expectations of future performance due to the impact of changes in key management as well as an increased focus in integrating the operations of the newly acquired reporting unit, which impacted the estimated operating cash flows. As a result, the Company recorded an impairment charge of $70.4 million on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

Other than the recently impaired reporting unit, the Company had no reporting units whose estimated fair values as of September 30, 2019 exceeded their carrying value by less than 10%. It is possible that future changes in the Company’s

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require the Company to record additional impairment charges in the future.

Debt Issuance Costs

Debt issuance costs are incurred as a result of entering into certain borrowing transactions and are presented as a reduction from the carrying amount of the debt liability on the Company’s condensed consolidated balance sheets. Debt issuance costs are amortized over the term of the associated debt instrument. The amortization of debt issuance costs is included as a component of interest expense on the Company’s condensed consolidated statements of operations and comprehensive loss. If the Company extinguishes debt prior to the end of the underlying instrument’s full term, some or all of the unamortized debt issuance costs may need to be written off, and a loss on extinguishment may need to be recognized. Refer to Note 8 for further information about the Company’s debt.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers in cloud computing arrangements that are service contracts to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this ASU on July 1, 2018 under the prospective method. As a result of adopting this standard, as of September 30, 2019 and December 31, 2018, the Company had balances of $2.3 million and $0.4 million, respectively, of capitalized implementation costs incurred to integrate the software associated with its cloud computing arrangements, within university payments and other assets, non-current on the condensed consolidated balance sheets. Such capitalized costs are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company did not incur a material amount of such amortization for the three and nine months ended September 30, 2019.

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

Upon adoption, the Company recorded ROU assets of approximately $34 million, which have been reduced for accrued rent, and the remaining balance of any lease incentives upon transition, and also recorded corresponding current and non-current lease liabilities for its operating leases of approximately $5 million and $58 million, respectively, on the condensed consolidated balance sheets. Adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of changes in stockholders’ equity or the condensed consolidated statements of cash flows. Refer to Note 7 for more information about the Company’s lease-related obligations.

3.     Business Combination

On May 22, 2019, the Company completed its acquisition of Trilogy pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019 (the “Merger Agreement”), for a net purchase price of $608.6 million in cash and stock consideration, subject to final adjustments related to working capital and indebtedness. Under the terms of the Merger Agreement, the Company has issued restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of Trilogy. These awards were issued pursuant to the Company’s 2014 Equity Incentive Plan, are subject to future service requirements and will primarily vest over an 18-month period. In addition, a portion of the purchase price held in escrow was recognized as compensation expense in the three months ended September 30, 2019 as the service requirements of certain key employees was determined to be fulfilled. The net assets and results of operations of Trilogy are

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3.    Business Combination (Continued)

included in the Company’s condensed consolidated financial statements within the Alternative Credential Segment as of May 22, 2019.

The following table reflects the Company’s provisional valuation of the assets acquired and liabilities assumed of Trilogy as of the date of the acquisition:

	Estimated Average Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$35,320
Current assets		29,954
Property and equipment, net		2,411
Other non-current assets		6,276
Amortizable intangible assets:
Developed technology	3	48,096
Developed content	4	48,050
University client relationships	10	84,150
Trade names and domain names	5	7,100
Goodwill		425,678
Current liabilities		(56,917)
Non-current liabilities		(21,523)
		$608,595

The Company’s provisional valuation of the assets acquired and liabilities assumed is preliminary and the fair values recorded were based upon preliminary estimates, assumptions and other information compiled by management, and are subject to change (which could be significant) within the measurement period of up to one year from the acquisition date. During the three months ended September 30, 2019, the Company made adjustments to the provisional valuation that affected deferred tax liabilities and the residual goodwill. As of September 30, 2019, the Company is awaiting information to finalize the valuation, primarily related to the recording of intangible assets, the related deferred taxes and the final amount of residual goodwill.

The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and operating synergies anticipated upon the integration of the operations of 2U and Trilogy. The goodwill resulting from the acquisition is not expected to be tax deductible. Refer to Note 4 for details.

The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the dates indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue and pro forma combined net loss, for the three and nine months ended September 30, 2019 and 2018 as if the acquisition of Trilogy had occurred on January 1, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Pro forma revenue	$153,798	$130,553	$459,756	$355,009
Pro forma net loss	(141,020)	(24,715)	(226,901)	(99,204)
Pro forma net loss per share, basic and diluted	$(2.23)	$(0.43)	$(3.74)	$(1.80)

4.     Goodwill and Amortizable Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Goodwill and Amortizable Intangible Assets (Continued)

	Graduate Program Segment	Alternative Credential Segment	Total
	(in thousands)
Balance as of December 31, 2018	$—	$61,852	$61,852
Goodwill recognized in connection with business combination	—	425,678	425,678
Impairment charge	—	(70,379)	(70,379)
Foreign currency translation adjustments	—	(3,124)	(3,124)
Balance as of September 30, 2019	$—	$414,027	$414,027

The Company experienced a sustained decline in its stock price during the three months ended September 30, 2019, which management deemed a triggering event that required the Company to perform an interim goodwill impairment test as of September 1, 2019. The Company’s test relied in part on the work of an independent valuation firm engaged to provide inputs as to the fair value of the reporting units and to assist in the related calculations and analysis. The results of the interim impairment test indicated that the carrying value of the boot camp business acquired in 2019 within the Company’s Alternative Credential Segment exceeded the fair value by $70.4 million. The decrease in this reporting unit’s fair value was primarily due to lower expectations of future performance due to the impact of changes in key management as well as an increased focus in integrating the operations of the newly acquired reporting unit, which impacted the estimated operating cash flows. As a result, the Company recorded an impairment charge of $70.4 million on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

Amortizable intangible assets, net consisted of the following as of:

		September 30, 2019			December 31, 2018
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3-5	$136,961	$(32,625)	$104,336	$68,291	$(16,945)	$51,346
Capitalized content development	4-5	158,136	(46,457)	111,679	79,725	(31,662)	48,063
University client relationships	9-10	108,587	(9,148)	99,439	25,616	(4,269)	21,347
Trade names and domain names	5-10	25,856	(4,937)	20,919	18,793	(2,944)	15,849
Total amortizable intangible assets, net		$429,540	$(93,167)	$336,373	$192,425	$(55,820)	$136,605

The amounts presented in the table above include $24.2 million and $40.3 million of in process capitalized technology and content development as of September 30, 2019 and December 31, 2018, respectively. Amortizable intangible assets recognized in connection with the acquisition of Trilogy consisted of developed technology of $48.1 million, developed content of $48.1 million, university client relationships of $84.2 million and trade names and domain names of $7.1 million, and are included in the balances presented in the table above as of September 30, 2019.

During 2018, the Company acquired certain third-party technologies to enhance the Company’s platform, which is referred to as the 2U Operating System, or 2UOS, for aggregate consideration of $9.5 million. As of September 30, 2019, the Company has a remaining obligation to pay the seller $0.7 million by December 31, 2019.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Goodwill and Amortizable Intangible Assets (Continued)

The Company recorded amortization expense related to amortizable intangible assets of $19.2 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded amortization expense related to amortizable intangible assets of $38.1 million and $17.1 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the estimated future amortization expense for amortizable intangible assets placed in service is as follows (in thousands):

Remainder of 2019	$18,998
2020	73,413
2021	67,803
2022	53,678
2023	35,611
Thereafter	62,699
Total	$312,202

5.     Accrued Expenses

Included within accounts payable and accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2019 was $20.8 million of accrued university and head tutor compensation and $19.7 million of accrued marketing costs. As of December 31, 2018, accounts payable and accrued expenses included $10.3 million of accrued marketing costs. As of September 30, 2019, the Company maintained a reserve for its September 2019 organizational restructuring of approximately $2.9 million related to employee termination benefits.

6.    Commitments and Contingencies

Legal Contingencies

From time to time, the Company is involved in legal proceedings and subject to claims in the ordinary course of its business.

With respect to current legal proceedings, the Company does not believe it is probable a material loss exceeding amounts already recognized has been incurred as of the date of the balance sheets presented herein.

The Company is involved in various claims and legal proceedings arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. While the Company does not expect that the ultimate resolution of any existing claims and proceedings (other than the specific matter described below, if decided adversely), individually or in the aggregate, will have a material adverse effect on its financial position, an unfavorable outcome in some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on the Company’s current understanding of relevant facts and circumstances. As such, the Company’s view of these matters is subject to inherent uncertainties and may change in the future.

In re 2U, Inc., Securities Class Action, No. 1:19-cv-7390 (S.D.N.Y.)

On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York.  The district court consolidated the two actions on August 27, 2019, with the caption In re 2U, Inc., Securities Class Action, No. 1:19-cv-7390 (S.D.N.Y.). The complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6.    Commitments and Contingencies (Continued)

The Company believes that the claims are without merit and it intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.

Marketing and Sales Commitments

Certain of the agreements entered into between the Company and its university clients in the Graduate Program Segment require the Company to commit to meet certain staffing and spending investment thresholds related to marketing and sales activities. In addition, certain of the agreements in the Graduate Program Segment require the Company to invest up to agreed-upon levels in marketing the programs to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.

Future Minimum Payments to University Clients

Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of September 30, 2019, the future minimum payments due to university clients has not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
As of September 30, 2019, the Company had an obligation to make an additional investment in an education technology company of up to $5.0 million, upon demand by the investee.
7.    Leases

The Company leases facilities under non-cancelable operating leases primarily in the United States, South Africa, the United Kingdom, Canada and Hong Kong. The Company’s operating leases have remaining lease terms of between one to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancelable lease terms. The future lease payments due under non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. The Company also leases office equipment under non-cancelable leases. The Company did not have any subleases as of September 30, 2019.

The components of lease expense consisted of the following for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating lease expense	$3,053	$8,389
Short-term lease expense	188	578
Variable lease expense	1,031	3,036
Total lease expense	$4,272	$12,003

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.    Leases (Continued)

As of September 30, 2019, for the Company’s operating leases, the weighted-average remaining lease term was 8.1 years and the weighted-average discount rate was 12.5%. For the nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $9.6 million.

As of September 30, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2019	$3,865
2020	14,801
2021	13,801
2022	12,902
2023	12,508
Thereafter	55,165
Total lease payments	113,042
Less: imputed interest	(43,229)
Total lease liability	$69,813

As of September 30, 2019, the Company has additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $99.3 million. These operating leases will commence during fiscal years 2019 through 2021, with lease terms of between four to twelve years.

As of December 31, 2018, the future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows (in thousands):

2019	$12,941
2020	14,020
2021	13,900
2022	13,633
2023	13,959
Thereafter	68,347
Total future minimum lease payments	$136,800

8.    Debt

The Company’s outstanding long-term debt was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Senior secured term loan facility	$250,000	$—
Deferred government grant obligations	3,500	3,500
Less: unamortized debt issuance costs	(7,644)	—
Long-term debt	$245,856	$3,500

The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates. As of September 30, 2019 and December 31, 2018, the Company had no current portion of long-term debt.

Credit Agreement

On May 22, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Owl Rock Capital Corporation, as administrative agent and collateral agent, and certain other lenders party thereto that provides for a $250 million senior secured term loan facility (the “Term Loan”). Subject to certain exceptions, the Term Loan under the Credit Agreement may be increased or new term loans may be established in an amount not to exceed (i) $50 million plus (ii) the amount of certain prepayments made by the Company plus (iii) an unlimited amount, subject to the achievement of either a certain First

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8.     Debt (Continued)

Lien LQA University Segment Revenue Leverage Ratio (as defined in the Credit Agreement) or a certain First Lien Net Leverage Ratio (as defined in the Credit Agreement), as applicable.

The Term Loan matures on May 22, 2024 and bears interest, at the Company’s option, at variable rates based on (i) a customary alternative base rate (with a floor of 2.00%) plus an applicable margin of 4.75% or (ii) an adjusted LIBOR rate (with a floor of 1.00%) for the interest period relevant to such borrowing plus an applicable margin of 5.75%. The effective interest rate of the Term Loan for the three and nine months ended September 30, 2019 was 9.04% and 9.11%, respectively. During the three and nine months ended September 30, 2019, the Company incurred interest expense of $5.5 million and $7.9 million, respectively, in connection with the Credit Agreement. As of September 30, 2019, the Company’s accrued interest balance associated with the Credit Agreement was $0.2 million.

Comerica Line of Credit

Effective in the second quarter of 2019, the Company terminated its $25.0 million revolving line of credit agreement and letters of credit with Comerica Bank. No amounts were outstanding under this credit agreement as of September 30, 2019 or December 31, 2018.

Deferred Government Grant Obligations

The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and nine months ended September 30, 2019 and 2018 was immaterial. As of September 30, 2019 and December 31, 2018, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.2 million and $0.2 million, respectively.

Letters of Credit

Certain of the Company’s operating lease agreements entered into prior to September 30, 2019 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2019, the Company has entered into standby letters of credit totaling $15.7 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.

The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three and nine months ended September 30, 2019 and 2018 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

The Company’s effective tax rate was approximately (1)% and 4% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was approximately 9% and 11% for the nine months ended September 30, 2019 and 2018, respectively. A one-time tax benefit of approximately $17.8 million related to the acquisition of Trilogy was included in the Company’s income tax (expense) benefit for the nine months ended September 30, 2019. This one-time benefit relates to the reversal of the Company’s tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability, due to the acquisition of Trilogy. Excluding the one-time tax benefit, the Company’s tax benefit of $1.1 million for the nine months ended September 30, 2019 related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. The Company expects to continue to recognize a tax benefit in the future for the Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

10.    Stockholders’ Equity

On May 22, 2019, the Company issued 4,608,101 shares of common stock in connection with its acquisition of Trilogy.

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

As of September 30, 2019, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2019, the Company had reserved a total of 14,423,479 of its authorized shares of common stock for future issuance as follows:

Outstanding stock options	4,404,386
Possible future issuance under 2014 Equity Incentive Plan	7,480,316
Outstanding restricted stock units	1,656,933
Available for future issuance under 2017 Employee Stock Purchase Plan	881,844
Total shares of common stock reserved for future issuance	14,423,479

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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense related to stock-based awards, as well as the 2017 Employee Stock Purchase Plan (the “ESPP”), is included in the following line items on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Curriculum and teaching	$30	$3	$38	$10
Servicing and support	2,626	1,346	6,129	3,538
Technology and content development	2,228	1,089	5,732	2,875
Marketing and sales	2,238	839	4,981	2,046
General and administrative	9,413	4,656	19,206	15,595
Total stock-based compensation expense	$16,535	$7,933	$36,086	$24,064

Stock Options

The following is a summary of the stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted-Average Exercise Price per Share
Outstanding balance as of December 31, 2018	4,057,788	$27.23
Granted	769,452	63.68
Exercised	(338,873)	8.68
Forfeited	(73,404)	54.67
Expired	(10,577)	49.47
Outstanding balance as of September 30, 2019	4,404,386	34.51
Exercisable as of September 30, 2019*	2,982,717	19.97

*	As of September 30, 2019, the aggregate intrinsic value of options exercisable was $14.9 million and such shares had a weighted-average remaining contractual term of 4.90 years.

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

During the first quarter of 2019, the Company granted 186,433 PRSUs with an aggregate grant date fair value of $11.5 million to certain of its employees. These PRSU awards are generally subject to vesting over periods of approximately one or two years, based on the Company achieving pre-determined consolidated revenue and adjusted EBITDA performance targets for the 2019 fiscal year. The PRSU award agreements provide that the quantity of units subject to vesting may range from 100% to 0% of the granted quantities, depending on the achievement of performance targets. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately be issued.

The following is a summary of RSU and PRSU activity for the nine months ended September 30, 2019:

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Stock-Based Compensation (Continued)

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2018	1,139,045	$52.47
Granted	1,120,287	57.43
Vested	(454,655)	43.51
Forfeited	(147,744)	58.91
Outstanding balance as of September 30, 2019	1,656,933	57.71

Employee Stock Purchase Plan

During the three and nine months ended September 30, 2019, an aggregate of 54,485 shares of 2U’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of shares of 2U’s common stock under the ESPP for the nine months ended September 30, 2019 were $1.9 million. As of September 30, 2019, 881,844 shares remain available for purchase under the ESPP.

12.    Net Loss per Share

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2019 and 2018:

	Three and Nine Months Ended September 30,
	2019	2018
Stock options	4,404,386	4,097,480
Restricted stock units	1,656,933	1,217,161

Basic and diluted net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (in thousands):
Net loss	$(141,112)	$(9,944)	$(190,638)	$(43,162)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	63,358,890	57,663,361	60,690,536	55,128,845
Net loss per share, basic and diluted	$(2.23)	$(0.17)	$(3.14)	$(0.78)

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13.    Segment and Geographic Information (Continued)

13.    Segment and Geographic Information

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

Graduate Program Segment

For the three months ended September 30, 2019, one university client accounted for 10% or more of the Company’s consolidated revenue, with $20.5 million, or approximately 13% of the Company’s consolidated revenue. For the three months ended September 30, 2018, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $24.0 million, $13.0 million and $10.8 million, or approximately 22%, 12% and 10% of the Company’s consolidated revenue, respectively.

For the nine months ended September 30, 2019, one university client accounted for 10% or more of the Company’s consolidated revenue, with $64.3 million, or approximately 16% of the Company’s consolidated revenue. For the nine months ended September 30, 2018, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $65.0 million, $39.5 million and $30.6 million, or approximately 22%, 13% and 10% of the Company’s consolidated revenue, respectively.

As of September 30, 2019, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $11.8 million and $9.0 million, or approximately 14% and 11% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2018, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $11.9 million and $11.8 million, or approximately 36% and 36% of the Company’s consolidated accounts receivable, net balance, respectively.

Alternative Credential Segment

For the three and nine months ended September 30, 2019 and 2018, there were no customers or individual university clients that had associated offerings that accounted for 10% or more of the Company’s consolidated revenue. In addition, as of September 30, 2019 and December 31, 2018, no customers had accounts receivable, net balances that accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as customers are individual students or third parties paying on their behalf, rather than university clients.

For the three months ended September 30, 2019, offerings associated with one university client accounted for 10% or more of the segment’s revenue, with $8.3 million, or approximately 16% of the segment’s revenue. For the three months ended September 30, 2018, offerings associated with four university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 91% of the segment’s revenue.

For the nine months ended September 30, 2019, offerings associated with one university client accounted for 10% or more of the segment’s revenue, with $26.0 million, or approximately 25% of the segment’s revenue. For the nine months ended September 30, 2018, offerings associated with three university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 82% of the segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13.    Segment and Geographic Information (Continued)

Segment Performance

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue by segment*
Graduate Program Segment	$103,393	$89,719	$308,970	$251,487
Alternative Credential Segment	50,405	17,244	102,523	45,187
Total revenue	$153,798	$106,963	$411,493	$296,674

Segment profitability**
Graduate Program Segment	$1,213	$5,564	$(6,126)	$(615)
Alternative Credential Segment	(11,936)	(889)	(22,778)	(1,787)
Total segment profitability	$(10,723)	$4,675	$(28,904)	$(2,402)

Segment profitability margin***
Graduate Program Segment	1.2%	6.2%	(2.0)%	(0.2)%
Alternative Credential Segment	(23.7)	(5.2)	(22.2)	(4.0)
Total segment profitability margin	(7.0)	4.4	(7.0)	(0.8)

*	The Company has excluded immaterial amounts of intersegment revenues from the three and nine month periods ended September 30, 2019 and 2018.

**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, impairment charges, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13.    Segment and Geographic Information (Continued)

The following table reconciles net loss to total segment profitability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(141,112)	$(9,944)	$(190,638)	$(43,162)
Adjustments:
Interest income	(924)	(1,799)	(5,087)	(3,053)
Interest expense	5,651	27	8,130	81
Foreign currency loss	710	273	1,093	1,493
Income tax expense (benefit)	714	(414)	(18,918)	(5,207)
Depreciation and amortization expense	22,288	8,599	46,639	23,382
Deferred revenue fair value adjustment	5,927	—	9,279	—
Transaction costs	92	—	4,466	—
Integration costs	2,436	—	2,493	—
Restructuring-related costs	6,581	—	7,174	—
Impairment charge	70,379	—	70,379	—
Stock-based compensation expense	16,535	7,933	36,086	24,064
Total adjustments	130,389	14,619	161,734	40,760
Total segment profitability	$(10,723)	$4,675	$(28,904)	$(2,402)

The Company’s total assets by segment are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Total assets
Graduate Program Segment	$523,449	$702,827
Alternative Credential Segment	690,121	104,527
Total assets	$1,213,570	$807,354

Trade Accounts Receivable and Contract Liabilities

The Company’s trade accounts receivable and contract liabilities in each segment are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Trade accounts receivable
Graduate Program Segment accounts receivable, net of allowance for doubtful accounts of $0 for all periods presented	$28,917	$31,110
Graduate Program Segment unbilled revenue*	36,380	265
Alternative Credential Segment accounts receivable, net of allowance for doubtful accounts of $1.8 million and $257 thousand as of September 30, 2019 and December 31, 2018, respectively	19,500	982
Total trade accounts receivable	$84,797	$32,357

Contract liabilities
Graduate Program Segment deferred revenue	$5,484	$2,864
Alternative Credential Segment deferred revenue	53,150	5,481
Total contract liabilities	$58,634	$8,345

*	Unbilled revenue represents contract assets.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13.    Segment and Geographic Information (Continued)

For the Graduate Program Segment, no revenue recognized during the three months ended September 30, 2019 and 2018 was included in the deferred revenue balance at the beginning of each year, respectively. Revenue recognized in this segment during the nine months ended September 30, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each year was $2.4 million and $2.5 million, respectively.

For the Alternative Credential Segment, no revenue recognized during the three months ended September 30, 2019 and 2018 was included in the deferred revenue balance at the beginning of each year, respectively. Revenue recognized in this segment during the nine months ended September 30, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each year was $5.4 million and $4.5 million, respectively.

Contract Acquisition Costs

The Graduate Program Segment had $0.5 million and $0.3 million of net capitalized contract acquisition costs as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019 and 2018, the Company did not capitalize a material amount of contract acquisition costs and did not record a material amount of associated amortization expense in the Graduate Program Segment in either period. For the nine months ended September 30, 2019 and 2018, the Company capitalized $0.2 million and $0.3 million, respectively, of such costs and did not record a material amount of associated amortization expense in the Graduate Program Segment in either period.

Geographical Information

The Company’s non-U.S. revenue, which is based upon the currency of the country in which the university client primarily operates, was $10.6 million and $8.8 million, for the three months ended September 30, 2019 and 2018, respectively, and was sourced entirely from the Alternative Credential Segment’s operations outside of the U.S. The Company’s non-U.S. revenue, which is based upon the currency of the country in which the university client primarily operates, was $29.4 million and $26.0 million for the nine months ended September 30, 2019 and 2018, respectively, and was sourced entirely from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of September 30, 2019 and December 31, 2018 totaled approximately $2.6 million and $1.2 million, respectively.

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

Unless the context otherwise requires, all references to “we”, “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

Overview

Our Business

We are a leading education technology company that well-recognized nonprofit colleges and universities trust to bring them into the digital age. Our comprehensive platform of tightly integrated technology and services provides the digital infrastructure universities need to attract, enroll, educate and support students at scale. With our platform, students can pursue their education anytime, anywhere, without quitting their jobs or moving; and university clients can improve educational outcomes, skills attainment and career prospects for a greater number of students than they could on their own.

We have two reportable segments: the Graduate Program Segment and the Alternative Credential Segment.

•
Our Graduate Program Segment provides services to nonprofit colleges and universities, primarily in the United States to enable the online delivery of graduate programs. We generally target students seeking a full graduate degree of the same quality they would receive on-campus.

•
Our Alternative Credential Segment provides short form non-degree offerings such as premium online short courses and technical skills-based boot camps to working professionals around the world through relationships with universities. We target working professionals seeking career advancement through skills attainment. In the first quarter of 2019, we changed the name of this segment from Short Course to Alternative Credential to more accurately reflect the nature and breadth of educational offerings within this segment.

Our growth strategy is to launch graduate programs, short courses and boot camps with new and existing university clients, to increase student enrollments across our portfolio of offerings. We are also committed to continuously improving our platform to deliver high-quality user experiences and outcomes at scale.

Third Quarter 2019 Highlights

For the three months ended September 30, 2019, our revenue was $153.8 million, an increase of 43.8% from $107.0 million for the three months ended September 30, 2018. Excluding the revenue from Trilogy, revenue growth was 16.5%. Our net loss was $141.1 million, or $(2.23) per share, compared to $9.9 million, or $(0.17) per share, for the three months ended September 30, 2018. Our adjusted EBITDA loss* was $10.7 million, compared to Adjusted EBITDA of $4.7 million for the three months ended September 30, 2018, and was primarily driven by the inclusion of Trilogy’s results. As of September 30, 2019, our available cash and cash equivalents was $154.1 million. We also launched seven new graduate programs and seven new short courses during the three months ended September 30, 2019.

*
Adjusted EBITDA is a financial measure not in accordance with U.S. GAAP. For more information about adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, to adjusted EBITDA, see the section below titled “Key Business and Financial Performance Metrics—Adjusted EBITDA.”

Our Business Model and Components of Operating Results

The key elements of our business model and components of our operating results are described below.

Revenue

Our Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges that we have agreed to exclude in certain university contracts. Our contracts with university clients in this segment typically have terms of 10 to 15 years.

Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our short courses and boot camps. We recognize the gross proceeds received from the students enrolled and share contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks. These amounts are recognized as curriculum and teaching costs on our condensed consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

Marketing and Sales Costs

Our most significant cost in each fiscal period relates primarily to student acquisition activities across each of our segments. This includes the cost of online advertising and demand generation, as well as compensation and benefit costs for our marketing analytics and admissions application counseling personnel.

For all of our educational offerings, we have the primary responsibility for identifying qualified students, generating potential student interest, and driving admissions applications. The number of students who enroll in our offerings in any given period is significantly dependent on the amount we have spent on these student acquisition activities.

Graduate Program Segment

Our marketing and sales spend in any period generates student enrollments eight months after the initial spend, on average. We then generate revenue as students matriculate through programs, which generally occurs over a two year period following initial enrollment. As a result, marketing and sales spend in any period is largely attributable to revenue that we expect to receive over time in future periods. We expect that the total revenue we will receive over time related to students who enroll in our graduate programs as a result of current period marketing and sales spend, will be significantly greater as a multiple of that current period expense than is implied by the multiple of current period revenue to current period marketing and sales expense.

Alternative Credential Segment

Our marketing and sales spend in any period generates student enrollments six to 24 weeks after the initial spend, on average. We then generate revenue as students matriculate through offerings, which typically occurs over a three to six month period following initial enrollment.

Other Costs and Expenses

Our other costs and expenses consist of the following:

Curriculum and teaching.  Curriculum and teaching costs are associated with our Alternative Credential Segment and primarily relate to amounts due to our university clients for licenses to use the university brand name and other university trademarks. The payments are based on contractually specified percentages of the gross proceeds we receive from our students. Curriculum and teaching costs also include amounts paid to compensate our instructors related to the delivery of educational services to students.

Servicing and support.  Servicing and support costs consist primarily of compensation and benefit costs related to the management and operations of our educational offerings, as well as supporting students and faculty members. This includes costs related to enabling access our platform, facilitating in-program field placements and student immersions, and assisting with compliance requirements.

Technology and content development.  Technology and content development costs consist primarily of compensation and benefit costs related to the ongoing improvement and maintenance of our platform, as well as hosting and licensing costs. It also includes amortization expense related to technology and content development.

General and administrative.  General and administrative costs consist primarily of personnel expenses, including compensation and other personnel-related costs for our executive, administrative, legal, finance and human resources functions.

Net Interest Income (Expense)

Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists of interest on our long-term debt and associated debt issuance costs. Net interest income (expense) reflects the aggregation of interest income and interest expense.

Income Taxes

Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes.

Results of Operations

Consolidated Operating Results

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2019		2018		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$153,798	100.0%	$106,963	100.0%	$46,835	43.8%
Costs and expenses
Curriculum and teaching	21,336	13.9	6,351	5.9	14,985	235.9
Servicing and support	27,351	17.8	16,586	15.5	10,765	64.9
Technology and content development	34,132	22.2	16,361	15.3	17,771	108.6
Marketing and sales	93,521	60.8	60,548	56.5	32,973	54.5
General and administrative	42,040	27.3	18,974	17.7	23,066	121.6
Impairment charge	70,379	45.8	—	—	70,379	*
Total costs and expenses	288,759	187.8	118,820	110.9	169,939	143.0
Loss from operations	(134,961)	(87.8)	(11,857)	(10.9)	(123,104)	*
Interest income	924	0.6	1,799	1.7	(875)	(48.6)
Interest expense	(5,651)	(3.7)	(27)	0.0	(5,624)	*
Other expense, net	(710)	(0.5)	(273)	(0.3)	(437)	160.1
Loss before income taxes	(140,398)	(91.4)	(10,358)	(9.5)	(130,040)	*
Income tax (expense) benefit	(714)	(0.5)	414	0.4	(1,128)	(272.3)
Net loss	$(141,112)	(91.9)%	$(9,944)	(9.1)%	$(131,168)	*

*	Not meaningful for comparative purposes.

The following table sets forth the revenue by segment for each of the periods indicated.

	Three Months Ended September 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$103,393	$89,719	$13,674	15.2%
Alternative Credential Segment	50,405	17,244	33,161	192.3
Total revenue	$153,798	$106,963	$46,835	43.8

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended September 30, 2019 and 2018.

Revenue. Revenue increased $46.8 million, or 43.8%. Trilogy accounted for $29.2 million, or 62.3%, of the increase in our consolidated revenue.

Graduate Program Segment revenue increased $13.7 million, or 15.2%. This increase was primarily driven by growth in full course equivalent enrollments of 8,245, or 25.2%, partially offset by a decrease in the average revenue per full course equivalent enrollment, from $2,747 to $2,527.

Alternative Credential Segment revenue increased $33.2 million, or 192.3%. This increase was primarily driven by our acquisition of Trilogy, which contributed significantly to this segment’s overall growth in full course equivalent enrollments of 5,792, or 64.8%, as well as this segment’s increase in the average revenue per full course equivalent enrollment, from $1,930 to $3,825. Excluding the impact from acquiring Trilogy, the Alternative Credential Segment revenue growth was $4.0 million, or 23.2%. Fluctuations in foreign currency exchange rates did not have a material impact on revenue.

Curriculum and Teaching.  Curriculum and teaching costs increased $15.0 million, or 235.9%. This increase was primarily due to boot camps offered through Trilogy and an increase in short courses taken in our Alternative Credential Segment.

Servicing and Support.  Servicing and support costs increased $10.8 million, or 64.9%. This increase was primarily due to a $9.5 million increase in compensation and benefit costs, as we increased our headcount in servicing and support by 60%, which reflects the impact of our acquisition of Trilogy, and in order to serve a growing number of students and faculty in existing and new offerings. The remaining $1.3 million of the increase primarily related to higher travel, rent and other servicing and support costs, due in part to an increase in headcount.

Technology and Content Development.  Technology and content development costs increased $17.8 million, or 108.6%. This increase was due in part to a $10.6 million increase related to higher amortization expense associated with capitalized technology and content development, which reflects the impact of our acquisition of Trilogy. Additionally, the increase included $5.4 million of higher compensation and benefit costs (net of amounts capitalized for technology and content development), as we increased our headcount in technology and content development by 81%, which reflects the impact of our acquisition of Trilogy and hiring to support scaling of existing offerings and the launch of new offerings. The remaining $1.8 million of the increase primarily related to higher other net costs to support and maintain our internal software applications.

Marketing and Sales.  Marketing and sales costs increased $33.0 million, or 54.5%. This increase was primarily due to higher direct internet marketing costs of $17.7 million as we increased our student acquisition activities to drive future enrollments in our offerings. Additionally, the increase included $10.9 million of higher compensation and benefit costs, as we increased our headcount in marketing and sales by 43%, in order to drive future enrollment and revenue growth in existing and new offerings and $2.7 million of higher depreciation and amortization expense. The remaining $1.7 million of the increase primarily related to higher other marketing and sales costs.

General and Administrative.  General and administrative costs increased $23.0 million, or 121.6%. This was primarily due to the impact of the acquisition of Trilogy, as well as transaction, integration and restructuring-related costs incurred.

Impairment charge. In the three months ended September 30, 2019, we recorded an impairment charge of $70.4 million. Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this impairment charge.

Net Interest Income (Expense). In the three months ended September 30, 2019, we incurred net interest expense of $4.7 million, compared to net interest income of $1.8 million in the same period of 2018. This change of $6.5 million was primarily driven by an increase in interest expense of $5.1 million related to our senior secured term loan facility and $0.4 million related to the amortization of debt issuance costs, partially offset by higher interest income of $0.9 million as a result of a higher cash balance.

Other Expense, Net. For the three months ended September 30, 2019, we incurred other expense, net, of $710 thousand, compared to $273 thousand in the same period of 2018.

Income Tax (Expense) Benefit. Our income tax provisions were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

Our effective tax rate was approximately (1)% and 4% for the three months ended September 30, 2019 and 2018, respectively. Our net tax expense of $0.7 million for the three months ended September 30, 2019 included expense of $1.5 million for a purchase accounting adjustment to the one-time tax benefit related to the acquisition of Trilogy, and a benefit of $0.8 million due to losses generated by operations and the amortization of acquired intangibles in our Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
	2019		2018		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$411,493	100.0%	$296,674	100.0%	$114,819	38.7%
Costs and expenses
Curriculum and teaching	41,345	10.0	16,665	5.6	24,680	148.1
Servicing and support	71,518	17.4	49,116	16.6	22,402	45.6
Technology and content development	79,969	19.4	45,436	15.3	34,533	76.0
Marketing and sales	260,231	63.2	171,982	58.0	88,249	51.3
General and administrative	93,471	22.7	63,323	21.3	30,148	47.6
Impairment charge	70,379	17.1	—	—	70,379	*
Total costs and expenses	616,913	149.8	346,522	116.8	270,391	78.0
Loss from operations	(205,420)	(49.8)	(49,848)	(16.8)	(155,572)	312.1
Interest income	5,087	1.2	3,053	1.0	2,034	66.6
Interest expense	(8,130)	(2.0)	(81)	—	(8,049)	*
Other expense, net	(1,093)	(0.3)	(1,493)	(0.5)	400	(26.8)
Loss before income taxes	(209,556)	(50.9)	(48,369)	(16.3)	(161,187)	333.2
Income tax benefit	18,918	4.6	5,207	1.8	13,711	263.3
Net loss	$(190,638)	(46.3)%	$(43,162)	(14.5)%	$(147,476)	341.7

*	Not meaningful for comparative purposes.

The following table sets forth the revenue by segment for each of the periods indicated.

	Nine Months Ended September 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$308,970	$251,487	$57,483	22.9%
Alternative Credential Segment	102,523	45,187	57,336	126.9
Total revenue	$411,493	$296,674	$114,819	38.7

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the nine months ended September 30, 2019 and 2018.

Revenue. Revenue increased $114.8 million, or 38.7%. Trilogy accounted for $41.1 million, or 35.8%, of the increase in our consolidated revenue.

Graduate Program Segment revenue increased $57.5 million, or 22.9%. This increase was primarily driven by growth in full course equivalent enrollments of 26,619, or 28.6%, partially offset by a decrease in the average revenue per full course equivalent enrollment, from $2,705 to $2,583.

Alternative Credential Segment revenue increased $57.3 million, or 126.9%. This increase was primarily driven by our acquisition of Trilogy, which contributed significantly to this segment’s overall growth in full course equivalent enrollments of 13,358, or 57.7%, as well as this segment’s increase in the average revenue per full course equivalent enrollment, from $1,951 to $3,061. Excluding the impact from acquiring Trilogy, the Alternative Credential Segment revenue growth was $16.2 million, or 35.9%. Fluctuations in foreign currency exchange rates did not have a material impact on revenue.

Curriculum and Teaching.  Curriculum and teaching costs increased $24.7 million, or 148.1%. This increase was primarily due to boot camps offered through Trilogy and an increase in short courses taken in our Alternative Credential Segment.

Servicing and Support.  Servicing and support costs increased $22.4 million, or 45.6%. This increase was primarily due to a $19.2 million increase in compensation and benefit costs, as we increased our headcount in servicing and support by 72%, to serve a growing number of students and faculty in existing and new offerings. Additionally, there was a $1.2 million increase in other costs, which reflects the impact of our acquisition of Trilogy. The remaining $2.0 million of the increase primarily related to higher rent, travel and other servicing and support costs, due in part to an increase in headcount.

Technology and Content Development.  Technology and content development costs increased $34.6 million, or 76.0%. This increase was due to a $18.2 million increase related to higher amortization expense associated with capitalized technology and content development, which reflects the impact of our acquisition of Trilogy, as well as $3.5 million of higher hosting and licensing costs due to the larger number of courses that have been developed and the continued maintenance of our platform in a cloud environment. Additionally, there was a $10.3 million increase in compensation and benefit costs (net of amounts capitalized for technology and content development), as we increased our headcount in technology and content development by 95%, which reflects the impact of our acquisition of Trilogy and hiring to support scaling of existing offerings and the launching of new offerings. The remaining $2.6 million of the increase primarily related to higher other net costs to support and maintain our internal software applications.

Marketing and Sales.  Marketing and sales costs increased $88.2 million, or 51.3%. This increase was primarily due to higher direct internet marketing costs of $54.4 million to drive future enrollments in our offerings. The increase also included $24.2 million of higher compensation and benefit costs, as we increased our headcount in marketing and sales by 53%, to drive future enrollment and revenue growth in existing and new offerings and $4.0 million of higher depreciation and amortization expense. Additionally, the increase included $1.6 million of higher hosting and licensing costs, $1.4 million of higher rent and facilities expenses. The remaining $2.6 million of the increase primarily related to higher other marketing and sales costs.

General and Administrative.  General and administrative costs increased $30.2 million, or 47.6%. This was primarily due to the impact of the acquisition of Trilogy, as well as transaction, integration and restructuring-related costs incurred.

Impairment charge. In the nine months ended September 30, 2019, we recorded an impairment charge of $70.4 million. Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this impairment charge.

Net Interest Income (Expense). In the nine months ended September 30, 2019, we incurred net interest expense of $3.0 million, compared to net interest income of $3.0 million in the same period of 2018. This change of $6.0 million was primarily driven by an increase in interest expense of $7.3 million related to our senior secured term loan facility and $0.6 million related to the amortization of debt issuance costs, partially offset by higher interest income of $2.0 million as a result of a higher cash balance from our May 2018 public offering of common stock.

Other Income (Expense), Net. For the nine months ended September 30, 2019, we incurred other expense, net, of $1.1 million, compared to $1.5 million in the same period of 2018.

Income Tax Benefit. Our income tax provisions were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.

Our effective tax rate was approximately 9% and 11% for the nine months ended September 30, 2019 and 2018, respectively. Our tax benefit of $18.9 million for the nine months ended September 30, 2019 includes a one-time tax benefit related to the acquisition of Trilogy. This one-time benefit relates to the reversal of our tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability, due to the acquisition of Trilogy. Excluding the one-time tax benefit, our tax benefit related to losses generated by operations and the amortization of acquired intangibles in our Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. We expect to continue to recognize a tax benefit in the future for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Business Segment Operating Results

We define segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, impairment charges, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

The following table reconciles net loss to total segment profitability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(141,112)	$(9,944)	$(190,638)	$(43,162)
Adjustments:
Interest income	(924)	(1,799)	(5,087)	(3,053)
Interest expense	5,651	27	8,130	81
Foreign currency loss	710	273	1,093	1,493
Income tax expense (benefit)	714	(414)	(18,918)	(5,207)
Depreciation and amortization expense	22,288	8,599	46,639	23,382
Deferred revenue fair value adjustment	5,927	—	9,279	—
Transaction costs	92	—	4,466	—
Integration costs	2,436	—	2,493	—
Restructuring-related costs	6,581	—	7,174	—
Impairment charge	70,379	—	70,379	—
Stock-based compensation expense	16,535	7,933	36,086	24,064
Total adjustments	130,389	14,619	161,734	40,760
Total segment profitability	$(10,723)	$4,675	$(28,904)	$(2,402)

Three Months Ended September 30, 2019 and 2018

Revenue by segment and segment profitability for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$103,393	$89,719	$13,674	15.2%
Alternative Credential Segment	50,405	17,244	33,161	192.3
Total revenue	$153,798	$106,963	$46,835	43.8

Segment profitability
Graduate Program Segment	$1,213	$5,564	$(4,351)	(78.2)
Alternative Credential Segment	(11,936)	(889)	(11,047)	**
Total segment profitability	$(10,723)	$4,675	$(15,398)	(329.2)

*	The Company has excluded immaterial amounts of intersegment revenues from the three months ended September 30, 2019 and 2018.

**	Not meaningful for comparative purposes.

Segment profitability in our Graduate Program Segment for the three months ended September 30, 2019 was $1.2 million, a decrease of $4.4 million, or 78.2%, from $5.6 million for the same period of 2018. This period-over-period decrease in segment profitability was primarily due to marketing spend and marketing and program staffing costs growing more quickly than revenue as we launch new programs and absorb market driven adjustments to enrollment expectations in existing programs. Going forward, we intend to realign these costs with revenue, improve efficiency in the segment’s overall cost structure and adjust the cadence of new program launches, which are a significant driver of losses in the near term. These actions are expected to increase segment profitability over time. However, the impact of our initiatives to improve specific and overall cost efficiencies and the actual timing of new program launches may result in significant variability in the Graduate Program Segment’s profitability between future periods.

Segment profitability in our Alternative Credential Segment for the three months ended September 30, 2019 was $(11.9) million, a decrease of $11.0 million, from $(0.9) million for the same period of 2018. The primary factor impacting segment profitability was the acquisition of Trilogy. There were also changes in relative expense levels and expense timing in this period of rapid growth for the Alternative Credential Segment, year-over-year and quarter-over-quarter. Therefore, changes in segment profitability do not necessarily represent a business trend. Changes in segment profitability are highly dependent upon the timing of launches of new and existing offerings. We expect to increase investment in the development, marketing and support of newer and newly launching offerings in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Nine Months Ended September 30, 2019 and 2018

Revenue by segment and segment profitability for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$308,970	$251,487	$57,483	22.9%
Alternative Credential Segment	102,523	45,187	57,336	126.9
Total revenue	$411,493	$296,674	$114,819	38.7

Segment profitability
Graduate Program Segment	$(6,126)	$(615)	$(5,511)	**
Alternative Credential Segment	(22,778)	(1,787)	(20,991)	**
Total segment profitability	$(28,904)	$(2,402)	$(26,502)	**

*	The Company has excluded immaterial amounts of intersegment revenues from the nine months ended September 30, 2019 and 2018.

**	Not meaningful for comparative purposes.

Segment profitability in our Graduate Program Segment for the nine months ended September 30, 2019 was $(6.1) million, a decrease of $5.5 million, from $(0.6) million for the same period of 2018. This period-over-period decrease in segment profitability was primarily due to marketing spend and marketing and program staffing costs growing more quickly than revenue as we launch new programs and absorb market driven adjustments to enrollment expectations in existing programs. Going forward, we intend to realign these costs with revenue, improve efficiency in the segment’s overall cost structure and adjust the cadence of new program launches, which are a significant driver of losses in the near term. These actions are expected to increase segment profitability over time. However, the impact of our initiatives to improve specific and overall cost efficiencies and the actual timing of new program launches may result in significant variability in the Graduate Program Segment’s profitability between future periods.

Segment profitability in our Alternative Credential Segment for the nine months ended September 30, 2019 was $(22.8) million, a decrease of $21.0 million, from $(1.8) million for the same period of 2018. The primary factor impacting segment profitability in this segment was acquisition of Trilogy. There were also changes in relative expense levels and expense timing in this period of rapid growth for the Alternative Credential Segment, year-over-year and quarter-over-quarter. Therefore, changes in segment profitability do not necessarily represent a business trend. Changes in segment profitability are highly dependent upon the timing of launches of new and existing offerings. We expect to increase investment in the development, marketing and support of newer and newly launching offerings in this segment. Based on timing differences between the addition of costs related to the increased investment and the related recognition of revenue, we expect that there will be significant variability in segment profitability in this segment between periods.

Capital Resources and Liquidity

Capital Expenditures

During the nine months ended September 30, 2019, we had capital asset additions of $62.0 million, which were comprised of $51.5 million in capitalized technology and content development, $5.2 million of leasehold improvements, $4.8 million of other property and equipment, $0.3 million of trade and domain names, and an immaterial amount of non-cash capital expenditures. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, an additional $1.3 million for purchases made in prior year was classified as cash flows from financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2019. For the full year of 2019, we expect new capital asset additions of approximately $81 million to $85 million, of which approximately $2 million to $5 million will be funded by landlord leasehold improvement allowances.

Sources of Liquidity

Credit Agreement

On May 22, 2019, we entered into a credit agreement (the “Credit Agreement”) with Owl Rock Capital Corporation, as administrative agent and collateral agent, and certain other lenders party thereto that provides for a $250 million senior secured term loan facility (the “Term Loan”). Subject to certain exceptions, the Term Loan under the Credit Agreement may be increased or new term loans may be established in an amount not to exceed (i) $50 million plus (ii) the amount of certain prepayments made by us plus (iii) an unlimited amount, subject to the achievement of either a certain First Lien LQA University Segment Revenue Leverage Ratio (as defined in the Credit Agreement) or a certain First Lien Net Leverage Ratio (as defined in the Credit Agreement), as applicable.

The Term Loan matures on May 22, 2024 and bear interest, at our option, at variable rates based on (i) a customary alternative base rate (with a floor of 2.00%) plus an applicable margin of 4.75% or (ii) an adjusted LIBOR rate (with a floor of 1.00%) for the interest period relevant to such borrowing plus an applicable margin of 5.75%. During the three and nine months ended September 30, 2019, we incurred interest expense of $5.5 million and $7.9 million, respectively, in connection with the Credit Agreement. For additional information regarding the Credit Agreement, including its prepayment provisions and related covenants, see our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 22, 2019.

Comerica Line of Credit

Effective in the second quarter of 2019, we terminated our $25.0 million revolving line of credit agreement and letters of credit with Comerica Bank. No amounts were outstanding under this credit agreement as of September 30, 2019 or December 31, 2018.

Deferred Government Grant Obligations

We have a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that we attain certain conditions related to employment levels at our Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. The interest expense related to these loans for the three and nine months ended September 30, 2019 and 2018 was immaterial.

Letters of Credit

Certain of our operating lease agreements entered into prior to September 30, 2019 require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2019, we have entered into standby letters of credit totaling $15.7 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.

We maintain restricted cash as collateral for standby letters of credit for our leased facilities and in connection with our deferred government grant obligations.

Working Capital

We define working capital as current assets minus current liabilities. Our working capital as of September 30, 2019 and December 31, 2018 was $129.9 million and $453.2 million, respectively. Our cash and cash equivalents balances within working capital as of September 30, 2019 and December 31, 2018 were $154.1 million and $449.8 million, respectively. The decrease in our working capital primarily relates to the cash used to complete the Trilogy acquisition and the negative working capital assumed.

We do not enter into investments for trading or speculative purposes. We invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts or certificates of deposit that are currently providing only a minimal return.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Period-to-Period Change
	2019	2018	Amount	Percentage
	(dollars in thousands)
Cash (used in) provided by:
Operating activities	$(85,661)	$(26,043)	$(59,618)	228.9%
Investing activities	(435,010)	(85,015)	(349,995)	411.7
Financing activities	242,754	330,822	(88,068)	(26.6)
Effect of exchange rate changes on cash	(1,025)	(908)	(117)	13.0
Net (decrease) increase in cash, cash equivalents and restricted cash	$(278,942)	$218,856	$(497,798)	(227.5)

Operating Activities

Cash used in operating activities was $85.7 million for the nine months ended September 30, 2019, an increase of $59.6 million, or 228.9%, from $26.0 million for the same period of 2018. Our cash used in operating activities during the nine months ended September 30, 2019 primarily reflected our net loss of $190.6 million, adjustments for non-cash items of $163.3 million, and a net decrease in our operating assets and liabilities of $58.3 million. Non-cash charges included a $70.4 million impairment charge, $46.6 million of depreciation and amortization expense and $36.1 million of stock-based compensation expense. The net changes in operating assets and liabilities included a $39.7 million increase in accounts receivable, net, a $24.3 million decrease in other liabilities, net, a $22.3 million increase in payments to university clients, a $20.2 million increase in deferred revenue and a $12.7 million increase in accounts payable and accrued expenses.

Cash used in operating activities was $26.0 million for the nine months ended September 30, 2018, a decrease of $36 thousand, or 0.1%, from $26.1 million for the same period of 2017. Our cash used in operating activities during the nine months ended September 30, 2018 primarily reflected our net loss of $43.2 million, adjustments for non-cash items of $47.4 million, and a net decrease in our operating assets and liabilities of $30.3 million. Non-cash charges included $24.1 million of stock-based compensation expense and $23.4 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $35.5 million increase in accounts receivable, net, an $11.1 million increase in payments to university clients, a $12.2 million increase in deferred revenue and a $10.8 million increase in accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $435.0 million, an increase of $350.0 million, or 411.7%, from $85.0 million for the same period of 2018. This increase was primarily due to a $388.0 million outflow related to our acquisition of Trilogy, net of cash acquired. The increase was also due to higher purchases of property and equipment of $3.3 million as we expanded into new facilities. These increases in outflows were partially offset by a $25.0 million inflow from the maturity of a certificate of deposit, as well as a $15.0 million year-over-year decrease in the purchase of investments.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $242.8 million, a decrease of $88.1 million from $330.8 million for the same period of 2018. This decrease was primarily due to $330.9 million in proceeds received from our public offering of common stock in May 2018, a $4.1 million decrease in proceeds received from the exercise of stock options and $2.0 million related to payments made for debt issuance costs. These decreases in cash provided by financing activities were partially offset by $243.7 million of proceeds from our Term Loan, a $3.6 million decrease in payments made for the acquisitions of amortizable intangible assets and a $0.9 million decrease of tax withholding payments associated with the settlement of restricted stock units in the prior year.

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

Our Graduate Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled graduate programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain university contracts. Our contracts with university clients in this segment typically have terms of 10 to 15 years and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for our expected obligation to refund tuition and fees to university clients.

Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our short courses and boot camps. Our short courses run between six and 16 weeks, while our boot camps run between 12 and 24 weeks. In this segment, our contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the gross proceeds received from the students enrolled and share contractually specified amounts received from students with the associated university client, for providing items such as university brand name and other trademarks, as required. These amounts are recognized as curriculum and teaching costs on our condensed consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Graduate Program Segment.

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

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Our goodwill balance relates to our acquisitions of GetSmarter in July 2017 and Trilogy in May 2019. We review goodwill at least annually, as of October 1. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We test goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We initially assess qualitative factors to determine if it is necessary to perform a quantitative goodwill impairment review. We review goodwill for impairment using a quantitative approach if we decide to bypass the qualitative assessment or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on a qualitative assessment. Upon completion of a quantitative assessment, we may be required to recognize an impairment based on the difference between the carrying value and the fair value of the reporting unit.

The determination of the fair value of a reporting unit using the income-based approach requires us to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums and valuation multiples appropriate for acquisitions in the industry in which we compete, discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, we consider each reporting unit’s historical results and current operating trends, revenues, profitability, cash flow results and forecasts, and industry trends. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, market capitalization, the continued efforts of competitors to gain market share and prospective student enrollment patterns.

In addition, we use a market-based approach to estimate the value of the reporting unit. The market value is estimated by comparing the reporting unit to other publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of a reporting unit is based on pricing multiples of certain financial parameters observed in the comparable companies. We also make estimates and assumptions for market values to determine a reporting unit’s estimated fair value.

We experienced a sustained decline in our stock price during the three months ended September 30, 2019, which management deemed a triggering event that required us to perform an interim goodwill impairment test as of September 1, 2019. Our test relied in part on the work of an independent valuation firm engaged to provide inputs as to the fair value of the reporting units and to assist in the related calculations and analysis. The results of the interim impairment test indicated that the carrying value of our boot camp business acquired in 2019 within our Alternative Credential Segment exceeded the fair value by $70.4 million. The decrease in this reporting unit’s fair value was primarily due to lower expectations of future performance due to the impact of changes in key management as well as an increased focus in integrating the operations of the newly acquired reporting unit, which impacted the estimated operating cash flows. As a result, we recorded an impairment charge of $70.4 million on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

Other than the recently impaired reporting unit, we have no reporting units whose estimated fair values as of September 30, 2019 exceeded their carrying value by less than 10%. It is possible that future changes in our circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.

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

Full Course Equivalent Enrollments in Our University Clients’ Offerings

We measure full course equivalent enrollments for each of the courses offered during a particular period by taking the number of students enrolled in that course and multiplying it by the percentage of the course completed during that period. We add the full course equivalent enrollments for each course within each segment to calculate the total full course equivalent enrollments per segment. This metric allows us to consistently view period-over-period changes in enrollments by accounting for the fact that many courses we enable straddle multiple fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 full course equivalent enrollments for that period. Any individual student may be enrolled in more than one course during a period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019*	2018
Graduate Program Segment
Full course equivalent enrollments	40,910	32,665	119,602	92,983
Average revenue per full course equivalent enrollment	$2,527	$2,747	$2,583	$2,705
Alternative Credential Segment
Full course equivalent enrollments	14,729	8,937	36,519	23,161
Average revenue per full course equivalent enrollment**	$3,825	$1,930	$3,061	$1,951

*
We acquired Trilogy on May 22, 2019 and Trilogy’s results of operations are included in our results from the date of acquisition. As such, Trilogy will impact the full course equivalent enrollment measures for our Alternative Credential Segment from the acquisition date forward.

**
The calculation of the Alternative Credential Segment’s average revenue per full course equivalent enrollment includes $6.0 million and $9.3 million of revenue that was excluded from the results of operations in the three and nine months ended September 30, 2019, respectively, due to a deferred revenue fair value purchase accounting adjustment recorded as part of the acquisition of Trilogy.

Of the increase in full course equivalent enrollments in our Graduate Program Segment for the three months ended September 30, 2019 and 2018, 1,239, or 15.0%, and 3,975, or 46.2%, respectively, were attributable to graduate programs launched during the preceding 12 months. Of the increase in full course equivalent enrollments in our Graduate Program Segment for the nine months ended September 30, 2019 and 2018, 1,772, or 6.7%, and 7,766, or 36.7%, respectively, were attributable to graduate programs launched during the preceding 12 months.

Of the increase in full course equivalent enrollments in our Alternative Credential Segment for the three months ended September 30, 2019 and 2018, 2,799, or 48.3%, and 5,561, or 62.2%, respectively, were attributable to offerings launched during the preceding 12 months. Of the increase in full course equivalent enrollments in our Alternative Credential Segment for the nine months ended September 30, 2019 and 2018, 7,697, or 57.6%, and 13,997, or 60.4% were attributable to offerings launched during the preceding 12 months.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, acquisition-related gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, impairment charges, and stock-based compensation expense. In the first quarter of 2019, we revised our definition of adjusted EBITDA to exclude the impact of transaction costs in connection with the acquisition of Trilogy. We believe this change is meaningful to investors because we did not have material transaction costs in prior periods and as a result, excluding the impact of such costs beginning in the first quarter of 2019 facilitates a period-to-period comparison of our business. In the second quarter of 2019, we revised our definition of adjusted EBITDA to exclude the impact of the deferred revenue fair value adjustments in connection with the acquisition of Trilogy. Business combination accounting guidance requires the write down of deferred revenue in conjunction with the acquisition. We did not have any deferred revenue fair value adjustments during the three and nine months periods ended September 30, 2018. Therefore, we included these revenues in adjusted EBITDA because they related to a specific transaction and are reflective of our ongoing financial performance. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the impact of changes in foreign currency exchange rates;

•	adjusted EBITDA does not reflect acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations;

•	adjusted EBITDA does not reflect transaction costs, integration costs or restructuring-related costs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(141,112)	$(9,944)	$(190,638)	$(43,162)
Adjustments:
Interest income	(924)	(1,799)	(5,087)	(3,053)
Interest expense	5,651	27	8,130	81
Foreign currency loss	710	273	1,093	1,493
Income tax expense (benefit)	714	(414)	(18,918)	(5,207)
Depreciation and amortization expense	22,288	8,599	46,639	23,382
Deferred revenue fair value adjustment	5,927	—	9,279	—
Transaction costs	92	—	4,466	—
Integration costs	2,436	—	2,493	—
Restructuring-related costs	6,581	—	7,174	—
Impairment charge	70,379	—	70,379	—
Stock-based compensation expense	16,535	7,933	36,086	24,064
Total adjustments	130,389	14,619	161,734	40,760
Adjusted EBITDA (loss)	$(10,723)	$4,675	$(28,904)	$(2,402)

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

For the nine months ended September 30, 2019 and 2018, our foreign currency translation adjustment was a loss of $4.0 million and a gain of $12.3 million, respectively.

For the three months ended September 30, 2019 and 2018, we recognized foreign currency exchange losses of $0.7 million and $0.3 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2019 and 2018, we recognized foreign currency exchange losses of $1.1 million and $1.5 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.

The foreign currency exchange rate volatility of the trailing 12 months ending September 30, 2019 was 11% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 includes all of the Company’s consolidated operations except for, as permitted by SEC guidance for newly acquired businesses, those disclosure controls and procedures of Trilogy that are subsumed by internal control over financial reporting. We acquired Trilogy on May 22, 2019 and their results of operations are included in our financial statements effective with the second quarter of 2019. As of September 30, 2019, the assets acquired in the Trilogy acquisition constituted approximately 4.9% of the Company’s consolidated assets, and revenues attributable to the Trilogy acquisition represent 10.0% of the Company’s revenues for the nine month period ended September 30, 2019. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

Other than the change in our internal control over financial reporting as a result of the acquisition of Trilogy, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of assessing and integrating Trilogy’s internal control over financial reporting with our existing internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The information required by this Item is incorporated herein by reference to Note 6 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are involved in various claims and legal proceedings arising in the ordinary course of business. We accrue a liability when a loss is considered probable and the amount can be reasonably estimated. See “Note 6. Commitments and Contingencies—Legal Contingencies” to our unaudited financial statements included elsewhere in this periodic report. While we do not expect that the ultimate resolution of any existing claims and proceedings (other than the specific matter described below, if decided adversely), individually or in the aggregate, will have a material adverse effect on our financial position, an unfavorable outcome in some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

In re 2U, Inc., Securities Class Action, No. 1:19-cv-7390 (S.D.N.Y.)

On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against us Christopher J. Paucek, our CEO, and Catherine A. Graham, our former CFO, in the United States District Court for the Southern District of New York. The district court consolidated the two actions on August 27, 2019, with the caption In re 2U, Inc., Securities Class Action, No. 1:19-cv-7390 (S.D.N.Y.). The complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding our company’s business prospects and financial projections. The proposed class consists of all persons who acquired our company’s securities between February 26, 2018 and July 30, 2019.

We believe that the claims are without merit and we intend to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.

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

As of September 30, 2019, we had approximately $253.5 million of indebtedness on a consolidated basis. See Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Credit Agreement governing our Term Loan requires us to comply with several customary financial and other restrictive covenants, such as maintaining leverage ratios in certain situations, maintaining insurance coverage, and restricting our ability to make certain investments. See “Management’s Discussion and Analysis of Financial Condition and Results of

Operations-Capital Resources and Liquidity-Sources of Liquidity-Credit Agreement.” We are also required to maintain liquidity of $25.0 million of unrestricted cash as of the last day of each fiscal quarter, which may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions. The Credit Agreement also includes covenants that require us to maintain minimum: (i) annualized last quarter Graduate Program Segment revenue (“Minimum Graduate LQAR”) and (ii) last 12 months Alternative Credential Segment revenue (“Minimum Alternative Credential LTMR”). As of the quarter and last 12 months ended September 30, 2019, Minimum Graduate LQAR and Minimum Alternative Credential LTMR were $413.6 million and $207.7 million, respectively, which exceeded the requirements of $374.7 million and $165.8 million for the quarter and last 12 months ended September 30, 2019, respectively. For the quarter and last 12 months ending December 31, 2019, we will be required to have Minimum Graduate LQAR of $397.8 million and Minimum Alternative Credential LTMR $185.0 million, respectively. These covenants may limit the flexibility of our operations, and failure to meet either one of these minimum revenue covenants could result in defaults under the credit agreement governing our Term Loan even if we have satisfied our payment obligations. If such a default were to occur, our business, financial condition, and results of operations would be materially adversely affected.

We have incurred and may incur in the future significant charges due to impairment of our goodwill.

We review goodwill at least annually, and more frequently if indicators of impairment occur, at the reporting unit level. An interim goodwill impairment test performed during the reporting period indicated that the carrying value of Trilogy exceeded its fair value, primarily due to lower expectations of future performance of Trilogy that impacted estimated operating cash flows. As a result, we recorded an impairment charge of $70.4 million on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019. Future changes in our circumstances or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units could require us to record additional impairment charges, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offerings of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019, by and among 2U, Inc., Skywalker Purchaser, LLC, Skywalker Sub, Inc., Fortis Advisors LLC, as stockholder representative and Trilogy Education Services, Inc.	8-K	001-36376	2.1	April 8, 2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

10.1	Credit Agreement, dated May 22, 2019, by and among 2U, Inc., as borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, Owl Rock Capital Corporation, as administrative agent and collateral agent and Owl Rock Capital Advisors LLC, as Lead Arranger and Bookrunner.	8-K	001-36376	10.1	May 22, 2019

10.2	Summary of Non-Employee Director Compensation	10-Q	001-36376	10.2	July 30, 2019

10.3	Amended and Restated 2014 Equity Incentive Plan Restricted Stock Unit Award Agreement					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

November 12, 2019	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 12, 2019	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer