Form 10-Q
period 2020-03-31
2U, Inc.
filed 2020-04-30
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of April 28, 2020, there were 63,958,768 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	trends in the higher education market and the market for online education, and expectations for growth in those markets;

•	the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;

•	the impact of competition on our industry and innovations by competitors;

•	our ability to comply with evolving regulations and legal obligations related to data privacy, data protection and information security;

•	our expectations about the potential benefits of our cloud-based software-as-a-service technology and technology-enabled services to university clients and students;

•	our dependence on third parties to provide certain technological services or components used in our platform;

•	our expectations about the predictability, visibility and recurring nature of our business model;

•	our ability to meet the anticipated launch dates of our degree programs, short courses and boot camps;

•	our ability to acquire new university clients and expand our degree programs, short courses and boot camps with existing university clients;

•	our ability to successfully integrate the operations of our acquisitions, including Trilogy, to achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;

•	our ability to refinance our indebtedness on attractive terms, if at all, to better align with our focus on profitability;

•	our ability to service our substantial indebtedness and comply with the covenants and conversion obligations contained in the indenture governing our convertible senior notes;

•	our ability to generate sufficient future operating cash flows from recent acquisitions to ensure related goodwill is not impaired;

•	our ability to execute our growth strategy in the international, undergraduate and non-degree alternative markets;

•	our ability to continue to recruit prospective students for our offerings;

•	our ability to maintain or increase student retention rates in our degree programs;

•	our ability to attract, hire and retain qualified employees;

•	our expectations about the scalability of our cloud-based platform;

•	potential changes in regulations applicable to us or our university clients;

•	our expectations regarding the amount of time our cash balances and other available financial resources will be sufficient to fund our operations;

•	the impact and cost of stockholder activism;

•	the impact of any natural disasters or public health emergencies, such as the COVID-19 outbreak;

•	our expectations regarding the effect of the capped call transactions and regarding actions of the option counterparties and/or their respective affiliates; and

•	other factors beyond our control.
     You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended and supplemented by Part II, Item 1A “Risk Factors” in this Quarterly Report, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
     You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. In this Quarterly Report on Form 10-Q, the terms “2U,” “our company,” “we,” “us,” and “our” refer to 2U, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$138,200	$170,593
Restricted cash	19,286	19,276
Accounts receivable, net	75,411	33,655
Prepaid expenses and other assets	42,103	37,424
Total current assets	275,000	260,948
Property and equipment, net	56,015	57,643
Right-of-use assets	48,675	43,401
Goodwill	404,733	418,350
Amortizable intangible assets, net	324,976	333,075
University payments and other assets, non-current	72,562	73,413
Total assets	$1,181,961	$1,186,830
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$89,198	$65,381
Accrued compensation and related benefits	24,167	21,885
Deferred revenue	69,822	48,833
Lease liability	7,858	7,320
Other current liabilities	12,414	12,535
Total current liabilities	203,459	155,954
Long-term debt	244,574	246,620
Deferred tax liabilities, net	3,118	5,133
Lease liability, non-current	73,541	66,974
Other liabilities, non-current	986	899
Total liabilities	525,678	475,580
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 63,703,067 shares issued and outstanding as of March 31, 2020; 63,569,109 shares issued and outstanding as of December 31, 2019	64	63
Additional paid-in capital	1,218,632	1,197,379
Accumulated deficit	(539,494)	(479,388)
Accumulated other comprehensive loss	(22,919)	(6,804)
Total stockholders’ equity	656,283	711,250
Total liabilities and stockholders’ equity	$1,181,961	$1,186,830

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$175,479	$122,234
Costs and expenses
Curriculum and teaching	20,478	6,701
Servicing and support	30,533	20,174
Technology and content development	35,510	19,794
Marketing and sales	99,215	76,961
General and administrative	43,653	23,023
Total costs and expenses	229,389	146,653
Loss from operations	(53,910)	(24,419)
Interest income	513	2,349
Interest expense	(5,493)	(55)
Other expense, net	(2,271)	(370)
Loss before income taxes	(61,161)	(22,495)
Income tax benefit	1,055	941
Net loss	$(60,106)	$(21,554)
Net loss per share, basic and diluted	$(0.94)	$(0.37)
Weighted-average shares of common stock outstanding, basic and diluted	63,626,333	58,138,692
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(16,115)	(372)
Comprehensive loss	$(76,221)	$(21,926)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	63,569,109	$63	$1,197,379	$(479,388)	$(6,804)	$711,250
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	96,683	1	(1)	—	—	—
Exercise of stock options	37,275	—	384	—	—	384
Stock-based compensation expense	—	—	20,870	—	—	20,870
Net loss	—	—	—	(60,106)	—	(60,106)
Foreign currency translation adjustment	—	—	—	—	(16,115)	(16,115)
Balance, March 31, 2020	63,703,067	$64	$1,218,632	$(539,494)	$(22,919)	$656,283

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	57,968,493	$58	$957,631	$(244,166)	$(8,514)	$705,009
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	9,319	—	—	—	—	—
Exercise of stock options	211,506	—	1,928	—	—	1,928
Stock-based compensation expense	—	—	9,584	—	—	9,584
Net loss	—	—	—	(21,554)	—	(21,554)
Foreign currency translation adjustment	—	—	—	—	(372)	(372)
Balance, March 31, 2019	58,189,318	$58	$969,143	$(265,720)	$(8,886)	$694,595

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(60,106)	$(21,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	23,485	9,698
Stock-based compensation expense	20,870	9,584
Non-cash lease expense	3,620	2,634
Provision for credit losses	629	—
Changes in operating assets and liabilities:
Accounts receivable, net	(42,744)	(37,522)
Payments to university clients	2,739	(10,595)
Prepaid expenses and other assets	(5,273)	(10,489)
Accounts payable and accrued expenses	23,390	17,536
Accrued compensation and related benefits	3,033	(6,768)
Deferred revenue	21,650	16,215
Other liabilities, net	(3,920)	(1,640)
Other	2,764	373
Net cash used in operating activities	(9,863)	(32,528)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(958)	—
Additions of amortizable intangible assets	(15,808)	(13,570)
Purchases of property and equipment	(2,436)	(3,164)
Purchase of investments	—	(2,500)
Proceeds from maturities of investments	—	25,000
Advances repaid by university clients	100	200
Net cash (used in) provided by investing activities	(19,102)	5,966
Cash flows from financing activities
Payments on debt	(358)	—
Payment of debt issuance costs	(2,500)	—
Proceeds from exercise of stock options	384	1,928
Payments for acquisition of amortizable intangible assets	—	(1,283)
Net cash (used in) provided by financing activities	(2,474)	645
Effect of exchange rate changes on cash	(944)	(249)
Net decrease in cash, cash equivalents and restricted cash	(32,383)	(26,166)
Cash, cash equivalents and restricted cash, beginning of period	189,869	449,772
Cash, cash equivalents and restricted cash, end of period	$157,486	$423,606

Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$4,918	$27
Non-cash investing and financing activities:
Capital expenditures, accrued but not paid	$1,700	$3,200
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
The Company has two reportable segments: the Graduate Program Segment and the Alternative Credential Segment. The Company’s Graduate Program Segment includes the technology and services provided to nonprofit colleges and universities to enable the online delivery of degree programs. Students enrolled in these programs are generally seeking an undergraduate or graduate degree of the same quality they would receive on campus. The Company’s Alternative Credential Segment includes the premium online short courses and technical, skills-based boot camps provided through relationships with nonprofit colleges and universities. Students enrolled in these offerings are generally working professionals seeking career advancement through skills attainment.
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is difficult at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2020 and 2019 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions are inherent in the analysis and the measurement of acquired intangible assets, the recoverability of goodwill and deferred tax assets. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Accounts Receivable, Contract Assets and Liabilities

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on the Company’s condensed consolidated balance sheets. Included in accounts receivable, net are trade accounts receivable, which are comprised of billed and unbilled revenue. Accounts receivable, net is stated at amortized cost net of provision for credit losses. The Company’s methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers.
The Company’s estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. The Company recognizes unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in the Graduate Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. Unbilled accounts receivable is recognized in the Alternative Credential Segment once the presentation period commences for amounts to be invoiced to students under installment plans that are paid over the same presentation period.The Company’s unbilled revenue represents contract assets.
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
The following table presents the change in provision for credit losses within the Company’s consolidated balance sheets for the period indicated:

Provision for Credit Losses
(in thousands)
Balance as of January 1, 2020	$1,330
Current period provision	629
Amounts written off	(28)
Balance as of March 31, 2020	$1,931

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, to ease the potential accounting and financial reporting burden associated with the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This ASU may be applied as of the beginning of any interim period that includes its effective date (i.e., March 12, 2020) through December 31, 2022. The Company is evaluating the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 was issued to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or discontinuing the equity method of accounting. The update regarding forward contracts and purchased options is not applicable as the Company does not have any forward contracts or purchased options. The amendments in this ASU are

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)

effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in the ASU include removal of certain exceptions to the general principles in Topic 740 related to recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in an interim period. The ASU also clarifies and simplifies other aspects of the accounting for income taxes, including the recognition of deferred tax liabilities for outside basis differences. The amendments in this ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU No. 2019-04 provides corrections, updates and clarifications to the previously issued updates of ASU No. 2016-01, ASU No. 2016-13 and ASU No. 2017-12. Various areas of the Accounting Standards Codification were impacted by the update. This standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. The Company adopted the amendments related to ASU Nos. 2016-01 and 2016-13 on January 1, 2020 under the modified retrospective transition method, with the exception of the amendments related to equity securities without readily determinable fair values for which an entity elects the measurement alternative, which have been adopted prospectively. Adoption of these amendments did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures. Refer below for further discussion of ASU No. 2016-13. The amendments to ASU No. 2017-12 are not applicable to the Company.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires customers in cloud computing arrangements that are service contracts to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this ASU on July 1, 2018 under the prospective method. As a result of adopting this standard, as of March 31, 2020 and December 31, 2019, the Company had balances of $3.6 million and $3.1 million, respectively, of capitalized implementation costs incurred to integrate the software associated with its cloud computing arrangements, within university payments and other assets, non-current on the condensed consolidated balance sheets. Such capitalized costs are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company did not incur a material amount of amortization for the three months ended March 31, 2020 and March 31, 2019.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB has issued the following standards related to ASU No. 2016-13: ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; and ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU No. 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU No. 2016-13 also requires enhanced disclosures to help financial statement users better understand assumptions used in estimating expected credit losses. The Company adopted this ASU and the related amendments on January 1, 2020 under the modified retrospective transition method, which resulted in no cumulative-effect adjustment to retained earnings.

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
3.     Business Combination
On May 22, 2019, the Company completed its acquisition of Trilogy pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019 (the “Merger Agreement”), for a net purchase price of $608.6 million in cash and stock consideration, subject to final adjustments related to working capital and indebtedness. These final adjustments to the purchase price were paid in the first quarter of 2020. Under the terms of the Merger Agreement, the Company has issued restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of Trilogy. These awards were issued pursuant to the Company’s 2014 Equity Incentive Plan, are subject to future service requirements and will primarily vest over an 18-month period. In addition, a portion of the purchase price held in escrow was recognized as compensation expense in the third quarter of 2019 as the service requirements of certain key employees was determined to be fulfilled. The net assets and results of operations of Trilogy are included in the Company’s condensed consolidated financial statements within the Alternative Credential Segment as of May 22, 2019.
The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the date indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the three months ended March 31, 2019, as if the acquisition of Trilogy had occurred on January 1, 2019:

Three Months Ended March 31, 2019
(in thousands, except per share amounts)
Pro forma revenue	$153,310
Pro forma net loss	(39,795)
Pro forma net loss per share, basic and diluted	$(0.68)

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.     Goodwill and Amortizable Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable segment within the Company’s condensed consolidated balance sheets for the period indicated.

	Graduate Program Segment	Alternative Credential Segment	Total
	(in thousands)
Balance as of December 31, 2019	$—	$418,350	$418,350
Foreign currency translation adjustments	—	(13,617)	(13,617)
Balance as of March 31, 2020	$—	$404,733	$404,733

The carrying amount of goodwill in the Alternative Credential Segment included accumulated impairment charges of $70.4 million each as of March 31, 2020 and December 31, 2019.
The following table presents the components of amortizable intangible assets, net within the Company’s condensed consolidated balance sheets for each of the periods indicated.

		March 31, 2020			December 31, 2019
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3-5	$147,910	$(48,972)	$98,938	$142,712	$(41,106)	$101,606
Capitalized content development	4-5	178,014	(62,020)	115,994	167,758	(54,736)	113,022
University client relationships	9-10	105,203	(13,679)	91,524	110,344	(12,419)	97,925
Trade names and domain names	5-10	24,918	(6,398)	18,520	26,462	(5,940)	20,522
Total amortizable intangible assets, net		$456,045	$(131,069)	$324,976	$447,276	$(114,201)	$333,075

The amounts presented in the table above include $26.5 million and $30.7 million of in process capitalized technology and content development as of March 31, 2020 and December 31, 2019, respectively.
Amortizable intangible assets recognized in connection with the acquisition of Trilogy consisted of developed technology of $48.1 million, developed content of $48.1 million, university client relationships of $84.2 million and trade names and domain names of $7.1 million, and are included in the balances presented in the table above as of March 31, 2020.
The Company recorded amortization expense related to amortizable intangible assets of $20.2 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of March 31, 2020.

Future Amortization Expense
(in thousands)
2021	$60,365
2022	73,532
2023	57,564
2024	41,214
2025	22,536
Thereafter	43,224
Total	$298,435

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5.     Accrued Expenses
The following table presents the components of accounts payable and accrued expenses within the Company’s condensed consolidated balance sheets for each of the periods indicated.

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued university and head tutor compensation	$21,174	$23,419
Accrued marketing costs	27,694	22,055
Accrued transaction, integration and restructuring-related costs*	2,331	4,459
Accounts payable and other accrued expenses	37,999	15,448
Total accounts payable and accrued expenses	$89,198	$65,381

*
Accrued transaction, integration and restructuring-related costs included $0.1 million and $0.5 million, which related to an employee termination benefits reserve for organizational restructuring as of March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020 and 2019, expense related to the Company’s marketing and advertising efforts of its own brand were not material.
6.    Commitments and Contingencies
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
 In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York. The district court transferred the cases to the United States District Court for the District of Maryland, and the docket numbers are now 8:19-cv-3455 (D. MD) and 8:20-cv-1006 (D. MD). The complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019.
The Company believes that the claims are without merit and it intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Stockholder Derivative Suit

On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360.  The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6.    Commitments and Contingencies (Continued)

enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of March 31, 2020, the future minimum payments due to university clients has not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
As of March 31, 2020, the Company had an obligation to make an additional investment in an education technology company of up to $5.0 million, upon demand by the investee.
7.    Leases
The Company leases facilities under non-cancellable operating leases primarily in the United States, South Africa, the United Kingdom and Canada. The Company’s operating leases have remaining lease terms of between one to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancellable lease terms. The future lease payments due under non-cancellable operating lease arrangements contain fixed rent increases over the term of the lease. The Company also leases office equipment under non-cancellable leases. The Company did not have any subleases as of March 31, 2020.
The following table presents the components of lease expense within the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease expense	$3,620	$2,622
Short-term lease expense	113	236
Variable lease expense	1,460	914
Total lease expense	$5,193	$3,772

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.    Leases (Continued)

As of March 31, 2020, for the Company’s operating leases, the weighted-average remaining lease term was 7.8 years and the weighted-average discount rate was 11.9%. For the three months ended March 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $4.1 million.
The following table presents the maturities of the Company’s operating lease liabilities as of the period indicated.

March 31, 2020
(in thousands)
Remainder of 2020	$12,675
2021	16,416
2022	15,673
2023	15,364
2024	14,946
Thereafter	52,166
Total lease payments	127,240
Less: imputed interest	(45,841)
Total lease liability	$81,399

As of March 31, 2020, the Company has additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $67.9 million. These operating leases will commence during fiscal years 2020 through 2021, with lease terms of between four to twelve years.
8.    Debt
The following table presents the components of outstanding long-term debt within the Company’s condensed consolidated balance sheets for each of the periods indicated.

	March 31, 2020	December 31, 2019
	(in thousands)
Senior secured term loan facility	$250,000	$250,000
Deferred government grant obligations	3,500	3,500
Less: unamortized debt issuance costs	(9,284)	(7,238)
Other	358	358
Long-term debt	$244,574	$246,620

The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates. As of March 31, 2020 and December 31, 2019, each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
As of March 31, 2020 and December 31, 2019, the Company had current portion of long-term debt balances of $0.3 million and $0.6 million, respectively, related to other borrowings.
Credit Agreement
The Company has a credit agreement with Owl Rock Capital Corporation, as administrative agent and collateral agent, and certain other lenders party thereto that provides for a $250 million senior secured term loan facility (the “Term Loan”). On February 25, 2020 (the “First Amendment Effective Date”), the Company amended this credit agreement (as amended, the “Credit Agreement”) to modify the Minimum Graduate LQAR (as defined below) and Minimum Alternative Credential LTMR (as defined below) required for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020. In addition, the amendment increases the applicable interest rate margins and extends the prepayment premium applicable to certain voluntary prepayments and mandatory prepayments. In connection with the amendment, the Company incurred incremental issuance costs of $2.5 million, which will be amortized as a component of interest expense over the remaining term of the Credit Agreement.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8.     Debt (Continued)

The Credit Agreement governing the Term Loan requires the Company to comply with several customary financial and other restrictive covenants, such as maintaining leverage ratios in certain situations, maintaining insurance coverage, and restricting the Company’s ability to make certain investments. The Company is also required to maintain liquidity of $25.0 million of unrestricted cash as of the last day of each fiscal quarter. The Credit Agreement also includes covenants that require the Company to maintain minimum: (i) annualized last quarter Graduate Program Segment revenue (“Minimum Graduate LQAR”) and (ii) Alternative Credential Segment revenue for the last four consecutive fiscal quarters (“Minimum Alternative Credential LTMR”). For the quarter and four consecutive fiscal quarters ended March 31, 2020, the Company exceeded the Minimum Graduate LQAR and Minimum Alternative Credential LTMR.
The Term Loan matures on May 22, 2024 and currently bears interest, at the Company’s option, at variable rates based on (i) a customary alternative base rate (with a floor of 2.00%) plus an applicable margin of 5.75% or (ii) an adjusted LIBOR rate (with a floor of 1.00%) for the interest period relevant to such borrowing plus an applicable margin of 6.75%. The effective interest rate of the Term Loan for the three months ended March 31, 2020 was 8.9%. Voluntary prepayments and mandatory prepayments following or in connection with any asset sales, debt issuance or casualty events or following any acceleration of the Term Loan are subject to a 2% prepayment premium if made prior to the first anniversary of the First Amendment Effective Date, and a 1% prepayment premium if made on or after the first anniversary of the First Amendment Effective Date, but prior to the second anniversary of the First Amendment Effective Date; provided, that a 1% prepayment penalty shall apply to the extent the prepayment is made prior to the first anniversary of the First Amendment Effective Date with the proceeds from the sale of equity securities, equity-linked securities and/or derivative securities settled in, or convertible into, equity securities. During the three months ended March 31, 2020, the Company incurred interest expense of $5.4 million in connection with the Credit Agreement. As of March 31, 2020, the Company’s accrued interest balance associated with the Credit Agreement was $0.1 million.
On April 23, 2020, the Company repaid its $250 million Term Loan in full (including interest and prepayment premium) and terminated the credit agreement with Owl Rock Capital Corporation. Refer to Note 14 for more information.
Deferred Government Grant Obligations
The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County, Maryland has a maturity date of June 22, 2027. As of December 31, 2019, the Company did not meet the employment level threshold set forth in the conditional loan agreement with Prince George’s County, Maryland and a portion of the principal balance and accrued interest as of that date were no longer subject to forgiveness and became payable upon demand. The Company is currently in discussions with Prince George’s County, Maryland to amend the employment conditions under this conditional loan agreement. The Company is currently in compliance with the terms of its conditional loan agreement with the State of Maryland. The interest expense related to these loans for the three months ended March 31, 2020 and 2019 was immaterial. As of March 31, 2020 and December 31, 2019, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.3 million and $0.3 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three months ended March 31, 2020 and 2019 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate was approximately 2% and 4% for the three months ended March 31, 2020 and 2019, respectively. The Company’s tax benefit of $1.1 million for the three months ended March 31, 2020 related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. The Company expects to continue to recognize a tax benefit in the future for the Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10.    Stockholders’ Equity
As of March 31, 2020, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2020, the Company had reserved a total of 17,201,657 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding stock options	4,310,566
Possible future issuance under 2014 Equity Incentive Plan	6,371,081
Outstanding restricted stock units	5,707,046
Available for future issuance under 2017 Employee Stock Purchase Plan	812,964
Total shares of common stock reserved for future issuance	17,201,657

The shares available for future issuance increased by 3,175,011 and 2,896,365 on January 1, 2020 and 2019, respectively, pursuant to the automatic share reserve increase provision under the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”). The Company has not declared or paid cash dividends on its common stock to date.
11.    Stock-Based Compensation
Stock-Based Compensation Expense
The following table presents stock-based compensation expense related to stock-based awards, as well as the 2017 Employee Stock Purchase Plan (the “ESPP”), contained within the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Curriculum and teaching	$133	$3
Servicing and support	3,928	1,669
Technology and content development	3,169	1,856
Marketing and sales	3,233	1,256
General and administrative	10,407	4,800
Total stock-based compensation expense	$20,870	$9,584

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Stock-Based Compensation (Continued)

Stock Options
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share
Outstanding balance as of December 31, 2019	4,373,895	$34.24
Granted	8,597	19.61
Exercised	(37,275)	10.30
Forfeited	(7,252)	66.61
Expired	(27,399)	38.73
Outstanding balance as of March 31, 2020	4,310,566	34.34
Exercisable as of March 31, 2020	3,079,102	$21.82

*	As of March 31, 2020, the aggregate intrinsic value of options exercisable was $22.7 million and such shares had a weighted-average remaining contractual term of 2.77 years.
Restricted Stock Units
In January 2020, the Company issued its annual grants to certain employees consisting of restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). In connection with this, the Company granted 1.7 million RSUs with an aggregate grant date fair value of $34.1 million. Also in connection with this, the Company awarded 1.9 million PRSUs, of which 0.6 million PRSUs were granted with an aggregate grant date fair value of approximately $12.8 million. The RSU awards vest over a period of three years while the PRSU awards vest over a one-year period. The quantity of PRSU awards that will vest is based on the Company’s stock price achieving pre-determined total shareholder return targets relative to that of companies comprising the Russell 3000 Index during each performance period. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the first performance period, depending on the achievement of market-based targets. Achievement percentages applicable to the second and third performance periods will be determined in advance of the beginning of the second and third performance periods, by the Company’s compensation committee. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets.
The following table presents a summary of the Company’s RSU and PRSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2019	3,694,915	$35.76
Granted	2,369,093	20.42
Vested	(96,683)	52.64
Forfeited	(260,279)	53.31
Outstanding balance as of March 31, 2020	5,707,046	$28.30

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Net Loss per Share
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were antidilutive, given the Company’s net loss. The following table presents a summary of the securities that have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is antidilutive for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Stock options	4,310,566	3,847,116
Restricted stock units	5,707,046	1,368,636

The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Numerator (in thousands):
Net loss	$(60,106)	$(21,554)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	63,626,333	58,138,692
Net loss per share, basic and diluted	$(0.94)	$(0.37)

13.    Segment and Geographic Information
The Company has two reportable segments: the Graduate Program Segment and the Alternative Credential Segment (formerly known as the Short Course Segment). The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s Graduate Program Segment includes the technology and services provided to nonprofit colleges and universities to enable the online delivery of degree programs. The Company’s Alternative Credential Segment includes the premium online short courses and technical skills-based boot camps provided through relationships with nonprofit colleges and universities.
Graduate Program Segment
For the three months ended March 31, 2020, one university client accounted for 10% or more of the Company’s consolidated revenue, with $17.5 million, or approximately 10% of the Company’s consolidated revenue. For the three months ended March 31, 2019, three university clients each accounted for 10% or more of the Company’s consolidated revenue, as follows: $22.6 million, $12.9 million and $12.7 million, or approximately 18%, 11% and 10% of the Company’s consolidated revenue, respectively.
As of March 31, 2020, one university client accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $8.7 million, or approximately 11% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2019, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $6.1 million and $4.9 million, or approximately 18% and 15% of the Company’s consolidated accounts receivable, net balance, respectively.
Alternative Credential Segment
For the three months ended March 31, 2020 and 2019, there were no customers or individual university clients that had associated offerings that accounted for 10% or more of the Company’s consolidated revenue. In addition, as of March 31, 2020 and December 31, 2019, no customers had accounts receivable, net balances that accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as customers are individual students or third parties paying on their behalf, rather than university clients.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13.    Segment and Geographic Information (Continued)

For the three months ended March 31, 2020, offerings associated with one university client accounted for 10% or more of the segment’s revenue, with $7.9 million, or approximately 14% of the segment’s revenue. For the three months ended March 31, 2019, offerings associated with four university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 88% of the segment’s revenue.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$118,457	$104,174
Alternative Credential Segment	57,022	18,060
Total revenue	$175,479	$122,234

Segment profitability**
Graduate Program Segment	$6,460	$710
Alternative Credential Segment	(10,764)	(3,916)
Total segment profitability	$(4,304)	$(3,206)

Segment profitability margin***
Graduate Program Segment	5.5%	0.7%
Alternative Credential Segment	(18.9)	(21.7)
Total segment profitability margin	(2.5)%	(2.6)%

*	The Company has excluded immaterial amounts of intersegment revenues from the three-month periods ended March 31, 2020 and 2019.

**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, impairment charges, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13.    Segment and Geographic Information (Continued)

The following table presents a reconciliation of the Company’s net loss to total segment profitability for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(60,106)	$(21,554)
Adjustments:
Interest expense (income), net	4,980	(2,294)
Foreign currency loss	2,271	370
Income tax benefit	(1,055)	(941)
Depreciation and amortization expense	23,485	9,698
Transaction and integration costs	724	1,931
Restructuring-related costs	288	—
Stockholder activism costs	4,239	—
Stock-based compensation expense	20,870	9,584
Total adjustments	55,802	18,348
Total segment profitability	$(4,304)	$(3,206)

The following table presents the Company’s total assets by segment for each of the periods indicated.

	March 31, 2020	December 31, 2019
	(in thousands)
Total assets
Graduate Program Segment	$516,021	$507,187
Alternative Credential Segment	665,940	679,643
Total assets	$1,181,961	$1,186,830

Trade Accounts Receivable and Contract Liabilities

The following table presents the Company’s trade accounts receivable and contract liabilities in each segment for each of the periods indicated.

	March 31, 2020	December 31, 2019
	(in thousands)
Trade accounts receivable
Graduate Program Segment accounts receivable	$28,161	$3,454
Graduate Program Segment unbilled revenue*	25,035	12,123
Alternative Credential Segment accounts receivable	24,146	19,408
Provision for credit losses	(1,931)	(1,330)
Total trade accounts receivable	$75,411	$33,655

Contract liabilities
Graduate Program Segment deferred revenue	$16,839	$2,210
Alternative Credential Segment deferred revenue	52,983	46,623
Total contract liabilities	$69,822	$48,833

*	Unbilled revenue represents contract assets.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13.    Segment and Geographic Information (Continued)

For the Graduate Program Segment, revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $2.2 million and $2.4 million, respectively.

For the Alternative Credential Segment, revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $34.4 million and $5.4 million, respectively.

Contract Acquisition Costs

The Graduate Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within university payments and other assets, non-current on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Geographical Information

The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $11.3 million and $7.7 million, for the three months ended March 31, 2020 and 2019, respectively, substantially all of which was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of March 31, 2020 and December 31, 2019 totaled $2.0 million and $2.7 million, respectively.

14.    Subsequent Events
On April 23, 2020 (the “Closing Date”), the Company issued convertible senior notes due 2025 (the “Notes”) in an aggregate principal amount of $330 million in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933 (the “Base Notes”). The Company also granted the initial purchasers an option to purchase up to an additional $50 million aggregate principal amount of the Notes. The net proceeds from the offering of the Base Notes were approximately $321.8 million after deducting the initial purchasers’ discounts and commissions.
The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted.
The Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s senior unsecured indebtedness, senior in right of payment to the Company’s indebtedness that is expressly subordinated to the notes, effectively subordinated to the Company’s senior secured indebtedness, to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
Holders may convert their Notes at their option in the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, $0.001 par value per share (“common stock”), exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•
during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;

•	upon the occurrence of certain corporate events or distributions on the Company’s common stock, as provided in the Indenture;

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14.    Subsequent Events (Continued)

•	if the Company calls such notes for redemption; and

•	at any time from, and including, November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.
The initial conversion rate for the Notes will be 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time.
In addition, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.
The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 5, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice, and (ii) the trading day immediately before the date we send such notice. In addition, calling any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if such Note is converted after it is called for redemption. No sinking fund is provided for the Notes.
In connection with the Base Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transaction”) with certain counterparties. The Capped Call Transactions are expected to reduce potential dilution to the Company’s common stock upon any conversion of Base Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Base Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $44.34 per share. The cost of the Capped Call Transactions was approximately $43.9 million. The Company expects to use a portion of the net proceeds from the sale of the additional notes pursuant to the overallotment option to enter into additional capped call transactions.
On the Closing Date, the Company used a portion of the proceeds from the sale of the Base Notes to repay in full all amounts outstanding, and discharge all obligations in respect of, the Term Loan. In connection with the extinguishment of the Term Loan, the Company expects to recognize a charge of approximately $12 million in the second quarter of 2020.
The Company intends to use the remaining net proceeds from the sale of the Base Notes for working capital or other general corporate purposes, which may include capital expenditures, potential acquisitions and strategic transactions.
On April 29, 2020, the initial purchasers exercised, in full, their option to purchase up to an additional $50.0 million aggregate principal amount of the notes. The closing of the sale of additional notes is expected to occur on May 1, 2020. The Company estimates net proceeds from the exercise of the overallotment option of approximately $48.8 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company expects to use a portion of the net proceeds from the sale of additional notes to enter into additional capped call transactions and the remaining net proceeds for working capital or other general corporate purposes, which may include capital expenditures, potential acquisitions and strategic transactions.
The disclosure under the heading “Note 6—Commitments and Contingencies—Stockholder Derivative Suit” is incorporated into this Note 14 by reference.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, and our other filings with the Securities and Exchange Commission, or “SEC.” Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Unless the context otherwise requires, all references to “we”, “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
Overview
We are a leading provider of education technology for nonprofit colleges and universities. We build, deliver, and support more than 400 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses, across the Career Curriculum Continuum. Together with our university clients, we have positively transformed the lives of more than 215,000 students.
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
In our Alternative Credential Segment, we provide premium online short courses and technical, skills-based boot camps through relationships with nonprofit colleges and universities. Students enrolled in these offerings are generally seeking to reskill or upskill through shorter duration, lower-priced offerings that are relevant to the needs of industry and society.
Response to COVID-19
We have taken several immediate steps to ensure the continuity of our business, to provide unique solutions to our partners, and to ensure the health and safety of our employees in the current environment. For example, we have:

•
shifted boot camp offerings and other campus-based experiences from physical classrooms to online. At this time, all boot camps are running without disruption, including all expected upsells of new boot camp content;

•
modified our course production capability into a “Studio-in-a-Box” approach, which allows faculty to record asynchronous content directly in their home or office with virtual assistance from our course designers. This allowed all current launches to remain on schedule across the business;

•	provided training to our university clients’ campus-based faculty on best practices for successful online teaching through No Back Row® PRO;

•	offered new solutions for existing and new clients, including 2UOS Essential and 2UOS Plus; and

•	begun developing innovative solutions to enable continuity and success for existing and new university clients’ on-campus and online efforts this fall.
In addition to the typical operational complexities associated with launching and supporting quality online offering, many of our university clients are currently experiencing budget and cash flow shortfalls related to COVID-19. The upfront investments we make in our university clients’ offerings is even more important during this time of additional financial constraints. Long-term, we expect that the unprecedented impact of COVID-19 will accelerated the adoption of online higher education.
Our Business Model and Components of Operating Results
The key elements of our business model and components of our operating results are described below.
Revenue Drivers
In our Graduate Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our short courses and boot camps. Revenue in each segment is primarily driven by the number of student enrollments in our offerings and the prices of those offerings.
Operating Expense
Marketing and Sales
Our most significant expense relates to marketing and sales activities to attract students to our offerings across both of our segments. This includes the cost of Search Engine Optimization, Search Engine Marketing and Social Media Optimization, as well as personnel and personnel-related expense for our marketing and recruiting teams.
In our Graduate Program Segment, our marketing and sales expense in any period generates student enrollments eight months later, on average. We then generate revenue as students progress through their programs, which generally occurs over a two-year period following initial enrollment. Accordingly, our marketing and sales expense in any period is an investment to generate revenue in future periods. Therefore, we do not believe it is meaningful to directly compare current period revenue to current period marketing and sales expense. Further, in this segment we believe that our marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs increases. In our Alternative Credential Segment, our marketing and sales expense in any period generates student enrollments as much as 24 weeks later, on average. We then generate revenue as students progress through their courses, which typically occurs over a two- to six-month period following initial enrollment.
Curriculum and Teaching
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
Servicing and Support
Servicing and support expense consists primarily of personnel and personnel-related expense associated with the management and operations of our educational offerings, as well as supporting students and faculty members. Servicing and support expense also includes costs to support our platform, facilitate in-program field placements and student immersions, and assist with compliance requirements.
Technology and Content Development
Technology and content development expense consists primarily of personnel and personnel-related expense associated with the ongoing improvement and maintenance of our platform, as well as hosting and licensing costs. Technology and content expense also includes the amortization of capitalized technology and content.
General and Administrative
General and administrative expense consists primarily of personnel and personnel-related expense for our centralized functions, including executive management, legal, finance, human resources, and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

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
Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended March 31, 2020 and 2019
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2020		2019		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$175,479	100.0%	$122,234	100.0%	$53,245	43.6%
Costs and expenses
Curriculum and teaching	20,478	11.7	6,701	5.5	13,777	206.9
Servicing and support	30,533	17.4	20,174	16.5	10,359	52.1
Technology and content development	35,510	20.2	19,794	16.2	15,716	78.7
Marketing and sales	99,215	56.5	76,961	63.0	22,254	29.0
General and administrative	43,653	24.9	23,023	18.8	20,630	88.9
Total costs and expenses	229,389	130.7	146,653	120.0	82,736	56.4
Loss from operations	(53,910)	(30.7)	(24,419)	(20.0)	(29,491)	120.8
Interest income	513	0.3	2,349	1.9	(1,836)	(78.1)
Interest expense	(5,493)	(3.1)	(55)	0.0	(5,438)	*
Other expense, net	(2,271)	(1.3)	(370)	(0.3)	(1,901)	*
Loss before income taxes	(61,161)	(34.8)	(22,495)	(18.4)	(38,666)	171.9
Income tax benefit	1,055	0.6	941	0.8	114	12.1
Net loss	$(60,106)	(34.2)%	$(21,554)	(17.6)%	$(38,552)	178.9%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended March 31, 2020 increased $53.2 million, or 43.6%, to $175.5 million as compared to $122.2 million in 2019. This increase was driven by a 13.7% increase in Graduate Program Segment revenue and a 215.7% increase in Alternative Credential Segment revenue. The increase in revenue from the Alternative Credential Segment includes incremental revenue of $35.4 million from Trilogy, which we acquired in May 2019.
Revenue from our Graduate Program Segment increased $14.3 million, or 13.7%, primarily due to growth in full course equivalent enrollments of 6,222, or 15.7%, partially offset by a decrease in the average revenue per full course equivalent enrollment, from $2,637 to $2,590.

Revenue from our Alternative Credential Segment increased $39.0 million, or 215.7%, primarily due to growth in full course equivalent enrollments of 6,013, or 65.9%, as well as an increase in the average revenue per full course equivalent enrollment, from $1,979 to $3,766. These increases were primarily due to the addition of 3,529 incremental full course equivalent enrollments from Trilogy.
Curriculum and Teaching.  Curriculum and teaching expense increased $13.8 million, or 206.9%, to $20.5 million as compared to $6.7 million in 2019. This increase was primarily due to the addition of incremental curriculum and teaching expense from Trilogy and an increase in short course enrollments in our Alternative Credential Segment.
Servicing and Support.  Servicing and support expense increased $10.3 million, or 52.1%, to $30.5 million as compared to $20.2 million in 2019. This increase was primarily due to a $10.7 million increase in personnel and personnel-related expense to serve a greater number of students and faculty in existing and new offerings, including the incremental addition of Trilogy boot camps. This increase was partially offset by decreases in other servicing and support expense.
Technology and Content Development.  Technology and content development expense increased $15.7 million, or 78.7%, to $35.5 million as compared to $19.8 million in 2019. This increase was due in part to a $11.0 million increase in amortization expense and a $4.2 million increase in personnel and personnel-related expense (net of amounts capitalized for technology and content development), including the addition of incremental technology and content development expense from Trilogy. In addition, $0.4 million of the increase was due to non-capitalized curriculum development expense and hosting and licensing expense to support the launch of new programs, including the incremental addition of Trilogy boot camps.
Marketing and Sales.  Marketing and sales expense increased $22.2 million, or 29.0%, to $99.2 million as compared to $77.0 million in 2019. This increase was primarily due to a $10.5 million increase in marketing and sales expense to attract prospective students to new and existing offerings, including the addition of incremental marketing and sales expense from Trilogy. In addition, $7.8 million of the increase was due to personnel and personnel-related expense, primarily related to the addition of incremental personnel and personnel-related expense from Trilogy. Amortization and marketing infrastructure expense increased $3.8 million to support an increased number of offerings, including the incremental addition of Trilogy boot camps.
General and Administrative.  General and administrative expense increased $20.7 million, or 88.9%, to $43.7 million as compared to $23.0 million in 2019. This increase was primarily due to a $15.3 million increase in personnel and personnel-related expense, including the addition of incremental personnel and personnel-related expense from Trilogy. In addition, $3.3 million of the increase was related to restructuring-related, transaction, integration and stockholder activism expense. These increases were partially offset by $1.2 million of lower one-time transaction and integration-related expense from our acquisition of Trilogy.
Net Interest Income (Expense). Net interest income (expense) was $(5.0) million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. This change was primarily due to interest expense of $5.4 million related to our Term Loan, which was entered into in May 2019.
Other Expense, Net. Other expense, net was $2.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. This increase was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended March 31, 2020, we recognized a tax benefit of $1.1 million, and our effective tax rate was approximately 2%. This tax benefit was due to net operating loss and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. We expect to continue to recognize a tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, impairment charges, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

The following table presents a reconciliation of net loss to total segment profitability for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(60,106)	$(21,554)
Adjustments:
Interest expense (income), net	4,980	(2,294)
Foreign currency loss	2,271	370
Income tax benefit	(1,055)	(941)
Depreciation and amortization expense	23,485	9,698
Transaction and integration costs	724	1,931
Restructuring-related costs	288	—
Stockholder activism costs	4,239	—
Stock-based compensation expense	20,870	9,584
Total adjustments	55,802	18,348
Total segment profitability	$(4,304)	$(3,206)
Three Months Ended March 31, 2020 and 2019
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$118,457	$104,174	$14,283	13.7%
Alternative Credential Segment	57,022	18,060	38,962	215.7
Total revenue	$175,479	$122,234	$53,245	43.6%

Segment profitability
Graduate Program Segment	$6,460	$710	$5,750	**
Alternative Credential Segment	(10,764)	(3,916)	(6,848)	174.9
Total segment profitability	$(4,304)	$(3,206)	$(1,098)	34.2%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended March 31, 2020 and 2019.
**    Not meaningful for comparative purposes.
Graduate Program Segment profitability increased $5.8 million to $6.5 million as compared to $0.7 million in 2019. This increase resulted from revenue growth of $14.3 million and ongoing cost management of our marketing, admissions and content development activities within this segment. Additionally, our expenses were impacted by reduced travel and related costs, as well as lower marketing rates due to the impact of the COVID-19 pandemic.
Alternative Credential Segment profitability decreased $6.8 million, or 174.9%, to $(10.8) million as compared to $(3.9) million in 2019. This decrease was primarily due to the addition of Trilogy’s results of operations since the acquisition date.
Liquidity and Capital Resources
As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $138.2 million, which were held for working capital and general corporate purposes.
On April 23, 2020, we issued convertible senior notes due 2025 (the “Notes”) in an aggregate principal amount of $330 million in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933. We also granted the initial purchasers of the Notes an option to purchase up to an additional $50 million aggregate principal amount of the Notes at any time until May 5, 2020. The notes bear interest at a rate of 2.25% per year, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the notes are convertible only upon satisfaction of certain conditions. In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $43.9 million. The capped call transactions are expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes. If the initial purchasers of the Notes exercise their option to purchase additional Notes, we expect to use a portion of the net proceeds from the sale of the additional notes to enter into additional capped call transactions.
  On April 23, 2020, we repaid our $250 million Term Loan in full (including interest and prepayment premium) and terminated our credit agreement with Owl Rock Capital Corporation. In connection with the extinguishment of the Term Loan, we expect to recognize a charge of approximately $12 million in the second quarter of 2020.
To date, we have financed our operations primarily through payments from university clients and students for our technology and services, the Term Loan, the Notes, and public and private equity financings. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, particularly from accounts receivable, adjusted for non-cash expense items such as amortization and depreciation expense and stock-based compensation expense.
Cash used in operating activities for the three months ended March 31, 2020 consisted primarily of our net loss of $60.1 million, adjusted for non-cash items including $23.5 million of depreciation and amortization expense, $20.9 million of stock-based compensation expense, and $3.6 million of reductions in the carrying amounts of our right-of-use assets. The net change in operating assets and liabilities of $1.6 million was favorable to cash flows from operations primarily due to a $23.4 million increase in accounts payable and accrued expenses and a $21.7 million increase in deferred revenue. Typically, the first quarter tends to end with a seasonally high accounts receivable balance due to the timing of the academic calendar. Accounts receivable was $75.4 million at the end of the quarter, up $41.8 million from the end of 2019. Approximately 86% of the receivables are current, and we have confidence in the credit worthiness of our partners and students despite economic impacts from the COVID-19 pandemic.
Cash used in operating activities for the three months ended March 31, 2019 consisted primarily of our net loss of $21.6 million, adjusted for non-cash items including $9.7 million of depreciation and amortization expense, $9.6 million of stock-based compensation expense, and $2.6 million of reductions in the carrying amounts of our right-of-use-assets. The net change in operating assets and liabilities of $32.9 million was unfavorable to cash flows from operations primarily due to a $37.5 million increase in accounts receivable due to the typical timing of the academic calendar and delays in collections from certain university clients, a $10.6 million increase in payments to university clients, a $10.5 million increase in prepaid expenses and other assets and a $6.8 million decrease in accrued compensation and related benefits, partially offset by favorable changes in accounts payable and accrued expenses of $17.5 million and deferred revenue of $16.2 million.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2020 was $19.1 million, consisting primarily of $15.8 million of additions of amortizable intangible assets and $2.4 million of purchases of property, plant and equipment.
Cash provided by investing activities for the three months ended March 31, 2019 was $6.0 million, consisting primarily of a $25.0 million maturity of a certificate of deposit, partially offset by $13.6 million of additions of amortizable intangible assets, $3.2 million of purchases of property, plant and equipment and $2.5 million related to the purchase of an equity interest in an education technology company.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2020 was $2.5 million, consisting primarily of the payment of debt issuance costs in connection with the February 2020 amendment of our Term Loan.
Cash provided by financing activities for the three months ended March 31, 2019 was $0.6 million, consisting primarily of $1.9 million of proceeds received from the exercise of stock options, partially offset by $1.3 million of deferred payments made for the acquisitions of amortizable intangible assets.
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
Accounts Receivable, Contract Assets and Liabilities
Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on our condensed consolidated balance sheets. Included in accounts receivable, net are trade accounts receivable, which are comprised of billed and unbilled revenue. Accounts receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers.
The Company’s estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We recognize unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in our Graduate Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. Unbilled accounts receivable is recognized in the Alternative Credential Segment once the presentation period commences for amounts to be invoiced to students under installment plans that are paid over the same presentation period. Our unbilled revenue represents contract assets.
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
Other than the reporting unit impaired in the third quarter of 2019, we had no reporting units whose estimated fair value exceeded their carrying value by less than 10% as of October 1, 2019, the date of our annual goodwill impairment assessment. It is possible that future changes in our circumstances, including a potential impact from COVID-19, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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
The following table presents the full course equivalent enrollments and average revenue per full course equivalent enrollment in our Graduate Program Segment and Alternative Credential Segment for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Graduate Program Segment
Full course equivalent enrollments	45,734	39,512
Average revenue per full course equivalent enrollment	$2,590	$2,637
Alternative Credential Segment*
Full course equivalent enrollments	15,141	9,128
Average revenue per full course equivalent enrollment	$3,766	$1,979

*	Trilogy’s results of operations are included in our results of operations since the acquisition date.
Of the increase in full course equivalent enrollments in our Graduate Program Segment for the three months ended March 31, 2020 and 2019, 2,880 or 46.3% and 3,511 or 36.0%, respectively, were attributable to degree programs launched during the preceding 12 months. Of the increase in full course equivalent enrollments in our Alternative Credential Segment for the three months ended March 31, 2020 and 2019, 3,052 or 50.8% and 2,343 or 75.0%, respectively, were attributable to offerings launched during the preceding 12 months.
Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, impairment charges, and stock-based compensation expense.
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

•	adjusted EBITDA (loss) does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA (loss) does not reflect the impact of changes in foreign currency exchange rates;

•	adjusted EBITDA (loss) does not reflect acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations;

•	adjusted EBITDA (loss) does not reflect transaction costs, integration costs, restructuring-related costs, impairment charges, or stockholder activism costs;

•	adjusted EBITDA (loss) does not reflect the impact of deferred revenue fair value adjustments;

•	adjusted EBITDA (loss) does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA (loss) does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA (loss) alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(60,106)	$(21,554)
Adjustments:
Interest expense (income), net	4,980	(2,294)
Foreign currency loss	2,271	370
Income tax benefit	(1,055)	(941)
Depreciation and amortization expense	23,485	9,698
Transaction and integration costs	724	1,931
Restructuring-related costs	288	—
Stockholder activism costs	4,239	—
Stock-based compensation expense	20,870	9,584
Total adjustments	55,802	18,348
Adjusted EBITDA (loss)	$(4,304)	$(3,206)

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
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
For the three months ended March 31, 2020 and 2019, our foreign currency translation adjustment was a loss of $16.1 million and a loss of $0.4 million, respectively. For the three months ended March 31, 2020 and 2019, we recognized foreign currency exchange losses of $2.3 million and $0.4 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended March 31, 2020 was 11% and 9% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended March 31, 2019 was 13% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2020.
We are in the process of evaluating the existing controls and procedures of Trilogy and integrating Trilogy into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the acquisition is completed, we excluded Trilogy from our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020. As of March 31, 2020, the assets acquired in the Trilogy acquisition constituted approximately 5.0% of the Company’s consolidated assets, and revenues attributable to the Trilogy acquisition represent 20.2% of the Company’s revenues for the three-month period ended March 31, 2020.
Changes in Internal Control Over Financial Reporting
Other than the change in our internal control over financial reporting as a result of the acquisition of Trilogy, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of assessing and integrating Trilogy’s internal control over financial reporting with our existing internal control over financial reporting.

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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against us, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, our former CFO, in the United States District Court for the Southern District of New York. The district court transferred the cases to the United States District Court for the District of Maryland, and the docket numbers are now 8:19-cv-3455 (D. MD) and 8:20-cv-1006 (D. MD).

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

Stockholder Derivative Suit

On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of our company and against Christopher J. Paucek, our CEO, Catherine A. Graham, our former CFO, and our board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360.  The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 based upon allegedly false and misleading statements regarding our company’s business prospects and financial projections.  Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.

Item 1A.            Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, certain risks to our business from the impact of the COVID-19 pandemic and the issuance of our 2.75% convertible senior notes due 2025 (the “notes”) and the use of proceeds thereof are set forth below.
The recent global coronavirus outbreak could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could cause disruptions and severely impact our business, including, but not limited to:

•	causing one or more of our clients to file for bankruptcy protection or shut down;

•
reducing student demand for our degree programs, short courses and boot camps, whether due to funding constraints related to loss of employment or lack of interest in pursuing education during a period of uncertainty;

•	impacting current and prospective clients’ desire to launch new educational offerings with us;

•	negatively impacting collections of accounts receivable;

•	negatively impacting our ability to facilitate in-program placements for students in clinical graduate programs; and

•	harming our business, results of operations and financial condition.
We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts.
Our continued access to sources of liquidity also depend on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. We do not currently have a revolving credit facility, and have no near-term plans to enter into one. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants, which could restrict our business operations.
The outbreak also presents challenges as our entire workforce is currently working remotely and shifting to assisting new and existing customers and their students who are also generally working remotely. We also transitioned our on-campus boot camp offerings to online, which could result in interruptions or disruptions in boot camp delivery. All of this could affect the anticipated launch dates of, and demand for, our degree programs, short courses and boot camps.
The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those related to disruption or failures of our platform and the adoption by colleges and universities of online delivery of their educational offerings.
It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our indebtedness.
As of March 31, 2020, after giving effect to the issuance of the notes and the use of proceeds thereof, we would have had approximately $334.5 million of indebtedness on a consolidated basis, and approximately $384.5 million of indebtedness on a consolidated basis if the initial purchasers of the notes exercise in full their option to purchase additional notes.
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
In addition, the indenture governing our notes contains, and the agreements governing indebtedness we may incur in the future may contain, affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Despite current indebtedness levels, we may still incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.
We may incur significant additional indebtedness in the future under the agreements governing our indebtedness. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, and while any future indebtedness may contain restrictions on the incurrence of additional indebtedness, these restrictions may be subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with those restrictions could be substantial. Additionally, these restrictions could permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness.
Furthermore, any future indebtedness may prohibit or otherwise restrict us from making any cash payments on the conversion or repurchase of the notes. Our failure to make cash payments upon the conversion or repurchase of the notes as required under the terms of the notes would permit holders of the notes to accelerate our obligations under the notes. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with such covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.
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
If we are unable to generate sufficient cash from operating activities or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or amounts paid in cash upon conversion of notes, or if we fail to comply with the various covenants in the instruments governing our indebtedness and we are unable to obtain waivers from the required lenders or noteholders, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. As a result, we could be forced into bankruptcy or liquidation.
We may be unable to raise the funds necessary to repurchase the notes for cash following a “fundamental change,” or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion.
Holders of the notes may, subject to a certain exceptions, require us to repurchase their notes following a “fundamental change” (as defined in the indenture governing the notes) at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the notes. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the notes.
Conversion of the notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon any conversion of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions. The anticipated conversion of the notes into shares of our common stock could also depress the price of our common stock.
Provisions in the indenture governing the notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the notes and the indenture governing the notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the indenture governing the notes), then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture governing the notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the indenture governing the notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value attributed to the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our reported or future financial results or the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares of common stock issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the FASB recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
The capped call transactions may affect the value of our common stock.
In connection with the notes, we entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time (and are likely to do so following any conversion of the notes, any repurchase of the notes by us on any fundamental change repurchase date, any redemption date or any other date on which the notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
In addition, if any such capped call transactions are terminated for any reason, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.
Furthermore, the option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of a number of financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.                     Defaults Upon Senior Securities
None.
Item 4.                     Mine Safety Disclosures
None.
Item 5.                     Other Information
None.

Item 6.                     Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

4.1	Indenture, dated as of April 23, 2020, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	April 27, 2020

4.2	Form of 2.25% Convertible Senior Note due May 1, 2025 (included as Exhibit A to Exhibit 4.1).	8-K	001-36376	4.2	April 27, 2020

10.1	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	April 27, 2020

10.2	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	April 27, 2020

10.3	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	April 27, 2020

10.4†	First Amendment to the 2U, Inc. Severance Pay and Change in Control Plan.	10.4				X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

April 30, 2020	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

April 30, 2020	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer