Form 10-Q
period 2020-06-30
2U, Inc.
filed 2020-07-31
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 28, 2020, there were 64,403,712 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•trends in the higher education market and the market for online education, and expectations for growth in those markets;
•the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;
•the impact of competition on our industry and innovations by competitors;
•our ability to comply with evolving regulations and legal obligations related to data privacy, data protection and information security;
•our expectations about the potential benefits of our cloud-based software-as-a-service technology and technology-enabled services to university clients and students;
•our dependence on third parties to provide certain technological services or components used in our platform;
•our expectations about the predictability, visibility and recurring nature of our business model;
•our ability to meet the anticipated launch dates of our degree programs, short courses and boot camps;
•our ability to acquire new university clients and expand our degree programs, short courses and boot camps with existing university clients;
•our ability to successfully integrate the operations of our acquisitions, including Trilogy, to achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;
•our ability to refinance our indebtedness on attractive terms, if at all, to better align with our focus on profitability;
•our ability to service our substantial indebtedness and comply with the covenants and conversion obligations contained in the Indenture (as defined below) governing our convertible senior notes and the Credit Agreement (as defined below) governing our revolving credit facility;
•our ability to generate sufficient future operating cash flows from recent acquisitions to ensure related goodwill is not impaired;
•our ability to execute our growth strategy in the international, undergraduate and non-degree alternative markets;
•our ability to continue to recruit prospective students for our offerings;
•our ability to maintain or increase student retention rates in our degree programs;
•our ability to attract, hire and retain qualified employees;
•our expectations about the scalability of our cloud-based platform;
•potential changes in regulations applicable to us or our university clients;
•our expectations regarding the amount of time our cash balances and other available financial resources will be sufficient to fund our operations;
•the impact and cost of stockholder activism;

•the impact of any natural disasters or public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic;
•our expectations regarding the effect of the capped call transactions and regarding actions of the option counterparties and/or their respective affiliates; and
•other factors beyond our control.
        You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended and supplemented by Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$194,803	$170,593
Restricted cash	18,228	19,276
Accounts receivable, net	71,580	33,655
Prepaid expenses and other assets	40,378	37,424
Total current assets	324,989	260,948
Property and equipment, net	55,066	57,643
Right-of-use assets	49,813	43,401
Goodwill	406,340	418,350
Amortizable intangible assets, net	320,559	333,075
University payments and other assets, non-current	75,793	73,413
Total assets	$1,232,560	$1,186,830
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$84,541	$65,381
Accrued compensation and related benefits	29,090	21,885
Deferred revenue	77,071	48,833
Lease liability	8,484	7,320
Other current liabilities	13,785	12,535
Total current liabilities	212,971	155,954
Long-term debt	263,129	246,620
Deferred tax liabilities, net	2,424	5,133
Lease liability, non-current	73,592	66,974
Other liabilities, non-current	1,073	899
Total liabilities	553,189	475,580
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,300,599 shares issued and outstanding as of June 30, 2020; 63,569,109 shares issued and outstanding as of December 31, 2019	64	63
Additional paid-in capital	1,306,483	1,197,379
Accumulated deficit	(605,661)	(479,388)
Accumulated other comprehensive loss	(21,515)	(6,804)
Total stockholders’ equity	679,371	711,250
Total liabilities and stockholders’ equity	$1,232,560	$1,186,830

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$182,687	$135,461	$358,166	$257,695
Costs and expenses
Curriculum and teaching	26,256	13,308	46,734	20,009
Servicing and support	30,294	23,993	60,827	44,167
Technology and content development	37,307	26,043	72,817	45,837
Marketing and sales	98,341	89,749	197,556	166,710
General and administrative	39,554	28,408	83,207	51,431
Total costs and expenses	231,752	181,501	461,141	328,154
Loss from operations	(49,065)	(46,040)	(102,975)	(70,459)
Interest income	154	1,814	667	4,163
Interest expense	(6,518)	(2,424)	(12,011)	(2,479)
Loss on debt extinguishment	(11,671)	—	(11,671)	—
Other income (expense), net	570	(13)	(1,701)	(383)
Loss before income taxes	(66,530)	(46,663)	(127,691)	(69,158)
Income tax benefit	363	18,691	1,418	19,632
Net loss	$(66,167)	$(27,972)	$(126,273)	$(49,526)
Net loss per share, basic and diluted	$(1.03)	$(0.46)	$(1.98)	$(0.83)
Weighted-average shares of common stock outstanding, basic and diluted	64,075,405	60,516,662	63,850,869	59,334,246
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	1,404	2,243	(14,711)	1,871
Comprehensive loss	$(64,763)	$(25,729)	$(140,984)	$(47,655)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	63,569,109	$63	$1,197,379	$(479,388)	$(6,804)	$711,250
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	96,683	1	(1)	—	—	—
Exercise of stock options	37,275	—	384	—	—	384
Stock-based compensation expense	—	—	20,870	—	—	20,870
Net loss	—	—	—	(60,106)	—	(60,106)
Foreign currency translation adjustment	—	—	—	—	(16,115)	(16,115)
Balance, March 31, 2020	63,703,067	$64	$1,218,632	$(539,494)	$(22,919)	$656,283
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	355,506	—	(463)	—	—	(463)
Exercise of stock options	158,453	—	1,441	—	—	1,441
Issuance of common stock in connection with employee stock purchase plan	83,573	—	1,771	—	—	1,771
Equity component of convertible senior notes, net of issuance costs	—	—	114,551	—	—	114,551
Purchases of capped calls in connection with convertible senior notes	—	—	(50,540)	—	—	(50,540)
Stock-based compensation expense	—	—	21,091	—	—	21,091
Net loss	—	—	—	(66,167)	—	(66,167)
Foreign currency translation adjustment	—	—	—	—	1,404	1,404
Balance, June 30, 2020	64,300,599	$64	$1,306,483	$(605,661)	$(21,515)	$679,371

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	57,968,493	$58	$957,631	$(244,166)	$(8,514)	$705,009
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	9,319	—	—	—	—	—
Exercise of stock options	211,506	—	1,928	—	—	1,928
Stock-based compensation expense	—	—	9,584	—	—	9,584
Net loss	—	—	—	(21,554)	—	(21,554)
Foreign currency translation adjustment	—	—	—	—	(372)	(372)
Balance, March 31, 2019	58,189,318	$58	$969,143	$(265,720)	$(8,886)	$694,595
Issuance of common stock in connection with business combination, net of offering costs	4,608,101	5	184,317	—	—	184,322
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	348,418	—	(2,558)	—	—	(2,558)
Exercise of stock options	85,539	—	452	—	—	452
Stock-based compensation expense	—	—	9,967	—	—	9,967
Net loss	—	—	—	(27,972)	—	(27,972)
Foreign currency translation adjustment	—	—	—	—	2,243	2,243
Balance, June 30, 2019	63,231,376	$63	$1,161,321	$(293,692)	$(6,643)	$861,049

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(126,273)	$(49,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	5,675	520
Depreciation and amortization expense	47,470	24,351
Stock-based compensation expense	41,961	19,551
Non-cash lease expense	7,299	5,264
Provision for credit losses	1,267	993
Loss on debt extinguishment	11,671	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(39,521)	(25,548)
Payments to university clients	4,354	(20,060)
Prepaid expenses and other assets	(8,774)	(8,796)
Accounts payable and accrued expenses	19,606	18,081
Accrued compensation and related benefits	7,383	(5,964)
Deferred revenue	28,843	15,849
Other liabilities, net	(9,299)	(23,056)
Other	1,694	392
Net cash used in operating activities	(6,644)	(47,949)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(949)	(387,815)
Additions of amortizable intangible assets	(32,497)	(32,430)
Purchases of property and equipment	(4,254)	(8,135)
Purchase of investments	—	(5,000)
Proceeds from maturities of investments	—	25,000
Advances made to university clients	—	(100)
Advances repaid by university clients	275	200
Net cash used in investing activities	(37,425)	(408,280)
Cash flows from financing activities
Proceeds from debt	371,708	243,726
Payments on debt	(250,409)	—
Payment of debt issuance costs	(3,419)	(1,953)
Purchases of capped calls in connection with issuance of convertible senior notes	(50,540)	—
Prepayment premium on extinguishment of senior secured term loan facility	(2,528)	—
Proceeds from exercise of stock options	1,825	2,380
Tax withholding payments associated with settlement of restricted stock units	(464)	(2,558)
Proceeds from employee stock purchase plan share purchases	1,771	—
Payments for acquisition of amortizable intangible assets	—	(1,283)
Net cash provided by financing activities	67,944	240,312
Effect of exchange rate changes on cash	(713)	(371)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,162	(216,288)
Cash, cash equivalents and restricted cash, beginning of period	189,869	449,772
Cash, cash equivalents and restricted cash, end of period	$213,031	$233,484
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization
        2U, Inc. (together with its subsidiaries, the “Company”) is a leading provider of education technology for nonprofit colleges and universities. The Company builds, delivers, and supports more than 435 digital and in-person educational offerings, including graduate and undergraduate degrees, professional certificates, boot camps, and short courses, across the Career Curriculum Continuum.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
        The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2020 and 2019 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated in consolidation.
        The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
Use of Estimates
        The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions are inherent in the analysis and the measurement of provisions for credit losses, acquired intangible assets, the recoverability of goodwill and deferred tax assets. Due to the inherent uncertainty involved in making estimates, particularly in light of the COVID-19 pandemic, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
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
The following table presents the change in provision for credit losses on the Company’s consolidated balance sheets for the period indicated:

Provision for Credit Losses
(in thousands)
Balance as of January 1, 2020	$1,330
Current period provision	1,267
Amounts written off	(46)
Balance as of June 30, 2020	$2,551
Deferred revenue represents the excess of amounts billed or received as compared to amounts recognized in revenue on the Company’s condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s condensed consolidated balance sheets. The Company generally receives payments from Graduate Program Segment university clients early in each academic term and from Alternative Credential Segment students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until the Company’s obligations are otherwise met, at which time revenue is recognized.
Convertible Senior Notes
In April 2020, the Company issued 2.25% convertible senior notes due May 1, 2025 (the “Notes”) in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private offering. Refer to Note 8 for more information regarding the Notes.
The Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Pursuant to ASC 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, to ease the potential accounting and financial reporting burden associated with the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU may be applied as of the beginning of any interim period that includes its effective date (i.e., March 12, 2020) through

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2. Significant Accounting Policies (Continued)
December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements or related disclosures.
        In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU No. 2020-01 was issued to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or discontinuing the equity method of accounting. The update regarding forward contracts and purchased options is not applicable as the Company does not have any forward contracts or purchased options. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.
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
        In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU No. 2019-04 provides corrections, updates and clarifications to the previously issued updates of ASU No. 2016-01, ASU No. 2016-13 and ASU No. 2017-12. Various areas of the ASC were impacted by the update. This standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. The Company adopted the amendments related to ASU Nos. 2016-01 and 2016-13 on January 1, 2020 under the modified retrospective transition method, with the exception of the amendments related to equity securities without readily determinable fair values for which an entity elects the measurement alternative, which have been adopted prospectively. Adoption of these amendments did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures. Refer below for further discussion of ASU No. 2016-13. The amendments to ASU No. 2017-12 are not applicable to the Company.
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
(unaudited)

3. Business Combination (Continued)
restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of Trilogy. These awards were issued pursuant to the Company’s 2014 Equity Incentive Plan, are subject to future service requirements and will primarily vest over an 18-month period. In addition, a portion of the purchase price held in escrow was recognized as compensation expense in the third quarter of 2019 as the service requirements of certain key employees was determined to be fulfilled. The net assets and results of operations of Trilogy are included on the Company’s condensed consolidated financial statements within the Alternative Credential Segment as of May 22, 2019.
        The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the date indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the three and six months ended June 30, 2019, as if the acquisition of Trilogy had occurred on January 1, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands, except per share amounts)
Pro forma revenue	$157,865	$311,174
Pro forma net loss	(52,805)	(110,169)
Pro forma net loss per share, basic and diluted	$(0.87)	$(1.86)

4.  Goodwill and Amortizable Intangible Assets
        The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s condensed consolidated balance sheets for the periods indicated.

	Graduate Program Segment	Alternative Credential Segment	Total
	(in thousands)
Balance as of December 31, 2019	$—	$418,350	$418,350
Foreign currency translation adjustments	—	(12,010)	(12,010)
Balance as of June 30, 2020	$—	$406,340	$406,340
        The carrying amount of goodwill in the Alternative Credential Segment included accumulated impairment charges of $70.4 million as of both June 30, 2020 and December 31, 2019.
        The following table presents the components of amortizable intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		June 30, 2020			December 31, 2019
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3-5	$153,588	$(57,710)	$95,878	$142,712	$(41,106)	$101,606
Capitalized content development	4-5	187,936	(70,492)	117,444	167,758	(54,736)	113,022
University client relationships	9-10	105,810	(16,570)	89,240	110,344	(12,419)	97,925
Trade names and domain names	5-10	25,315	(7,318)	17,997	26,462	(5,940)	20,522
Total amortizable intangible assets, net		$472,649	$(152,090)	$320,559	$447,276	$(114,201)	$333,075

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.  Goodwill and Amortizable Intangible Assets (Continued)
        The amounts presented in the table above include $29.5 million and $30.7 million of in process capitalized technology and content development as of June 30, 2020 and December 31, 2019, respectively.
        The Company recorded amortization expense related to amortizable intangible assets of $20.8 million and $11.9 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded amortization expense related to amortizable intangible assets of $41.0 million and $18.9 million for the six months ended June 30, 2020 and 2019, respectively.
        The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of June 30, 2020.

Future Amortization Expense
(in thousands)
Remainder of 2020	$40,377
2021	76,013
2022	60,367
2023	42,876
2024	25,533
Thereafter	45,933
Total	$291,099

5. Accrued Expenses
        The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued university and instructional staff compensation	$21,402	$23,419
Accrued marketing costs	26,900	22,055
Accrued transaction, integration and restructuring-related costs*	1,894	4,459
Accounts payable and other accrued expenses	34,345	15,448
Total accounts payable and accrued expenses	$84,541	$65,381

*As of June 30, 2020 and December 31, 2019, accrued transaction, integration and restructuring-related costs included zero and $0.5 million, respectively, related to an employee termination benefits reserve for organizational restructuring.
        For the three and six months ended June 30, 2020 and 2019, expense related to the Company’s marketing and advertising efforts of its own brand were not material.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Most significantly, under the Coronavirus Aid, Relief, and Economic Security Act, which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 2020 through December 31, 2020. The Company currently estimates the amount of payroll taxes subject to deferred payment is approximately $3.9 million, which has been reflected within accrued compensation and related benefits on the Company’s condensed consolidated balance sheet as of June 30, 2020.

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
 In re 2U, Inc., Securities Class Action
        On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(A)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s Board of Directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. The deadline for the defendants to file a motion to dismiss is September 29, 2020.
        The Company believes that the claims are without merit and it intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Stockholder Derivative Suit

        On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Commitments and Contingencies (Continued)
Future Minimum Payments to University Clients
        Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of June 30, 2020, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Company has entered into an agreement to make an investment in an education technology company with $5.0 million outstanding, upon demand by the investee.
7. Leases
        The Company leases facilities under non-cancellable operating leases primarily in the United States, South Africa, the United Kingdom and Canada. The Company’s operating leases have remaining lease terms of between one to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancellable lease terms. The future lease payments due under non-cancellable operating lease arrangements contain fixed rent increases over the term of the lease. The Company also leases office equipment under non-cancellable leases. The Company did not have any subleases as of June 30, 2020.
        The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$3,721	$2,714	$7,341	$5,336
Short-term lease expense	121	154	234	390
Variable lease expense	1,211	1,091	2,671	2,005
Total lease expense	$5,053	$3,959	$10,246	$7,731

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Leases (Continued)
        As of June 30, 2020, for the Company’s operating leases, the weighted-average remaining lease term was 7.6 years and the weighted-average discount rate was 11.8%. For the six months ended June 30, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $8.3 million and $5.9 million, respectively.
        The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated.

June 30, 2020
(in thousands)
Remainder of 2020	$8,834
2021	17,088
2022	16,354
2023	16,063
2024	15,603
Thereafter	52,166
Total lease payments	126,108
Less: imputed interest	(44,032)
Total lease liability	$82,076
        As of June 30, 2020, the Company has additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $66.3 million. These operating leases will commence during fiscal years 2020 through 2021, with lease terms of between four to 12 years.
8. Debt
        The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
Convertible senior notes	$380,000	$—
Senior secured term loan facility	—	250,000
Deferred government grant obligations	3,500	3,500
Other borrowings	1,798	998
Less: unamortized debt issuance costs	(121,557)	(7,238)
Total debt	263,741	247,260
Less: current portion of long-term debt	(612)	(640)
Total long-term debt	$263,129	$246,620

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8.  Debt (Continued)
        The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the convertible senior notes, which had an estimated fair value of $565.7 million as of June 30, 2020. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
Convertible Senior Notes
In April 2020, the Company issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The net proceeds from the offering of the Notes were approximately $369.6 million after deducting the initial purchasers’ discounts, commissions and offering expenses payable by the Company.
        The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The interest expense related to the Notes for each of the three- and six-month periods ended June 30, 2020, including amortization of the debt discount and debt issuance costs, was $5.0 million. The associated effective interest rate of the Notes for each of the three- and six-month periods ended June 30, 2020 was approximately 10.3%.
        The Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s senior unsecured indebtedness, senior in right of payment to the Company’s indebtedness that is expressly subordinated to the Notes, effectively subordinated to the Company’s senior secured indebtedness (including the Loans (as defined below)), to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 10.3%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option, excluding debt issuance costs, was $117.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate over the contractual term of the Notes.
Holders may convert their Notes at their option in the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock, as provided in the Indenture;
•if the Company calls such Notes for redemption; and
•at any time from, and including, November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.
        The initial conversion rate for the Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8.  Debt (Continued)
conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time.
        In addition, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.
        The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 5, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if such Note is converted after it is called for redemption. No sinking fund is provided for the Notes.
In connection with the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $44.34 per share. The cost of the Capped Call Transactions was approximately $50.5 million.
        In April 2020, the Company used a portion of the proceeds from the sale of the Notes to repay in full all amounts outstanding, and discharge all obligations in respect of, the Term Loan (as defined below). The Company intends to use the remaining net proceeds from the sale of the Notes for working capital or other general corporate purposes, which may include capital expenditures, potential acquisitions and strategic transactions.
Credit Agreement
On June 25, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provides for $50 million in revolving loans (the “Loans”). The Credit Agreement allows for incremental borrowings from time to time in an aggregate amount for all such incremental amounts not to exceed (i) the lesser of (x) $50 million and (y) an amount such that the aggregate principal amount of the lenders’ commitments under the revolving credit facility does not exceed $100 million, plus (ii) certain specified prepayments of indebtedness, plus (iii) an unlimited amount subject to satisfaction of a leverage ratio based compliance test.

The Loans mature on December 26, 2023 and bear interest, at the Company’s option, at variable rates based on (i) a customary base rate plus an applicable margin of 2.75% or (ii) an adjusted LIBOR rate (with a floor of 0.00%) for the interest period relevant to such borrowing plus an applicable margin of 3.75%.

The Credit Agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make investments and acquisitions, pay dividends, repurchase equity interests in the Company and enter into affiliate transactions and asset sales. The Credit Agreement also contains financial covenants that require the Company to (i) maintain minimum liquidity and minimum consolidated EBITDA (as defined in the Credit Agreement) through the Company’s fiscal quarter ending on December 31, 2021 and (ii) not exceed certain maximum leverage and fixed charge ratios for any period of four consecutive fiscal quarters ending after (but not including) December 31, 2021 through the maturity date.

As of June 30, 2020, the Company’s borrowing capacity was $50.0 million and no amounts were outstanding under the Credit Agreement.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8.  Debt (Continued)
Senior Secured Term Loan Facility
The Company had a credit agreement with Owl Rock Capital Corporation, as administrative agent and collateral agent, and certain other lenders party thereto that provided for a $250 million senior secured term loan facility (the “Term Loan”). On April 23, 2020, the Company repaid its $250 million Term Loan in full, plus accrued interest of $1.3 million. In addition, the Company recognized a loss on debt extinguishment of $11.7 million, consisting of a write-off of previously capitalized deferred financing costs of $9.2 million and a prepayment premium of $2.5 million, and terminated the credit agreement with Owl Rock Capital Corporation.
Deferred Government Grant Obligations
        The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County has a maturity date of June 22, 2027. On July 1, 2020, the Company amended its conditional loan agreement with Prince George’s County to extennd the date on which the Company must comply with the employment level thresholds. The interest expense related to these loans for the three and six months ended June 30, 2020 and 2019 was immaterial. As of June 30, 2020 and December 31, 2019, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.3 million and $0.3 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Income Taxes
        The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three and six months ended June 30, 2020 and 2019 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
        The Company’s effective tax rate was approximately 1% and 40% for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was approximately 1% and 28% for the six months ended June 30, 2020 and 2019, respectively. The Company’s tax benefit of $1.4 million for the six months ended June 30, 2020 related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. The Company’s tax benefit of $19.6 million for the six months ended June 30, 2019 related to the reversal of its tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. The Company expects to continue to recognize a tax benefit in the future for the Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10. Stockholders’ Equity
Common Stock
        As of June 30, 2020, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2020, there were 64,300,599 shares of common stock outstanding, and the Company had reserved a total of 26,638,801 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	3,534,193
Outstanding performance restricted stock units	1,831,648
Outstanding stock options	4,132,718
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	26,638,801
Stock-Based Compensation
        The Company maintains two stock-based compensation plans: the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan” and together with the 2014 Plan, the “Stock Plans”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards. The shares available for future issuance under the 2014 Plan increased by 3,175,011 and 2,896,365 on January 1, 2020 and 2019, respectively, pursuant to the automatic share reserve increase provision in the 2014 Plan.
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the six months ended June 30, 2020, an aggregate of 83,573 shares of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares was $1.8 million. As of June 30, 2020, 729,391 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Stockholders’ Equity (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Curriculum and teaching	$58	$5	$191	$8
Servicing and support	3,642	1,834	7,570	3,503
Technology and content development	2,936	1,648	6,105	3,504
Marketing and sales	1,853	1,487	5,086	2,743
General and administrative	12,602	4,993	23,009	9,793
Total stock-based compensation expense	$21,091	$9,967	$41,961	$19,551

Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to employees and certain non-employees. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2019	2,281,142	$40.49
Granted	1,865,348	20.11
Vested	(476,317)	52.61
Forfeited	(135,980)	32.13
Outstanding balance as of June 30, 2020	3,534,193	$28.42

Performance Restricted Stock Units
The 2014 Plan provides for the issuance of performance restricted stock units (“PRSUs”) to employees and certain non-employees. PRSUs generally include both service conditions and market conditions related to total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The following table presents a summary of the Company’s PRSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2019	1,413,773	$28.12
Granted	653,879	22.46
Vested	(444)	64.51
Forfeited	(235,560)	52.91
Outstanding balance as of June 30, 2020	1,831,648	$22.90

Stock Options
The Stock Plans provide for the issuance of stock options to employees and certain non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over four years. The following table presents a summary of the Company’s stock option activity for the period indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Stockholders’ Equity (Continued)

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance as of December 31, 2019	4,373,895	$34.24	5.88	$28,736
Granted	8,597	19.61
Exercised	(195,728)	9.32
Forfeited	(22,294)	57.38
Expired	(31,752)	41.11
Outstanding balance as of June 30, 2020	4,132,718	35.22	5.54	58,683
Exercisable as of June 30, 2020	3,162,499	$25.87	4.72	$57,663
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $11.48 and $32.71 per share, respectively.
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $4.4 million and $13.2 million, respectively.
The total unrecognized compensation cost related to the unvested stock options as of June 30, 2020 was $26.5 million and will be recognized over a weighted-average period of approximately 2.60 years.
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

	Three and Six Months Ended June 30,
	2020	2019
Stock options	4,132,718	4,325,728
Restricted stock units	3,534,193	1,208,112
Performance restricted stock units	1,831,648	199,636
Shares related to convertible senior notes	3,432,837	—
Total antidilutive securities	12,931,396	5,733,476
        The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (in thousands):
Net loss	$(66,167)	$(27,972)	$(126,273)	$(49,526)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	64,075,405	60,516,662	63,850,869	59,334,246
Net loss per share, basic and diluted	$(1.03)	$(0.46)	$(1.98)	$(0.83)

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Graduate Program Segment
        For the three months ended June 30, 2020, one university client accounted for 10% or more of the Company’s consolidated revenue, contributing $18.8 million, or approximately 10% of the Company’s consolidated revenue. For the three months ended June 30, 2019, one university client accounted for 10% or more of the Company’s consolidated revenue, contributing $21.2 million, or approximately 16 % of the Company’s consolidated revenue.
For the six months ended June 30, 2020, one university client accounted for 10% or more of the Company’s consolidated revenue, contributing $36.3 million, or approximately 10% of the Company’s consolidated revenue. For the six months ended June 30, 2019, one university client accounted for 10% or more of the Company’s consolidated revenue, contributing $43.8 million, or approximately 17% of the Company’s consolidated revenue.
        As of June 30, 2020, one university client accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, contributing $15.2 million, or approximately 21% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2019, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, contributing $6.1 million and $4.9 million, or approximately 18% and 15% of the Company’s consolidated accounts receivable, net balance, respectively.
Alternative Credential Segment
        For the three and six months ended June 30, 2020 and 2019, there were no customers or individual university clients that had associated offerings that accounted for 10% or more of the Company’s consolidated revenue. In addition, as of June 30, 2020 and December 31, 2019, no customers had accounts receivable, net balances that accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as customers are individual students or third parties paying on their behalf, rather than university clients.
        For the three months ended June 30, 2020, offerings associated with one university client accounted for 10% or more of the segment’s revenue, contributing $9.2 million, or approximately 14% of the segment’s revenue. For the three months ended June 30, 2019, offerings associated with two university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 37% of the segment’s revenue.
For the six months ended June 30, 2020, offerings associated with one university client accounted for 10% or more of the segment’s revenue, contributing $17.1 million, or approximately 14% of the segment’s revenue. For the six months ended June 30, 2019, offerings associated with three university clients each accounted for 10% or more of the segment’s revenue, and when combined, accounted for approximately 56% of the segment’s revenue.
Segment Performance
        The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Segment and Geographic Information (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$115,685	$101,403	$234,142	$205,577
Alternative Credential Segment	67,002	34,058	124,024	52,118
Total revenue	$182,687	$135,461	$358,166	$257,695

Segment profitability**
Graduate Program Segment	$4,703	$(8,049)	$11,163	$(7,339)
Alternative Credential Segment	(6,790)	(6,926)	(17,554)	(10,842)
Total segment profitability	$(2,087)	$(14,975)	$(6,391)	$(18,181)

Segment profitability margin***
Graduate Program Segment	4.1%	(7.9)%	4.8%	(3.6)%
Alternative Credential Segment	(10.1)	(20.3)	(14.2)	(20.8)
Total segment profitability margin	(1.1)%	(11.1)%	(1.8)%	(7.0)%

*The Company has excluded immaterial amounts of intersegment revenues from the three- and six-month periods ended June 30, 2020 and 2019.
** The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.
*** The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Segment and Geographic Information (Continued)
        The following table presents a reconciliation of the Company’s net loss to total segment profitability for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(66,167)	$(27,972)	$(126,273)	$(49,526)
Adjustments:
Net interest expense (income)	6,364	610	11,344	(1,684)
Foreign currency (gain) loss	(570)	13	1,701	383
Income tax benefit	(363)	(18,691)	(1,418)	(19,632)
Depreciation and amortization expense	23,985	14,653	47,470	24,351
Deferred revenue fair value adjustment	—	3,352	—	3,352
Transaction and integration costs	359	3,093	1,083	5,024
Restructuring-related costs	196	—	484	—
Stockholder activism costs	1,347	—	5,586	—
Stock-based compensation expense	21,091	9,967	41,961	19,551
Loss on debt extinguishment	11,671	—	11,671	—
Total adjustments	64,080	12,997	119,882	31,345
Total segment profitability	$(2,087)	$(14,975)	$(6,391)	$(18,181)

        The following table presents the Company’s total assets by segment as of each of the dates indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
Total assets
Graduate Program Segment	$560,137	$507,187
Alternative Credential Segment	672,423	679,643
Total assets	$1,232,560	$1,186,830

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Segment and Geographic Information (Continued)

Trade Accounts Receivable and Contract Liabilities

        The following table presents the Company’s trade accounts receivable and contract liabilities in each segment as of each of the dates indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
Trade accounts receivable
Graduate Program Segment accounts receivable	$17,185	$3,454
Graduate Program Segment unbilled revenue	27,777	12,123
Alternative Credential Segment accounts receivable	29,158	19,408
Provision for credit losses	(2,540)	(1,330)
Total trade accounts receivable	$71,580	$33,655

Contract liabilities
Graduate Program Segment deferred revenue	$15,112	$2,210
Alternative Credential Segment deferred revenue	61,959	46,623
Total contract liabilities	$77,071	$48,833

        For the Graduate Program Segment, no revenue recognized during each of the three months ended June 30, 2020 and 2019 was included in the deferred revenue balance at the beginning of each respective year. Revenue recognized in this segment during the six months ended June 30, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $2.2 million and $2.4 million, respectively.

For the Alternative Credential Segment, revenue recognized during the three months ended June 30, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $12.2 million and zero, respectively. Revenue recognized in this segment during the six months ended June 30, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $46.6 million and $5.4 million, respectively.

Contract Acquisition Costs

        The Graduate Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within university payments and other assets, non-current on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

Geographical Information

        The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $17.2 million and $11.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company’s non-U.S. revenue was $30.0 million and $18.9 million for the six months ended June 30, 2020 and 2019, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of June 30, 2020 and December 31, 2019 totaled $1.8 million and $2.7 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13. Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $6.2 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s accrued but unpaid capital expenditures were $1.1 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, and our other filings with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Unless the context otherwise requires, all references to “we,” “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
Overview
We are a leading provider of education technology for nonprofit colleges and universities. We build, deliver, and support more than 435 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses, across the Career Curriculum Continuum. Together with our university clients, we have positively transformed the lives of more than 245,000 students.
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
COVID-19 Update
In March 2020, the World Health Organization characterized COVID-19 as a pandemic and, as of the date of this report, COVID-19 continues to spread around the world. In response to the COVID-19 pandemic, we have taken several steps to ensure the continuity of our business, to provide unique solutions to our university clients, and to ensure the health and safety of our employees in the current environment. For example, we have:
•shifted our global workforce to work-from-home arrangements other than essential personnel;
•shifted boot camp offerings and other campus-based experiences from physical classrooms to online;
•modified our course production capability into a “Studio-in-a-Box” approach, which allows faculty to record asynchronous content directly in their home or office with virtual assistance from our course designers;
•provided training to our university clients’ campus-based faculty on best practices for successful online teaching through No Back Row® PRO; and

•offered new solutions for existing and new clients, including 2UOS Essential and 2UOS Plus, which provide continuity and support for university clients to conduct classes online.
During the second quarter of 2020 we experienced increasing demand from prospective and current university clients as universities planned for the Fall 2020 academic term, which we expect to begin having an impact on our results of operations in 2021. For example, we recently signed agreements with Amherst College and Simmons University to transform their on-campus courses into online learning experiences beginning in the Fall 2020 academic term. We believe that COVID-19 will continue to accelerate university adoption of online education and that, over the longer term, online programs will constitute a larger portion of universities’ overall offerings.

During the second quarter of 2020 we also experienced increasing demand for our offerings from prospective students, which we expect to continue for the foreseeable future. Given the lag between enrollment and revenue in much of our portfolio, we expect this higher demand to have an increasing impact on our results of operations beginning in 2021.

While we have observed increasing demand from new and existing university clients and from prospective students during the second quarter of 2020, we cannot estimate the impact of COVID-19 on these demand trends, our business or economic conditions generally. For a discussion of additional risks related to COVID-19, see Part II, Item 1.A. “Risk Factors” below.
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
Loss on Debt Extinguishment
Loss on debt extinguishment consists of amounts recorded related to the retirement of our debt obligations.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency gains and losses.
Income Taxes
Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes. Our effective tax rate for the period is based on a mix of higher-taxed and lower-taxed jurisdictions.
Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended June 30, 2020 and 2019
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,
	2020		2019		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$182,687	100.0%	$135,461	100.0%	$47,226	34.9%
Costs and expenses
Curriculum and teaching	26,256	14.4	13,308	9.8	12,948	97.3
Servicing and support	30,294	16.6	23,993	17.7	6,301	26.3
Technology and content development	37,307	20.4	26,043	19.2	11,264	43.2
Marketing and sales	98,341	53.8	89,749	66.3	8,592	9.6
General and administrative	39,554	21.7	28,408	21.0	11,146	39.2
Total costs and expenses	231,752	126.9	181,501	134.0	50,251	27.7
Loss from operations	(49,065)	(26.9)	(46,040)	(34.0)	(3,025)	6.6
Interest income	154	0.1	1,814	1.3	(1,660)	(91.5)
Interest expense	(6,518)	(3.6)	(2,424)	(1.8)	(4,094)	168.8
Loss on debt extinguishment	(11,671)	(6.4)	—	—	(11,671)	*
Other income (expense), net	570	0.3	(13)	0.0	583	*
Loss before income taxes	(66,530)	(36.5)	(46,663)	(34.5)	(19,867)	42.6
Income tax benefit	363	0.2	18,691	13.8	(18,328)	(98.1)
Net loss	$(66,167)	(36.3)%	$(27,972)	(20.7)%	$(38,195)	136.5%

*Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended June 30, 2020 increased $47.2 million, or 34.9%, to $182.7 million as compared to $135.5 million in 2019. This increase was driven by a 14.1% increase in Graduate Program Segment revenue and a 96.7% increase in Alternative Credential Segment revenue. The increase in revenue from the Alternative Credential Segment includes incremental revenue of $24.7 million from Trilogy, which we acquired in May 2019.
Revenue from our Graduate Program Segment increased $14.3 million, or 14.1%, primarily due to growth in full course equivalent (“FCE”) enrollments of 6,962, or 17.8%, partially offset by a decrease in the average revenue per FCE enrollment, from $2,588 to $2,507. We expect to continue to see a decline in average revenue per FCE enrollment in this segment due to increasing enrollments in our undergraduate offerings.
Revenue from our Alternative Credential Segment increased $32.9 million, or 96.7%, primarily due to growth in FCE enrollments of 7,773, or 61.4%, as well as an increase in the average revenue per FCE enrollment, from $2,955 to $3,279. These increases were primarily due to the addition of 2,149 incremental FCE enrollments from Trilogy.
Curriculum and Teaching. Curriculum and teaching expense increased $13.0 million, or 97.3%, to $26.3 million as compared to $13.3 million in 2019. This increase was primarily due to a $9.6 million increase in university and instructional staff compensation expense from the addition of Trilogy boot camps. The remaining increase was primarily due to a $3.4 million increase in university and instructional staff compensation expense from short courses.
Servicing and Support. Servicing and support expense increased $6.3 million, or 26.3%, to $30.3 million as compared to $24.0 million in 2019. This increase was primarily due to a $4.3 million increase in personnel and personnel-related expense to serve a greater number of students and faculty. The remaining increase was primarily due to a $3.9 million addition of servicing and support expense from Trilogy boot camps. These increases were partially offset by a $2.2 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Technology and Content Development. Technology and content development expense increased $11.3 million, or 43.2%, to $37.3 million as compared to $26.0 million in 2019. This increase was primarily due to a $6.5 million addition of technology and content development expense from Trilogy boot camps. The remaining increase was primarily due to a $3.5 million increase in amortization expense and a $2.7 million increase in personnel and personnel-related expense. These increases were partially offset by a $1.6 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Marketing and Sales. Marketing and sales expense increased $8.6 million, or 9.6%, to $98.3 million as compared to $89.7 million in 2019. This increase was primarily due to a $12.1 million increase in marketing and sales expense from the addition of Trilogy boot camps. The remaining increase was primarily due to a $1.2 million increase in direct marketing costs. These increases were partially offset by a $3.5 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19, and a $2.1 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense increased $11.2 million, or 39.2%, to $39.6 million as compared to $28.4 million in 2019. This increase was primarily due to a $12.4 million increase in personnel and personnel-related expense and a $1.5 million increase in restructuring-related and stockholder activism expense. The remaining increase was primarily due to a $2.4 million addition of general and administrative expense from Trilogy boot camps. These increases were partially offset by a $2.7 million decrease in transaction and integration-related expense and a $1.7 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Net Interest Income (Expense). Net interest expense was $6.4 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. The net interest expense for the three months ended June 30, 2020 was primarily due to our $380 million aggregate principal amount of 2.25% convertible senior notes due 2025 (the “Notes”) and our $250 million senior secured term loan facility (“Term Loan”). The net interest expense for the three months ended June 30, 2019 was primarily due to our Term Loan, partially offset by interest earned on our cash balances.

Loss on Debt Extinguishment. Loss on debt extinguishment was $11.7 million and zero for the three months ended June 30, 2020 and 2019, respectively. This increase was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our Term Loan in April 2020.
Other Income (Expense), Net. Other income (expense), net was $0.6 million and $(13) thousand for the three months ended June 30, 2020 and 2019, respectively. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended June 30, 2020, we recognized a tax benefit of $0.4 million, and our effective tax rate was approximately 1%. This tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. For the three months ended June 30, 2019, we recognized a tax benefit of $18.7 million, which primarily relates to the reversal of our tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. We expect to continue to recognize a tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Comparison of Six Months Ended June 30, 2020 and 2019
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Six Months Ended June 30,
	2020		2019		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$358,166	100.0%	$257,695	100.0%	$100,471	39.0%
Costs and expenses
Curriculum and teaching	46,734	13.0	20,009	7.8	26,725	133.6
Servicing and support	60,827	17.0	44,167	17.1	16,660	37.7
Technology and content development	72,817	20.3	45,837	17.8	26,980	58.9
Marketing and sales	197,556	55.2	166,710	64.7	30,846	18.5
General and administrative	83,207	23.2	51,431	20.0	31,776	61.8
Total costs and expenses	461,141	128.7	328,154	127.4	132,987	40.5
Loss from operations	(102,975)	(28.7)	(70,459)	(27.4)	(32,516)	46.1
Interest income	667	0.2	4,163	1.6	(3,496)	(84.0)
Interest expense	(12,011)	(3.4)	(2,479)	(1.0)	(9,532)	384.6
Loss on debt extinguishment	(11,671)	(3.3)	—	—	(11,671)	*
Other expense, net	(1,701)	(0.5)	(383)	(0.1)	(1,318)	344.1
Loss before income taxes	(127,691)	(35.7)	(69,158)	(26.9)	(58,533)	84.6
Income tax benefit	1,418	0.4	19,632	7.6	(18,214)	(92.8)
Net loss	$(126,273)	(35.3)%	$(49,526)	(19.3)%	$(76,747)	155.0%

*Not meaningful for comparative purposes.
Revenue. Revenue for the six months ended June 30, 2020 increased $100.5 million, or 39.0%, to $358.2 million as compared to $257.7 million in 2019. This increase was driven by a 13.9% increase in Graduate Program Segment revenue and a 138.0% increase in Alternative Credential Segment revenue. The increase in revenue from the Alternative Credential Segment includes incremental revenue of $60.1 million from Trilogy, which we acquired in May 2019.
Revenue from our Graduate Program Segment increased $28.6 million, or 13.9%, primarily due to growth in FCE enrollments of 13,184, or 16.8%, partially offset by a decrease in the average revenue per FCE enrollment, from $2,612 to $2,548. We expect to continue to see a decline in average revenue per FCE enrollment in this segment in the future due to increasing enrollments for our undergraduate offerings.

Revenue from our Alternative Credential Segment increased $71.9 million, or 138.0%, primarily due to growth in FCE enrollments of 15,314, or 75.6%, as well as an increase in the average revenue per FCE enrollment, from $2,738 to $3,486. These increases were primarily due to the addition of 5,678 incremental FCE enrollments from Trilogy.
Curriculum and Teaching. Curriculum and teaching expense increased $26.7 million, or 133.6%, to $46.7 million as compared to $20.0 million in 2019. This increase was primarily due to a $22.2 million increase in university and instructional staff compensation expense from the addition of Trilogy boot camps. The remaining increase was primarily due to a $4.6 million increase in university and instructional staff compensation expense from short courses.
Servicing and Support. Servicing and support expense increased $16.6 million, or 37.7%, to $60.8 million as compared to $44.2 million in 2019. This increase was primarily due to a $9.7 million increase in personnel and personnel-related expense to serve a greater number of students and faculty. The remaining increase was primarily due to a $9.4 million addition of servicing and support expense from Trilogy boot camps. These increases were partially offset by a $2.3 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Technology and Content Development. Technology and content development expense increased $27.0 million, or 58.9%, to $72.8 million as compared to $45.8 million in 2019. This increase was primarily due to a $16.8 million addition of technology and content development expense from Trilogy boot camps. The remaining increase was primarily due to a $7.3 million increase in amortization expense and a $4.8 million increase in personnel and personnel-related expense. These increases were partially offset by a $1.6 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Marketing and Sales. Marketing and sales expense increased $30.9 million, or 18.5%, to $197.6 million as compared to $166.7 million in 2019. This increase was primarily due to a $31.7 million increase in marketing and sales expense from the addition of Trilogy boot camps. The remaining increase was primarily due to a $4.0 million increase in direct marketing costs. These increases were partially offset by a $3.7 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19, and a $1.6 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense increased $31.8 million, or 61.8%, to $83.2 million as compared to $51.4 million in 2019. This increase was primarily due to a $22.1 million increase in personnel and personnel-related expense. The remaining increase was primarily due to a $14.3 million addition of general and administrative expense from Trilogy boot camps. In addition, $6.1 million of the increase related to restructuring-related and stockholder activism expense. These increases were partially offset by a $3.9 million decrease in transaction and integration-related expense, and a $2.7 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Net Interest Income (Expense). Net interest income (expense) was $(11.3) million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. The net interest expense for the six months ended June 30, 2020 was primarily due to our Term Loan and our Notes. The net interest income for the six months ended June 30, 2019 was primarily due to interest earned on our cash balances, partially offset by interest related to our Term Loan.
Loss on Debt Extinguishment. Loss on debt extinguishment was $11.7 million and zero for the six months ended June 30, 2020 and 2019, respectively. This increase was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our Term Loan in April 2020.
Other Expense, Net. Other expense, net was $1.7 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. This increase was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the six months ended June 30, 2020, we recognized a tax benefit of $1.4 million, and our effective tax rate was approximately 1%. This tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. For the six months ended June 30, 2019, we recognized a tax benefit of $19.6 million, which primarily relates to the reversal of our tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. We expect to continue to recognize a tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period. Total segment profitability is a non-GAAP measures when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

The following table presents a reconciliation of net loss to total segment profitability for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(66,167)	$(27,972)	$(126,273)	$(49,526)
Adjustments:
Net interest expense (income)	6,364	610	11,344	(1,684)
Foreign currency (gain) loss	(570)	13	1,701	383
Income tax benefit	(363)	(18,691)	(1,418)	(19,632)
Depreciation and amortization expense	23,985	14,653	47,470	24,351
Deferred revenue fair value adjustment	—	3,352	—	3,352
Transaction and integration costs	359	3,093	1,083	5,024
Restructuring-related costs	196	—	484	—
Stockholder activism costs	1,347	—	5,586	—
Loss on debt extinguishment	11,671	—	11,671	—
Stock-based compensation expense	21,091	9,967	41,961	19,551
Total adjustments	64,080	12,997	119,882	31,345
Total segment profitability	$(2,087)	$(14,975)	$(6,391)	$(18,181)
Three Months Ended June 30, 2020 and 2019
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended June 30,		Period-to-Period Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$115,685	$101,403	$14,282	14.1%
Alternative Credential Segment	67,002	34,058	32,944	96.7
Total revenue	$182,687	$135,461	$47,226	34.9%

Segment profitability
Graduate Program Segment	$4,703	$(8,049)	$12,752	**
Alternative Credential Segment	(6,790)	(6,926)	136	(1.9)
Total segment profitability	$(2,087)	$(14,975)	$12,888	(86.0)%

*Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended June 30, 2020 and 2019.
** Not meaningful for comparative purposes.

Graduate Program Segment profitability increased $12.8 million to $4.7 million as compared to $(8.0) million in 2019. This increase was primarily due to revenue growth of $14.3 million, a reduced launch schedule, cost control initiatives, marketing efficiencies and reduced travel and related expense.
Alternative Credential Segment profitability increased $0.1 million, or 1.9%, to $(6.8) million as compared to $(6.9) million in 2019. This increase was primarily due to improvements driven by short course marketing efficiencies and boot camp integration efforts. Segment profitability for the three months ended June 30, 2019 included Trilogy’s results of operations from May 22, 2019, the date of acquisition.
Six Months Ended June 30, 2020 and 2019
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Six Months Ended June 30,		Period-to-Period Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$234,142	$205,577	$28,565	13.9%
Alternative Credential Segment	124,024	52,118	71,906	138.0
Total revenue	$358,166	$257,695	$100,471	39.0%

Segment profitability
Graduate Program Segment	$11,163	$(7,339)	$18,502	**
Alternative Credential Segment	(17,554)	(10,842)	(6,712)	61.9
Total segment profitability	$(6,391)	$(18,181)	$11,790	(64.8)%

*Immaterial amounts of intersegment revenue have been excluded from the above results for the six months ended June 30, 2020 and 2019.
** Not meaningful for comparative purposes.
Graduate Program Segment profitability increased $18.5 million to $11.2 million as compared to $(7.3) million in 2019. This increase was primarily due to revenue growth of $28.6 million, a reduced launch schedule, cost control initiatives, marketing efficiencies and reduced travel and related expense.
Alternative Credential Segment profitability decreased $6.7 million, or 62%, to $(17.6) million as compared to $(10.8) million in 2019. This decrease was primarily due to the addition of Trilogy’s results of operations since the acquisition date.

Liquidity and Capital Resources
As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $194.8 million, which were held for working capital and general corporate purposes, and the ability to borrow under our revolving credit facility as discussed below.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of June 30, 2020, the Notes are not currently convertible into our common stock and are therefore classified as long-term debt. Refer to Note 8 in the “Notes to Condensed

Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.
On June 25, 2020, we entered into a $50 million credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provides for $50 million in revolving loans. The Credit Agreement allows for incremental borrowings from time to time in an aggregate amount for all such incremental amounts not to exceed (i) the lesser of (x) $50 million and (y) an amount such that the aggregate principal amount of the lenders’ commitments under the revolving credit facility does not exceed $100 million, plus (ii) certain specified prepayments of indebtedness, plus (iii) an unlimited amount subject to satisfaction of a leverage ratio based compliance test. As of June 30, 2020, our borrowing capacity was $50.0 million and no amounts were outstanding under the Credit Agreement.
On April 23, 2020, we repaid our $250 million Term Loan in full (including interest and prepayment premium) and terminated our credit agreement with Owl Rock Capital Corporation. In connection with the extinguishment of the Term Loan, we recognized a charge of approximately $11.7 million in the second quarter of 2020.
To date, we have financed our operations primarily through payments from university clients and students for our technology and services, the Term Loan, the Notes, and public and private equity financings. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, particularly from accounts receivable, adjusted for non-cash expense items such as amortization and depreciation expense and stock-based compensation expense.
Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of our net loss of $126.3 million, adjusted for non-cash items including $47.5 million of depreciation and amortization expense, $42.0 million of stock-based compensation expense, an $11.7 million loss on the extinguishment of our Term Loan, $7.3 million of reductions in the carrying amounts of our right-of-use assets, and $5.7 million of non-cash interest expense. The net change in operating assets and liabilities of $4.3 million was favorable to cash flows from operations primarily due to a $28.8 million increase in deferred revenue and a $19.6 million increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable of $39.5 million.
Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of our net loss of $49.5 million, adjusted for non-cash items including $24.4 million of depreciation and amortization expense, $19.6 million of stock-based compensation expense, and $5.3 million of reductions in the carrying amounts of our right-of-use-assets. The net change in operating assets and liabilities of $49.1 million was unfavorable to cash flows from operations primarily due to a $25.5 million increase in accounts receivable, a $23.1 million decrease in other liabilities, a $20.1 million change in payments to university clients, partially offset by favorable changes in accounts payable and accrued expenses of $18.1 million and deferred revenue of $15.8 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $37.4 million, consisting primarily of $32.5 million of additions of amortizable intangible assets and $4.3 million of purchases of property, plant and equipment.
Net cash used in investing activities for the six months ended June 30, 2019 was $408.3 million, consisting primarily of a $387.8 million outflow related to our acquisition of Trilogy, net of cash acquired, additions of amortizable intangible assets of $32.4 million and purchases of property and equipment of $8.1 million. These outflows were partially offset by a $25.0 million inflow from the maturity of a certificate of deposit investment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $67.9 million, consisting primarily of $319.0 million of proceeds from the issuance of the Notes (net of payments related to the initial purchasers’

discount, offering expenses and the cost of the capped call transactions), partially offset by the repayment of $252.9 million of principal, interest and prepayment premium associated with the extinguishment of our Term Loan and a $2.5 million payment of debt issuance costs.
Net cash provided by financing activities for the six months ended June 30, 2019 was $240.3 million, consisting primarily of $241.8 million of proceeds, net of issuance costs, from our Term Loan and $2.4 million of proceeds received from the exercise of stock options. These inflows were partially offset by tax withholding payments associated with the settlement of restricted stock units of $2.6 million.
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
Our estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. We recognize unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in our Graduate Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. Our unbilled revenue represents contract assets. Unbilled accounts receivable is recognized in the Alternative Credential Segment once the presentation period commences for amounts to be invoiced to students under installment plans that are paid over the same presentation period.
Deferred revenue represents the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed consolidated balance sheets. We generally receive payments from Graduate Program Segment university clients early in each academic term and from Alternative Credential Segment students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.
Long-Lived Assets
Amortizable Intangible Assets
Acquired Intangible Assets. We capitalize purchased intangible assets, such as software, websites and domains, and amortize them on a straight-line basis over their estimated useful life. Historically, we have assessed the useful lives of these acquired intangible assets to be between three and 10 years.
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
In addition, the value of a reporting unit using the market-based approach is estimated by comparing the reporting unit to other publicly traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of a reporting unit is based on pricing multiples of certain financial parameters observed in the comparable companies. We also make estimates and assumptions for market values to determine a reporting unit’s estimated fair value.
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
Key Business and Financial Performance Metrics
We use a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. In addition to adjusted EBITDA (loss), which we discuss below, and revenue and the components of loss from operations in the section above entitled “Our Business Model and Components of Operating Results,” we utilize FCE enrollments as a key metric to evaluate the success of our business.
Full Course Equivalent Enrollments
We measure FCE enrollments for each of the courses offered during a particular period by taking the number of students enrolled in that course and multiplying it by the percentage of the course completed during that period. We add the FCE enrollments for each course within each segment to calculate the total FCE enrollments per segment. This metric allows us to consistently view period-over-period changes in enrollments by accounting for the fact that many courses we enable straddle multiple fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 FCE enrollments for that period. Any individual student may be enrolled in more than one course during a period.
Average revenue per FCE enrollment represents our weighted-average revenue per course across the mix of courses being offered during a period in each of our operating segments. This number is derived by dividing the total revenue for a period for each of our operating segments by the number of FCE enrollments within the applicable segment during that same period. This amount may vary from period to period depending on the academic calendars of our university clients, the relative growth rates of our degree programs, short courses, and boot camps, as applicable, and varying tuition levels, among other factors.
The following table presents the FCE enrollments and average revenue per FCE enrollment in our Graduate Program Segment and Alternative Credential Segment for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Graduate Program Segment
FCE enrollments	46,142	39,180	91,876	78,692
Average revenue per FCE enrollment	$2,507	$2,588	$2,548	$2,612
Alternative Credential Segment*
FCE enrollments	20,435	12,662	35,576	20,262
Average revenue per FCE enrollment**	$3,279	$2,955	$3,486	$2,738

*Trilogy’s results of operations are included in our results of operations since the acquisition date.
** The calculation of the Alternative Credential Segment’s average revenue per FCE enrollment includes $3.3 million of revenue that was excluded from the results of operations during each of the three- and six-month periods ended June 30, 2019, respectively, due to a deferred revenue fair value purchase accounting adjustment recorded in connection with the acquisition of Trilogy.

Of the increase in FCE enrollments in our Graduate Program Segment for the three months ended June 30, 2020 and 2019, 2,018, or 29.0%, and 3,276, or 38.0%, respectively, were attributable to degree programs launched during the preceding 12 months. Of the increase in FCE enrollments in our Graduate Program Segment for the six months ended June 30, 2020 and 2019, 4,898, or 37.2%, and 5,928, or 32.3%, respectively, were attributable to degree programs launched during the preceding 12 months.
Of the increase in FCE enrollments in our Alternative Credential Segment for the three months ended June 30, 2020 and 2019, 4,200, or 54.0%, and 2,555, or 57.5%, respectively, were attributable to offerings launched during the preceding

12 months. Of the increase in FCE enrollments in our Alternative Credential Segment for the six months ended June 30, 2020 and 2019, 6,339, or 41.4%, and 4,898, or 81.1%, respectively, were attributable to offerings launched during the preceding 12 months.
Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), taxes, depreciation and amortization expense, foreign currency gains or losses, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, impairment charges, losses on debt extinguishment, and stock-based compensation expense. In the second quarter of 2020, we revised our definition of adjusted EBITDA (loss) to exclude losses on debt extinguishment. We believe this change is useful to investors because we did not have a loss on debt extinguishment in prior periods, and as a result, excluding the impact of such a loss in this period facilitates a period-to-period comparison of our business.
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
Our use of adjusted EBITDA (loss) has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of the limitations are:
•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA (loss) does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA (loss) does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA (loss) does not reflect the impact of changes in foreign currency exchange rates;
•adjusted EBITDA (loss) does not reflect acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations;
•adjusted EBITDA (loss) does not reflect transaction costs, integration costs, restructuring-related costs, impairment charges, stockholder activism costs or losses on debt extinguishment;
•adjusted EBITDA (loss) does not reflect the impact of deferred revenue fair value adjustments;
•adjusted EBITDA (loss) does not reflect the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA (loss) does not reflect interest or tax payments that may represent a reduction in cash available to us; and
•other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA (loss) alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(66,167)	$(27,972)	$(126,273)	$(49,526)
Adjustments:
Interest expense (income), net	6,364	610	11,344	(1,684)
Foreign currency (gain) loss	(570)	13	1,701	383
Income tax benefit	(363)	(18,691)	(1,418)	(19,632)
Depreciation and amortization expense	23,985	14,653	47,470	24,351
Deferred revenue fair value adjustment	—	3,352	—	3,352
Transaction and integration costs	359	3,093	1,083	5,024
Restructuring-related costs	196	—	484	—
Stockholder activism costs	1,347	—	5,586	—
Loss on debt extinguishment	11,671	—	11,671	—
Stock-based compensation expense	21,091	9,967	41,961	19,551
Total adjustments	64,080	12,997	119,882	31,345
Adjusted EBITDA (loss)	$(2,087)	$(14,975)	$(6,391)	$(18,181)

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
For the three months ended June 30, 2020 and 2019, our foreign currency translation adjustment was a gain of $1.4 million and $2.2 million, respectively. For the six months ended June 30, 2020 and 2019, our foreign currency translation adjustment was a loss of $14.7 million and a gain of $1.9 million, respectively.
For the three months ended June 30, 2020 and 2019, we recognized foreign currency exchange gains of $0.6 million and losses of $13.0 thousand, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2020 and 2019, we recognized foreign currency exchange losses of $1.7 million and $0.4 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended June 30, 2020 was 13% and 9% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended June 30, 2019 was 13% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2020 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in our control environment to integrate the business we acquired in the Trilogy acquisition.

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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against us, Christopher J. Paucek, our CEO, and Catherine A. Graham, our former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding our company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, our former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(A)(2), and 15 of the Securities Act, against Mr. Paucek, Ms. Graham, members of our Board of Directors, and our underwriters, based on allegations related to our secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired our company’s securities between February 26, 2018 and July 30, 2019. The deadline for the defendants to file a motion to dismiss is September 29, 2020.
We believe that the claims are without merit and we intend to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Stockholder Derivative Suit
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of our company and against Christopher J. Paucek, our CEO, Catherine A. Graham, our former CFO, and our board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act based upon allegedly false and misleading statements regarding our company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.

Item 1A.    Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results. The risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 are amended and supplemented by the risk factors provided below, which supersede and replace any similarly titled risk factors. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
The global coronavirus outbreak could harm our business, results of operations, and financial condition.
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

This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could cause disruptions and severely impact our business, including, but not limited to:
•causing one or more of our clients to file for bankruptcy protection or shut down;
•reducing student demand for our degree programs, short courses and boot camps, whether due to funding constraints related to loss of employment or lack of interest in pursuing education during a period of uncertainty;
•impacting current and prospective clients’ desire to launch new educational offerings with us;
•negatively impacting collections of accounts receivable;
•negatively impacting our ability to facilitate in-program placements for students in clinical graduate programs; and
•harming our business, results of operations and financial condition.
We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and we expect to face difficulty accurately predicting our internal financial forecasts.
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
The outbreak also presents challenges as our workforce is currently working remotely and shifting to assisting new and existing customers and their students who are also generally working remotely. We also transitioned our on-campus boot camp offerings to online, which could result in interruptions or disruptions in boot camp delivery. All of this could affect the anticipated launch dates of, and demand for, our degree programs, short courses and boot camps.
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
As of June 30, 2020, we had approximately $385.3 million of indebtedness on a consolidated basis. See Note 8 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our substantial indebtedness could have important consequences. For example, it could:
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, investments and other general corporate purposes;
•require a substantial portion of our cash from operating activities to be dedicated to debt service payments and reduce the amount of cash available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;
•place us at a competitive disadvantage compared to certain of our competitors who have less debt;
•hinder our ability to adjust rapidly to changing market conditions;
•limit our ability to secure adequate bank financing in the future with reasonable terms and conditions; and
•increase our vulnerability to, and limit our flexibility in planning for or reacting to, a potential downturn in general economic conditions or in one or more of our businesses.
The Indenture and the Credit Agreement contain, and the agreements governing indebtedness we may incur in the future may contain, affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

In addition, any variable rate indebtedness under the revolving credit facility may use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate. On July 27, 2017, the authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
Despite current indebtedness levels, we may still incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.
We may incur significant additional indebtedness in the future under the agreements governing our indebtedness. We will not be restricted under the terms of the Indenture from incurring additional debt. Although the Credit Agreement contains, and any future indebtedness may contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions could permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness.
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
The Credit Agreement contains financial covenants that may limit our operational flexibility.
The Credit Agreement requires us to comply with several customary financial and other restrictive covenants, such as maintaining leverage ratios in certain situations, maintaining insurance coverage, and restricting our ability to make certain investments. We are also required to maintain minimum Liquidity (as defined in the Credit Agreement) as of the last day of each fiscal quarter through the fiscal quarter ending on December 31, 2021, which may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions. The Credit Agreement also includes covenants that require us to (i) meet certain minimum Consolidated EBITDA (as defined in the Credit Agreement) amounts through our fiscal quarter ending on December 31, 2021, (ii) not exceed certain maximum amounts for the Consolidated Secured Leverage Ratio (as defined in the Credit Agreement) as of the last day of any period of four consecutive fiscal quarters ending after (but not including) December 31, 2021 through maturity and (iii) maintain certain minimum amounts for the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for any period of four consecutive fiscal quarters ending after (but not including) December 31, 2021 through maturity.
These covenants may limit the flexibility of our operations, and failure to meet any one of these financial covenants could result in a default under the Credit Agreement. If such a default were to occur, the lenders would have the right to terminate their commitments to provide loans under the Credit Agreement and declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a first priority security interest to them, which consists of substantially all our assets. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, financial condition, and results of operations. See Note 8 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details regarding our Credit Agreement.
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
Holders of the Notes may, subject to certain exceptions, require us to repurchase their Notes following a “fundamental change” (as defined in the Indenture) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
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
Provisions in the Indenture and in the Credit Agreement could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the Indenture), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indenture, as well as the Credit Agreement, under which a “change of control” is an event of default resulting in acceleration of all indebtedness thereunder, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value attributed to the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our reported or future financial results or the trading price of our common stock.
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
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

4.1	Indenture, dated as of April 23, 2020, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	April 27, 2020	X

4.2	Form of 2.25% Convertible Senior Note due May 1, 2025 (included as Exhibit A to Exhibit 4.1).	8-K	001-36376	4.1	April 27, 2020	X

10.1	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	April 27, 2020	X

10.2	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	April 27, 2020	X

10.3	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	April 27, 2020	X

10.4	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	May 1, 2020	X

10.5	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	May 1, 2020	X

10.6	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	May 1, 2020	X

10.7*	Credit Agreement, dated as of June 25, 2020, between 2U, Inc. and Morgan Stanley Senior Funding, Inc.					X

10.8†	Summary of Non-Employee Director Compensation.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
† Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

July 31, 2020	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

July 31, 2020	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer