Form 10-Q
period 2020-09-30
2U, Inc.
filed 2020-10-27
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 23, 2020, there were 72,068,858 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$481,329	$170,593
Restricted cash	18,235	19,276
Accounts receivable, net	95,756	33,655
Prepaid expenses and other assets	40,270	37,424
Total current assets	635,590	260,948
Property and equipment, net	53,603	57,643
Right-of-use assets	53,453	43,401
Goodwill	407,860	418,350
Amortizable intangible assets, net	316,405	333,075
Other assets, non-current	85,867	73,413
Total assets	$1,552,778	$1,186,830
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$84,404	$65,381
Accrued compensation and related benefits	44,484	21,885
Deferred revenue	91,783	48,833
Lease liability	9,185	7,320
Other current liabilities	17,100	12,535
Total current liabilities	246,956	155,954
Long-term debt	268,224	246,620
Deferred tax liabilities, net	2,134	5,133
Lease liability, non-current	75,621	66,974
Other liabilities, non-current	8,270	899
Total liabilities	601,205	475,580
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,294,706 shares issued and outstanding as of September 30, 2020; 63,569,109 shares issued and outstanding as of December 31, 2019	71	63
Additional paid-in capital	1,629,565	1,197,379
Accumulated deficit	(658,215)	(479,388)
Accumulated other comprehensive loss	(19,848)	(6,804)
Total stockholders’ equity	951,573	711,250
Total liabilities and stockholders’ equity	$1,552,778	$1,186,830

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$201,073	$153,798	$559,239	$411,493
Costs and expenses
Curriculum and teaching	30,153	21,336	76,887	41,345
Servicing and support	32,536	27,351	93,363	71,518
Technology and content development	40,223	34,132	113,040	79,969
Marketing and sales	100,068	93,521	297,624	260,231
General and administrative	44,000	42,040	127,207	93,471
Impairment charge	—	70,379	—	70,379
Total costs and expenses	246,980	288,759	708,121	616,913
Loss from operations	(45,907)	(134,961)	(148,882)	(205,420)
Interest income	713	924	1,380	5,087
Interest expense	(7,564)	(5,651)	(19,575)	(8,130)
Loss on debt extinguishment	—	—	(11,671)	—
Other income (expense), net	42	(710)	(1,659)	(1,093)
Loss before income taxes	(52,716)	(140,398)	(180,407)	(209,556)
Income tax benefit (expense)	162	(714)	1,580	18,918
Net loss	$(52,554)	$(141,112)	$(178,827)	$(190,638)
Net loss per share, basic and diluted	$(0.77)	$(2.23)	$(2.69)	$(3.14)
Weighted-average shares of common stock outstanding, basic and diluted	68,580,439	63,358,890	66,368,686	60,690,536
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	1,667	(5,856)	(13,044)	(3,985)
Comprehensive loss	$(50,887)	$(146,968)	$(191,871)	$(194,623)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	63,569,109	$63	$1,197,379	$(479,388)	$(6,804)	$711,250
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	96,683	1	(1)	—	—	—
Exercise of stock options	37,275	—	384	—	—	384
Stock-based compensation expense	—	—	20,870	—	—	20,870
Net loss	—	—	—	(60,106)	—	(60,106)
Foreign currency translation adjustment	—	—	—	—	(16,115)	(16,115)
Balance, March 31, 2020	63,703,067	$64	$1,218,632	$(539,494)	$(22,919)	$656,283
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	355,506	—	(463)	—	—	(463)
Exercise of stock options	158,453	—	1,441	—	—	1,441
Issuance of common stock in connection with employee stock purchase plan	83,573	—	1,771	—	—	1,771
Equity component of convertible senior notes, net of issuance costs	—	—	114,551	—	—	114,551
Purchases of capped calls in connection with convertible senior notes	—	—	(50,540)	—	—	(50,540)
Stock-based compensation expense	—	—	21,091	—	—	21,091
Net loss	—	—	—	(66,167)	—	(66,167)
Foreign currency translation adjustment	—	—	—	—	1,404	1,404
Balance, June 30, 2020	64,300,599	$64	$1,306,483	$(605,661)	$(21,515)	$679,371
Issuance of common stock in connection with a public offering of common stock, net of offering costs	6,800,000	7	299,789	—	—	299,796
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	112,460	—	(6)	—	—	(6)
Exercise of stock options	81,647	—	1,298	—	—	1,298
Stock-based compensation expense	—	—	22,001	—	—	22,001
Net loss	—	—	—	(52,554)	—	(52,554)
Foreign currency translation adjustment	—	—	—	—	1,667	1,667
Balance, September 30, 2020	71,294,706	$71	$1,629,565	$(658,215)	$(19,848)	$951,573

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	57,968,493	$58	$957,631	$(244,166)	$(8,514)	$705,009
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	9,319	—	—	—	—	—
Exercise of stock options	211,506	—	1,928	—	—	1,928
Stock-based compensation expense	—	—	9,584	—	—	9,584
Net loss	—	—	—	(21,554)	—	(21,554)
Foreign currency translation adjustment	—	—	—	—	(372)	(372)
Balance, March 31, 2019	58,189,318	$58	$969,143	$(265,720)	$(8,886)	$694,595
Issuance of common stock in connection with business combination, net of offering costs	4,608,101	5	184,317	—	—	184,322
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	348,418	—	(2,558)	—	—	(2,558)
Exercise of stock options	85,539	—	452	—	—	452
Stock-based compensation expense	—	—	9,967	—	—	9,967
Net loss	—	—	—	(27,972)	—	(27,972)
Foreign currency translation adjustment	—	—	—	—	2,243	2,243
Balance, June 30, 2019	63,231,376	$63	$1,161,321	$(293,692)	$(6,643)	$861,049
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	61,016	—	(15)	—	—	(15)
Exercise of stock options	41,828	—	562	—	—	562
Issuance of common stock in connection with employee stock purchase plan	54,485	—	1,895	—	—	1,895
Stock-based compensation expense	—	—	16,535	—	—	16,535
Net loss	—	—	—	(141,112)	—	(141,112)
Foreign currency translation adjustment	—	—	—	—	(5,856)	(5,856)
Balance, September 30, 2019	63,388,705	$63	$1,180,298	$(434,804)	$(12,499)	$733,058

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(178,827)	$(190,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	13,161	883
Depreciation and amortization expense	71,406	46,639
Stock-based compensation expense	63,962	36,086
Non-cash lease expense	11,181	8,407
Provision for credit losses	2,703	1,785
Impairment charge	—	70,379
Loss on debt extinguishment	11,671	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(65,095)	(39,743)
Payments to university clients	2,171	(22,257)
Prepaid expenses and other assets	(17,153)	(6,760)
Accounts payable and accrued expenses	15,281	12,712
Accrued compensation and related benefits	22,737	(109)
Deferred revenue	43,138	20,162
Other liabilities, net	(5,680)	(24,263)
Other	2,486	1,056
Net cash used in operating activities	(6,858)	(85,661)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(949)	(388,004)
Additions of amortizable intangible assets	(46,750)	(50,950)
Purchases of property and equipment	(5,516)	(11,306)
Purchase of investments	—	(10,000)
Proceeds from maturities of investments	—	25,000
Advances made to university clients	—	(100)
Advances repaid by university clients	925	350
Net cash used in investing activities	(52,290)	(435,010)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	299,796	—
Proceeds from debt	371,681	243,726
Payments on debt	(250,479)	—
Payment of debt issuance costs	(3,419)	(1,953)
Purchases of capped calls in connection with issuance of convertible senior notes	(50,540)	—
Prepayment premium on extinguishment of senior secured term loan facility	(2,528)	—
Proceeds from exercise of stock options	3,123	2,942
Tax withholding payments associated with settlement of restricted stock units	(470)	(2,573)
Proceeds from employee stock purchase plan share purchases	1,771	1,895
Payments for acquisition of amortizable intangible assets	—	(1,283)
Net cash provided by financing activities	368,935	242,754
Effect of exchange rate changes on cash	(92)	(1,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	309,695	(278,942)
Cash, cash equivalents and restricted cash, beginning of period	189,869	449,772
Cash, cash equivalents and restricted cash, end of period	$499,564	$170,830
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is a leading provider of education technology for nonprofit colleges and universities. The Company builds, delivers, and supports more than 475 digital and in-person educational offerings, including graduate and undergraduate degrees, professional certificates, boot camps, and short courses, across the Career Curriculum Continuum.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2020 and 2019 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2019 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions are inherent in the analysis and the measurement of provisions for credit losses, acquired intangible assets, the recoverability of goodwill, deferred tax assets, and convertible senior notes. Due to the inherent uncertainty involved in making estimates, particularly in light of the COVID-19 pandemic, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Accounts Receivable, Contract Assets and Liabilities
Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on the Company’s condensed consolidated balance sheets. Accounts receivable, net includes trade accounts receivable, which are comprised of billed and unbilled revenue. Accounts receivable, net is stated at amortized cost net of provision for credit losses. The Company’s methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers.

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
The following table presents the change in provision for credit losses on the Company’s condensed consolidated balance sheets for the period indicated:

Provision for Credit Losses
(in thousands)
Balance as of January 1, 2020	$1,330
Current period provision	2,703
Amounts written off	(351)
Other	(42)
Balance as of September 30, 2020	$3,640
Deferred revenue balances are contract liabilities that represent the excess of amounts billed or received as compared to amounts recognized in revenue on the Company’s condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s condensed consolidated balance sheets. The Company generally receives payments from Graduate Program Segment university clients early in each academic term and from Alternative Credential Segment students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until the Company’s obligations are otherwise met, at which time revenue is recognized.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts indexed to and potentially settled in an entity’s own equity. The new guidance eliminates the beneficial conversion and cash conversion accounting models for

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2.    Significant Accounting Policies (Continued)
convertible instruments. As a result, in more cases, convertible debt will be accounted for as a single instrument. The guidance also removes certain conditions for equity classification related to contracts in an entity’s own equity and requires the application of the if-converted method for calculating diluted earnings per share. This ASU is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is evaluating the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is intended to provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, to ease the potential accounting and financial reporting burden associated with the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU may be applied as of the beginning of any interim period that includes its effective date (i.e., March 12, 2020) through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements or related disclosures.
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
3.     Business Combination
On May 22, 2019, the Company completed its acquisition of Trilogy pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019 (the “Merger Agreement”), for a net purchase price of $608.6 million in cash and stock consideration, subject to final adjustments related to working capital and indebtedness. These final adjustments to the purchase price were paid in the first quarter of 2020. Under the terms of the Merger Agreement, the Company has issued restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of Trilogy. These awards were issued pursuant to the Company’s 2014 Equity Incentive Plan, are subject to future service requirements and primarily vest over an 18-month period. In addition, a portion of the purchase price held in escrow was recognized as compensation expense in the third quarter of 2019 as the service requirements of certain key employees was determined to be fulfilled. The net assets and results of operations of Trilogy are included on the Company’s condensed consolidated financial statements within the Alternative Credential Segment as of May 22, 2019.
The unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the date indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the nine months ended September 30, 2019, as if the acquisition of Trilogy had occurred on January 1, 2019:

Nine Months Ended September 30, 2019
(in thousands, except per share amount)
Pro forma revenue	$459,756
Pro forma net loss	(226,901)
Pro forma net loss per share, basic and diluted	$(3.74)

4.    Goodwill and Amortizable Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s condensed consolidated balance sheets for the periods indicated.

	Graduate Program Segment	Alternative Credential Segment	Total
	(in thousands)
Balance as of December 31, 2019	$—	$418,350	$418,350
Foreign currency translation adjustments	—	(10,490)	(10,490)
Balance as of September 30, 2020	$—	$407,860	$407,860
The carrying amount of goodwill in the Alternative Credential Segment included accumulated impairment charges of $70.4 million as of both September 30, 2020 and December 31, 2019.
The following table presents the components of amortizable intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.     Goodwill and Amortizable Intangible Assets (Continued)

		September 30, 2020			December 31, 2019
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized technology	3-5	$159,164	$(66,861)	$92,303	$142,712	$(41,106)	$101,606
Capitalized content development	4-5	198,568	(78,729)	119,839	167,758	(54,736)	113,022
University client relationships	9-10	106,384	(19,483)	86,901	110,344	(12,419)	97,925
Trade names and domain names	5-10	25,613	(8,251)	17,362	26,462	(5,940)	20,522
Total amortizable intangible assets, net		$489,729	$(173,324)	$316,405	$447,276	$(114,201)	$333,075
The amounts presented in the table above include $37.3 million and $30.7 million of in-process capitalized technology and content development as of September 30, 2020 and December 31, 2019, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $20.8 million and $19.2 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded amortization expense related to amortizable intangible assets of $61.8 million and $38.1 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of September 30, 2020.

Future Amortization Expense
(in thousands)
Remainder of 2020	$20,577
2021	78,471
2022	62,124
2023	44,691
2024	27,366
Thereafter	47,351
Total	$280,580

5.    Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued university and instructional staff compensation	$23,506	$23,419
Accrued marketing costs	31,400	22,055
Accrued transaction, integration and restructuring-related costs*	2,058	4,459
Accounts payable and other accrued expenses	27,440	15,448
Total accounts payable and accrued expenses	$84,404	$65,381

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5.     Accrued Expenses (Continued)
*As of September 30, 2020 and December 31, 2019, accrued transaction, integration and restructuring-related costs included zero and $0.5 million, respectively, related to an employee termination benefits reserve for organizational restructuring.
For the three and nine months ended September 30, 2020 and 2019, expense related to the Company’s marketing and advertising efforts of its own brand were not material.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Most significantly, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 27, 2020 through December 31, 2020. In addition, the CARES Act provides eligible employers with an employee retention tax credit for employees whose services were impacted by COVID-19. The Company currently estimates the amount of payroll taxes subject to deferred payment, net of employee retention tax credits that have been claimed, is approximately $6.6 million, and has been reflected within other liabilities, non-current on the Company’s condensed consolidated balance sheet as of September 30, 2020. This total deferred amount is payable during the years ending December 31, 2021 and December 31, 2022.
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
 In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s Board of Directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss.
The Company believes that the claims are without merit, and it intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Stockholder Derivative Suits
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
On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Marketing and Sales Commitments
Certain agreements entered into between the Company and its university clients in the Graduate Program Segment require the Company to commit to meet certain staffing and spending investment thresholds related to marketing and sales activities. In addition, certain agreements in the Graduate Program Segment require the Company to invest up to agreed-upon levels in marketing the programs to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Graduate Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of September 30, 2020, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Contingent Payments
The Company has entered into agreements with certain of its university clients in the Graduate Program Segment that require the Company to make future minimum payments in the event that certain program metrics are not achieved on an annual basis. The Company recognizes any estimated contingent payments under these agreements as contra revenue over the period to which they relate, and records a liability in other current liabilities on the condensed consolidated balance sheets.
The Company has entered into an agreement to make an additional investment in an education technology company of up to $5.0 million, upon demand by the investee.
7.    Leases
The Company leases facilities under non-cancellable operating leases primarily in the United States, South Africa, the United Kingdom and Canada. The Company’s operating leases have remaining lease terms of between less than one to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancellable lease terms. The future lease payments due under non-cancellable operating lease arrangements contain fixed rent increases over the term of the lease. The Company also leases office equipment under non-cancellable leases. The Company did not have any subleases as of September 30, 2020.
The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.    Leases (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$3,848	$3,053	$11,189	$8,389
Short-term lease expense	50	188	284	578
Variable lease expense	1,603	1,031	4,274	3,036
Total lease expense	$5,501	$4,272	$15,747	$12,003
As of September 30, 2020, for the Company’s operating leases, the weighted-average remaining lease term was 7.4 years and the weighted-average discount rate was 11.7%. For the nine months ended September 30, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $12.7 million and $9.6 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated.

September 30, 2020
(in thousands)
Remainder of 2020	$4,615
2021	18,155
2022	17,322
2023	17,060
2024	16,571
Thereafter	54,752
Total lease payments	128,475
Less: imputed interest	(43,669)
Total lease liability	$84,806
As of September 30, 2020, the Company has additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $60.2 million. These operating leases will commence during fiscal years 2020 through 2021, with lease terms of between nine to 12 years.
8.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2020	December 31, 2019
	(in thousands)
Convertible senior notes	$380,000	$—
Senior secured term loan facility	—	250,000
Deferred government grant obligations	3,500	3,500
Other borrowings	1,701	998
Less: unamortized debt issuance costs	(116,352)	(7,238)
Total debt	268,849	247,260
Less: current portion of long-term debt	(625)	(640)
Total long-term debt	$268,224	$246,620

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8.     Debt (Continued)
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the convertible senior notes, which had an estimated fair value of $547.2 million as of September 30, 2020. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
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
The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The interest expense related to the Notes for the three- and nine-month periods ended September 30, 2020, including amortization of the debt discount and debt issuance costs, was $7.3 million and $12.3 million, respectively. The associated effective interest rate of the Notes for the three- and nine-month periods ended September 30, 2020 was approximately 11.2% and 10.8%, respectively.
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
As of September 30, 2020, the Company’s borrowing capacity was $50.0 million and no amounts were outstanding under the Credit Agreement.

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
Deferred Government Grant Obligations
The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with the State of Maryland has a maturity date of December 31, 2026, and the conditional loan with Prince George’s County has a maturity date of June 22, 2027. On July 1, 2020, the Company amended its conditional loan agreement with Prince George’s County to extend the date on which the Company must comply with the employment level thresholds. The interest expense related to these loans for the three and nine months ended September 30, 2020 and 2019 was immaterial. As of September 30, 2020 and December 31, 2019, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.4 million and $0.3 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three and nine months ended September 30, 2020 and 2019 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate was approximately 0% and (1)% for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was approximately 1% and 9% for the nine months ended September 30, 2020 and 2019, respectively. The Company’s income tax benefit of $1.6 million for the nine months ended September 30, 2020 related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. The Company’s income tax benefit of $18.9 million for the nine months ended September 30, 2019 related to the reversal of its tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. The Company expects to continue to recognize an income tax benefit in the future for the Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying deferred tax liabilities that are in excess of deferred tax assets. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10.    Stockholders’ Equity
Common Stock
On August 6, 2020, the Company sold 6,800,000 shares of the Company’s common stock to the public. The Company received net proceeds of $299.8 million, which the Company intends to use for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions, growth opportunities and strategic transactions.
As of September 30, 2020, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2020, there were 71,294,706 shares of common stock outstanding, and the Company had reserved a total of 26,355,976 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	3,431,829
Outstanding performance restricted stock units	1,760,164
Outstanding stock options	4,023,741
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	26,355,976
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the nine months ended September 30, 2020, an aggregate of 83,573 shares of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares was $1.8 million. As of September 30, 2020, 729,391 shares remained available for purchase under the ESPP.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10.    Stockholders’ Equity (Continued)
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Curriculum and teaching	$21	$30	$212	$38
Servicing and support	3,409	2,626	10,979	6,129
Technology and content development	3,059	2,228	9,164	5,732
Marketing and sales	1,618	2,238	6,704	4,981
General and administrative	13,894	9,413	36,903	19,206
Total stock-based compensation expense	$22,001	$16,535	$63,962	$36,086

Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to employees and certain non-employees. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2019	2,281,142	$40.49
Granted	1,911,308	20.66
Vested	(550,624)	51.84
Forfeited	(209,997)	30.17
Outstanding balance as of September 30, 2020	3,431,829	$28.25

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

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2019	1,413,773	$28.12
Granted	657,723	22.45
Vested	(38,748)	22.38
Forfeited	(272,584)	48.87
Outstanding balance as of September 30, 2020	1,760,164	$22.91

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

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance as of December 31, 2019	4,373,895	$34.24	5.88	$28,736
Granted	8,597	19.61
Exercised	(277,375)	11.26
Forfeited	(46,452)	61.21
Expired	(34,924)	43.72
Outstanding balance as of September 30, 2020	4,023,741	35.40	5.26	47,336
Exercisable as of September 30, 2020	3,202,271	$27.36	4.56	$46,521
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $11.48 and $29.38 per share, respectively.
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $6.8 million and $14.2 million, respectively.
The total unrecognized compensation cost related to the unvested stock options as of September 30, 2020 was $22.9 million and will be recognized over a weighted-average period of approximately 2.42 years.
11.    Net Loss per Share
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were antidilutive, given the Company’s net loss. The following table presents a summary of the number of securities that have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is antidilutive for each of the periods indicated.

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	4,023,741	4,404,386
Restricted stock units	3,431,829	1,454,169
Performance restricted stock units	1,760,164	202,764
Shares related to convertible senior notes	3,432,837	—
Total antidilutive securities	12,648,571	6,061,319
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (in thousands):
Net loss	$(52,554)	$(141,112)	$(178,827)	$(190,638)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	68,580,439	63,358,890	66,368,686	60,690,536
Net loss per share, basic and diluted	$(0.77)	$(2.23)	$(2.69)	$(3.14)

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
Significant Customers
For the three months ended September 30, 2020, one university client in the Graduate Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $19.3 million, or approximately 10% of the Company’s consolidated revenue. For the three months ended September 30, 2019, one university client in the Graduate Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $20.5 million, or approximately 13% of the Company’s consolidated revenue.
For the nine months ended September 30, 2020, one university client in the Graduate Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $55.5 million, or approximately 10% of the Company’s consolidated revenue. For the nine months ended September 30, 2019, one university client in the Graduate Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $64.3 million, or approximately 16% of the Company’s consolidated revenue.
As of September 30, 2020, two university clients in the Graduate Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, contributing $11.1 million and $11.0 million, or approximately 12% and 11% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2019, two university clients in the Graduate Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, contributing $6.1 million and $4.9 million, or approximately 18% and 15% of the Company’s consolidated accounts receivable, net balance, respectively.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Segment and Geographic Information (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$122,036	$103,393	$356,178	$308,970
Alternative Credential Segment	79,037	50,405	203,061	102,523
Total revenue	$201,073	$153,798	$559,239	$411,493

Segment profitability**
Graduate Program Segment	$9,713	$1,213	$20,876	$(6,126)
Alternative Credential Segment	(6,001)	(11,936)	(23,555)	(22,778)
Total segment profitability	$3,712	$(10,723)	$(2,679)	$(28,904)

Segment profitability margin***
Graduate Program Segment	8.0%	1.2%	5.9%	(2.0)%
Alternative Credential Segment	(7.6)	(23.7)	(11.6)	(22.2)
Total segment profitability margin	1.8%	(7.0)%	(0.5)%	(7.0)%

*    The Company has excluded immaterial amounts of intersegment revenues from the three- and nine-month periods ended September 30, 2020 and 2019.
**    The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), foreign currency gains or losses, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.
***    The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Segment and Geographic Information (Continued)
The following table presents a reconciliation of the Company’s net loss to total segment profitability for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(52,554)	$(141,112)	$(178,827)	$(190,638)
Adjustments:
Stock-based compensation expense	22,001	16,535	63,962	36,086
Foreign currency (gain) loss	(42)	710	1,659	1,093
Net interest expense	6,851	4,727	18,195	3,043
Income tax (benefit) expense	(162)	714	(1,580)	(18,918)
Depreciation and amortization expense	23,936	22,288	71,406	46,639
Loss on debt extinguishment	—	—	11,671	—
Impairment charge	—	70,379	—	70,379
Other*	3,682	15,036	10,835	23,412
Total adjustments	56,266	130,389	176,148	161,734
Total segment profitability	$3,712	$(10,723)	$(2,679)	$(28,904)

*Includes (i) transaction and integration costs of $0.4 million and $2.5 million in the three months ended September 30, 2020 and 2019, respectively and $1.5 million and $7.0 million in the nine months ended September 30, 2020 and 2019, respectively, (ii) restructuring-related costs of $2.7 million and $6.6 million in the three months ended September 30, 2020 and 2019, respectively and $3.2 million and $7.2 million in the nine months ended September 30, 2020 and 2019, respectively, (iii) stockholder activism costs of $5.6 million in the nine months ended September 30, 2020, (iv) litigation-related costs of $0.6 million in each of the three- and nine-month periods ended September 30, 2020, and (v) deferred revenue fair value adjustments of $5.9 million and $9.3 million in the three and nine months ended September 30, 2019, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	September 30, 2020	December 31, 2019
	(in thousands)
Total assets
Graduate Program Segment	$852,350	$507,187
Alternative Credential Segment	700,428	679,643
Total assets	$1,552,778	$1,186,830

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Segment and Geographic Information (Continued)

Trade Accounts Receivable and Contract Liabilities
The following table presents the Company’s trade accounts receivable and contract liabilities in each segment as of each of the dates indicated.

	September 30, 2020	December 31, 2019
	(in thousands)
Trade accounts receivable
Graduate Program Segment accounts receivable	$27,118	$3,454
Graduate Program Segment unbilled revenue	35,199	12,123
Alternative Credential Segment accounts receivable	37,035	19,408
Provision for credit losses	(3,640)	(1,330)
Total trade accounts receivable	$95,712	$33,655

Contract liabilities
Graduate Program Segment deferred revenue	$7,851	$2,210
Alternative Credential Segment deferred revenue	83,932	46,623
Total contract liabilities	$91,783	$48,833

For the Graduate Program Segment, no revenue recognized during each of the three months ended September 30, 2020 and 2019 was included in the deferred revenue balance at the beginning of each respective year. Revenue recognized in this segment during the nine months ended September 30, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $2.2 million and $2.4 million, respectively.
For the Alternative Credential Segment, no revenue recognized during each of the three months ended September 30, 2020 and 2019 was included in the deferred revenue balance at the beginning of each respective year. Revenue recognized in this segment during the nine months ended September 30, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $46.6 million and $5.4 million, respectively.
Contract Acquisition Costs
The Graduate Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $19.7 million and $10.6 million for the three months ended September 30, 2020 and 2019, respectively. The Company’s non-U.S. revenue was $49.2 million and $29.4 million for the nine months ended September 30, 2020 and 2019, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of September 30, 2020 and December 31, 2019 totaled $1.6 million and $2.7 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
13.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $6.3 million and $5.3 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s accrued but unpaid capital expenditures were $3.1 million and zero for the nine months ended September 30, 2020 and 2019, respectively.

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
Overview
We are a leading provider of education technology for nonprofit colleges and universities. We build, deliver, and support more than 475 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses, across the Career Curriculum Continuum. Together with our university clients, we have positively transformed the lives of more than 275,000 students.
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
•provided training to our university clients’ campus-based faculty on best practices for successful online teaching through No Back Row® PRO; and

•offered new solutions for existing and new clients, including 2UOS Essential and 2UOS Plus, which provide continuity and support for university clients to conduct classes online and a virtual field placement program, which allows students in certain clinical graduate programs to fulfill the field placement component of their programs remotely.
During the third quarter of 2020 we continued to experience increasing demand from prospective and current university clients as universities planned for the Fall 2020 academic term and beyond, which we expect to have an increasing impact on our results of operations moving forward. For example, Amherst College and Simmons University are using our technology platform and services to offer certain of their courses for the Fall 2020 academic term in a high-quality, online format. We believe that COVID-19 will continue to accelerate university adoption of online education and that, over the longer term, online programs will constitute a larger portion of universities’ overall offerings.
During the third quarter of 2020 we also continued to experience increasing demand for our offerings from prospective students, which we expect to continue for the foreseeable future. Given the lag between enrollment and revenue in much of our portfolio, we expect this higher demand to have an increasing impact on our results of operations beginning in 2021.
While we have observed increasing demand from new and existing university clients and from prospective students during the third quarter of 2020, we cannot estimate the impact of COVID-19 on these demand trends, our business or economic conditions generally. For a discussion of additional risks related to COVID-19, see Part II, Item 1A. “Risk Factors” below.
Our Business Model and Components of Operating Results
The key elements of our business model and components of our operating results are described below.
Revenue Drivers
In our Graduate Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our short courses and boot camps. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.
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
Impairment Charge
Impairment charge consists of amounts recorded to write down the carrying value of assets to fair value.
Net Interest Income (Expense)
Net interest income (expense) consists primarily of interest expense from our long-term debt and interest income from our cash and cash equivalents. Interest expense also includes the amortization of debt issuance costs.
Loss on Debt Extinguishment
Loss on debt extinguishment consists of amounts recorded related to the retirement of our debt obligations.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains and losses.
Income Taxes
Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes. Our effective tax rate for the period is based on a mix of higher-taxed and lower-taxed jurisdictions.
Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended September 30, 2020 and 2019
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2020		2019		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$201,073	100.0%	$153,798	100.0%	$47,275	30.7%
Costs and expenses
Curriculum and teaching	30,153	15.0	21,336	13.9	8,817	41.3
Servicing and support	32,536	16.2	27,351	17.8	5,185	19.0
Technology and content development	40,223	20.0	34,132	22.2	6,091	17.8
Marketing and sales	100,068	49.8	93,521	60.8	6,547	7.0
General and administrative	44,000	21.9	42,040	27.3	1,960	4.7
Impairment charge	—	—	70,379	45.8	(70,379)	*
Total costs and expenses	246,980	122.9	288,759	187.8	(41,779)	(14.5)
Loss from operations	(45,907)	(22.9)	(134,961)	(87.8)	89,054	(66.0)
Interest income	713	0.4	924	0.6	(211)	(22.9)
Interest expense	(7,564)	(3.8)	(5,651)	(3.7)	(1,913)	33.9
Other income (expense), net	42	0.0	(710)	(0.5)	752	(105.9)
Loss before income taxes	(52,716)	(26.3)	(140,398)	(91.4)	87,682	(62.5)
Income tax benefit (expense)	162	0.1	(714)	(0.5)	876	(122.7)
Net loss	$(52,554)	(26.2)%	$(141,112)	(91.9)%	$88,558	(62.8)%

*Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended September 30, 2020 increased $47.3 million, or 30.7%, to $201.1 million as compared to $153.8 million in 2019. This increase was driven by a 56.8% increase in Alternative Credential Segment revenue and an 18.0% increase in Graduate Program Segment revenue.
Revenue from our Graduate Program Segment increased $18.6 million, or 18.0%, primarily due to growth in full course equivalent (“FCE”) enrollments of 6,932, or 16.9%.
Revenue from our Alternative Credential Segment increased $28.6 million, or 56.8%, primarily due to growth in FCE enrollments of 8,338, or 56.6%.
Curriculum and Teaching. Curriculum and teaching expense increased $8.9 million, or 41.3%, to $30.2 million as compared to $21.3 million in 2019. This increase was primarily due to higher university and instructional staff compensation expense in our Alternative Credential Segment from a greater number of short courses and boot camps in operation.
Servicing and Support. Servicing and support expense increased $5.1 million, or 19.0%, to $32.5 million as compared to $27.4 million in 2019. This increase was primarily due to a $6.0 million increase in personnel and personnel-related expense to serve a greater number of students and faculty. This increase was partially offset by a $0.6 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Technology and Content Development. Technology and content development expense increased $6.1 million, or 17.8%, to $40.2 million as compared to $34.1 million in 2019. This increase was primarily due to a $4.5 million increase in personnel and personnel-related expense and a $1.4 million increase in amortization expense.
Marketing and Sales. Marketing and sales expense increased $6.6 million, or 7.0%, to $100.1 million as compared to $93.5 million in 2019. This increase was primarily due to an increase in marketing costs to attract prospective students.
General and Administrative. General and administrative expense increased $2.0 million, or 4.7%, to $44.0 million as compared to $42.0 million in 2019. This increase was primarily due to a $4.6 million increase in other general and administrative expense due to the growth of our business, a $2.8 million increase in personnel and personnel-related expense, a $0.6 million increase in litigation-related expense and a $0.5 million increase in provision for credit losses. These increases were partially offset by a $6.0 million decrease in transaction, integration and restructuring-related expense, and a $0.4 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.

Impairment Charge. In the three months ended September 30, 2019, we recorded an impairment charge of $70.4 million.
Net Interest Income (Expense). Net interest expense was $6.9 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively. The net interest expense for the three months ended September 30, 2020 was primarily due to our $380 million aggregate principal amount of 2.25% convertible senior notes due 2025 (the “Notes”), partially offset by interest earned on our cash balances. The net interest expense for the three months ended September 30, 2019 was primarily due to our Term Loan, partially offset by interest earned on our cash balances.
Other Income (Expense), Net. Other income (expense), net was less than $0.1 million for the three months ended September 30, 2020, as compared to $(0.7) million for the three months ended September 30, 2019. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit (Expense). For the three months ended September 30, 2020, we recognized an income tax benefit of $0.2 million, and our effective tax rate was approximately 0%. This income tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. We expect to continue to recognize an income tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. For the three months ended September 30, 2019, we recognized income tax expense of $0.7 million, and our effective tax rate was approximately (1)%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Comparison of Nine Months Ended September 30, 2020 and 2019
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
	2020		2019		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$559,239	100.0%	$411,493	100.0%	$147,746	35.9%
Costs and expenses
Curriculum and teaching	76,887	13.7	41,345	10.0	35,542	86.0
Servicing and support	93,363	16.7	71,518	17.4	21,845	30.5
Technology and content development	113,040	20.2	79,969	19.4	33,071	41.4
Marketing and sales	297,624	53.2	260,231	63.2	37,393	14.4
General and administrative	127,207	22.7	93,471	22.7	33,736	36.1
Impairment charge	—	—	70,379	17.1	(70,379)	*
Total costs and expenses	708,121	126.5	616,913	149.8	91,208	14.8
Loss from operations	(148,882)	(26.5)	(205,420)	(49.8)	56,538	(27.5)
Interest income	1,380	0.2	5,087	1.2	(3,707)	(72.9)
Interest expense	(19,575)	(3.5)	(8,130)	(2.0)	(11,445)	140.8
Loss on debt extinguishment	(11,671)	(2.1)	—	—	(11,671)	*
Other expense, net	(1,659)	(0.3)	(1,093)	(0.3)	(566)	51.9
Loss before income taxes	(180,407)	(32.2)	(209,556)	(50.9)	29,149	(13.9)
Income tax benefit	1,580	0.3	18,918	4.6	(17,338)	(91.6)
Net loss	$(178,827)	(31.9)%	$(190,638)	(46.3)%	$11,811	(6.2)%

*Not meaningful for comparative purposes.
Revenue. Revenue for the nine months ended September 30, 2020 increased $147.7 million, or 35.9%, to $559.2 million as compared to $411.5 million in 2019. This increase was driven by a 98.1% increase in Alternative Credential Segment revenue and a 15.3% increase in Graduate Program Segment revenue. The increase in revenue from the Alternative Credential Segment includes incremental revenue of $75.9 million from Trilogy, which we acquired in May 2019.

Revenue from our Graduate Program Segment increased $47.2 million, or 15.3%, primarily due to growth in FCE enrollments of 20,116, or 16.8%.
Revenue from our Alternative Credential Segment increased $100.5 million, or 98.1%, primarily due to growth in FCE enrollments of 22,124, or 60.6%. This increase was primarily due to the addition of 6,793 incremental FCE enrollments from Trilogy.
Curriculum and Teaching. Curriculum and teaching expense increased $35.6 million, or 86.0%, to $76.9 million as compared to $41.3 million in 2019. This increase was primarily due to a $26.0 million increase in university and instructional staff compensation expense from the addition of Trilogy boot camps. The remaining increase was primarily due to a $9.5 million increase in university and instructional staff compensation expense from short courses.
Servicing and Support. Servicing and support expense increased $21.9 million, or 30.5%, to $93.4 million as compared to $71.5 million in 2019. This increase was primarily due to a $14.5 million increase in personnel and personnel-related expense to serve a greater number of students and faculty. The remaining increase was primarily due to a $10.4 million addition of servicing and support expense from Trilogy boot camps. These increases were partially offset by a $2.7 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Technology and Content Development. Technology and content development expense increased $33.0 million, or 41.4%, to $113.0 million as compared to $80.0 million in 2019. This increase was primarily due to a $17.6 million addition of technology and content development expense from Trilogy boot camps. The remaining increase was primarily due to a $9.0 million increase in personnel and personnel-related expense and an $8.2 million increase in amortization expense. These increases were partially offset by a $1.9 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Marketing and Sales. Marketing and sales expense increased $37.4 million, or 14.4%, to $297.6 million as compared to $260.2 million in 2019. This increase was primarily due to a $35.2 million increase in marketing and sales expense from the addition of Trilogy boot camps. The remaining increase was primarily due to a $6.2 million increase in marketing costs to attract prospective students. These increases were partially offset by a $4.0 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19, and a $1.6 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense increased $33.7 million, or 36.1%, to $127.2 million as compared to $93.5 million in 2019. This increase was primarily due to a $29.7 million increase in personnel and personnel-related expense, a $5.6 million increase in stockholder activism expense and a $0.6 million increase in litigation-related expense. The remaining increase was primarily due to an $8.0 million addition of general and administrative expense from Trilogy boot camps. These increases were partially offset by a $9.5 million decrease in transaction, integration and restructuring-related expense, and a $2.9 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Net Interest Income (Expense). Net interest expense was $18.2 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. The net interest expense for the nine months ended September 30, 2020 was primarily due to our Term Loan and our Notes, partially offset by interest earned on our cash balances. The net interest expense for the nine months ended September 30, 2019 was primarily due to our Term Loan, partially offset by interest earned on our cash balances.

Loss on Debt Extinguishment. Loss on debt extinguishment was $11.7 million for the nine months ended September 30, 2020. This increase was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our Term Loan in April 2020.
Other Expense, Net. Other expense, net was $1.7 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the nine months ended September 30, 2020, we recognized an income tax benefit of $1.6 million, and our effective tax rate was approximately 1%. This income tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. For the nine months ended September 30, 2019, we recognized an income tax benefit of $18.9 million, and our effective tax rate was approximately 9%. This income tax benefit primarily relates to the reversal of our tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. We expect to continue to recognize an income tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), foreign currency gains or losses, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. For example, in this quarter, we are excluding certain litigation-related costs, consisting of fees for certain litigation and other proceedings. Total segment profitability is a non-GAAP measure when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
The following table presents a reconciliation of net loss to total segment profitability for each of the periods indicated. This quarter we consolidated various adjustments into a single line item in our reconciliation table below for the purposes of streamlining our presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(52,554)	$(141,112)	$(178,827)	$(190,638)
Adjustments:
Stock-based compensation expense	22,001	16,535	63,962	36,086
Foreign currency (gain) loss	(42)	710	1,659	1,093
Net interest expense	6,851	4,727	18,195	3,043
Income tax (benefit) expense	(162)	714	(1,580)	(18,918)
Depreciation and amortization expense	23,936	22,288	71,406	46,639
Loss on debt extinguishment	—	—	11,671	—
Impairment charge	—	70,379	—	70,379
Other*	3,682	15,036	10,835	23,412
Total adjustments	56,266	130,389	176,148	161,734
Total segment profitability	$3,712	$(10,723)	$(2,679)	$(28,904)

*Includes (i) transaction and integration costs of $0.4 million and $2.5 million in the three months ended September 30, 2020 and 2019, respectively and $1.5 million and $7.0 million in the nine months ended September 30, 2020 and 2019, respectively, (ii) restructuring-related costs of $2.7 million and $6.6 million in the three months ended September 30, 2020 and 2019, respectively and $3.2 million and $7.2 million in the nine months ended September 30, 2020 and 2019, respectively, (iii) stockholder activism costs of $5.6 million in the nine months ended September 30, 2020, (iv) litigation-related costs of $0.6 million in each of the three- and nine-month periods ended September 30, 2020, and (v) deferred revenue fair value adjustments of $5.9 million and $9.3 million in the three and nine months ended September 30, 2019, respectively.
Three Months Ended September 30, 2020 and 2019
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended September 30,		Period-to-Period Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$122,036	$103,393	$18,643	18.0%
Alternative Credential Segment	79,037	50,405	28,632	56.8
Total revenue	$201,073	$153,798	$47,275	30.7%

Segment profitability
Graduate Program Segment	$9,713	$1,213	$8,500	**
Alternative Credential Segment	(6,001)	(11,936)	5,935	(49.7)
Total segment profitability	$3,712	$(10,723)	$14,435	(134.7)%

*Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended September 30, 2020 and 2019.
**    Not meaningful for comparative purposes.
Graduate Program Segment profitability increased $8.5 million to $9.7 million as compared to $1.2 million in 2019. This increase was primarily due to revenue growth of $18.6 million, a reduced launch schedule, operational and marketing efficiency initiatives and reduced travel and related expense.
Alternative Credential Segment profitability increased $5.9 million, or 49.7%, to $(6.0) million as compared to $(11.9) million in 2019. This increase was primarily due to revenue growth of $28.6 million, improvements in short course operational and marketing efficiency initiatives and benefits following our boot camp integration efforts.
Nine Months Ended September 30, 2020 and 2019
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Nine Months Ended September 30,		Period-to-Period Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Graduate Program Segment	$356,178	$308,970	$47,208	15.3%
Alternative Credential Segment	203,061	102,523	100,538	98.1
Total revenue	$559,239	$411,493	$147,746	35.9%

Segment profitability
Graduate Program Segment	$20,876	$(6,126)	$27,002	**
Alternative Credential Segment	(23,555)	(22,778)	(777)	3.4%
Total segment profitability	$(2,679)	$(28,904)	$26,225	(90.7)%

*Immaterial amounts of intersegment revenue have been excluded from the above results for the nine months ended September 30, 2020 and 2019.
**    Not meaningful for comparative purposes.

Graduate Program Segment profitability increased $27.0 million to $20.9 million as compared to $(6.1) million in 2019. This increase was primarily due to revenue growth of $47.2 million, a reduced launch schedule, operational and marketing efficiency initiatives and reduced travel and related expense.
Alternative Credential Segment profitability decreased $0.8 million, or 3%, to $(23.6) million as compared to $(22.8) million in 2019. This decrease was primarily due to the addition of Trilogy’s results of operations since the acquisition date. Segment profitability for the nine months ended September 30, 2019 included Trilogy’s results of operations from May 22, 2019, the date of acquisition.
Liquidity and Capital Resources
As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $481.3 million, which were held for working capital and general corporate purposes, and the ability to borrow under our revolving credit facility as discussed below.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of September 30, 2020, the Notes are not currently convertible into our common stock and are therefore classified as long-term debt. Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.
On April 23, 2020, we repaid our $250 million Term Loan in full (including interest and prepayment premium) and terminated our credit agreement with Owl Rock Capital Corporation. In connection with the extinguishment of the Term Loan, we recognized a charge of approximately $11.7 million in the second quarter of 2020.
On June 25, 2020, we entered into a $50 million credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provides for $50 million in revolving loans. The Credit Agreement allows for incremental borrowings from time to time in an aggregate amount for all such incremental amounts not to exceed (i) the lesser of (x) $50 million and (y) an amount such that the aggregate principal amount of the lenders’ commitments under the revolving credit facility does not exceed $100 million, plus (ii) certain specified prepayments of indebtedness, plus (iii) an unlimited amount subject to satisfaction of a leverage ratio based compliance test. As of September 30, 2020, our borrowing capacity was $50.0 million and no amounts were outstanding under the Credit Agreement.
On August 6, 2020, we sold 6,800,000 shares of our common stock to the public. We received net proceeds of $299.8 million, which we intend to use for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions, growth opportunities and strategic transactions.
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
Operating Activities

Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, particularly from accounts receivable, adjusted for non-cash expense items such as depreciation and amortization expense and stock-based compensation expense.
Net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of our net loss of $178.8 million, adjusted for non-cash items including $71.4 million of depreciation and amortization expense, $64.0 million of stock-based compensation expense, $13.2 million of non-cash interest expense, an $11.7 million loss on debt extinguishment, and $11.2 million of reductions in the carrying amounts of our right-of-use assets. The net change in operating assets and liabilities of $2.1 million was unfavorable to cash flows from operations primarily due to an increase in accounts receivable of $65.1 million and an increase in prepaid expenses and other assets of $17.2 million, partially offset by a $43.1 million increase in deferred revenue, a $22.7 million increase in accrued compensation and related benefits, and a $15.3 million increase in accounts payable and accrued expenses.
Net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of our net loss of $190.6 million, adjusted for non-cash items including a $70.4 million impairment charge, $46.6 million of depreciation and amortization expense, $36.1 million of stock-based compensation expense, and $8.4 million of reductions in the carrying amounts of our right-of-use-assets. The net change in operating assets and liabilities of $59.2 million was unfavorable to cash flows from operations primarily due to a $39.7 million increase in accounts receivable, a $24.3 million decrease in other liabilities, and a $22.3 million change in payments to university clients, partially offset by favorable changes in deferred revenue of $20.2 million and accounts payable and accrued expenses of $12.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $52.3 million, consisting primarily of $46.8 million of additions of amortizable intangible assets and $5.5 million of purchases of property, plant and equipment.
Net cash used in investing activities for the nine months ended September 30, 2019 was $435.0 million, consisting primarily of a $388.0 million outflow related to our acquisition of Trilogy, net of cash acquired, additions of amortizable intangible assets of $51.0 million, purchases of property and equipment of $11.3 million and a $10.0 million investment purchase. These outflows were partially offset by a $25.0 million inflow from the maturity of a certificate of deposit investment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $368.9 million, consisting primarily of $319.0 million of proceeds from the issuance of the Notes (net of payments related to the initial purchasers’ discount, offering expenses and the cost of the capped call transactions) and $299.8 million in proceeds received from our public offering of common stock in August 2020. These increases were partially offset by the repayment of $253.0 million of principal, interest and prepayment premium primarily associated with the extinguishment of our Term Loan and a $2.5 million payment of debt issuance costs.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $242.8 million, consisting primarily of $241.8 million of proceeds, net of issuance costs, from our Term Loan and $2.9 million of proceeds received from the exercise of stock options. These inflows were partially offset by tax withholding payments associated with the settlement of restricted stock units of $2.6 million.
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
Payments to University Clients
Pursuant to certain of our contracts in the Graduate Program Segment, we have made, or are obligated to make, payments to university clients at either the execution of a contract or at the extension of a contract in exchange for various marketing and other rights. Generally, these amounts are capitalized as other assets on our condensed consolidated balance sheets, and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins.
Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on our condensed consolidated balance sheets. Accounts receivable, net includes trade accounts receivable, which are comprised of billed and unbilled revenue. Accounts receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers.
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
Deferred revenue represents the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed consolidated balance sheets. Our deferred revenue represents contract liabilities. We generally receive payments from Graduate Program Segment university clients early in each academic term and from Alternative Credential Segment students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.
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
Other than the reporting unit impaired in the third quarter of 2019, we had no reporting units whose estimated fair value exceeded their carrying value by less than 10% as of October 1, 2019, the date of our annual goodwill impairment assessment. It is possible that future changes in our circumstances, including potential impacts from COVID-19, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Graduate Program Segment
FCE enrollments	47,842	40,910	139,718	119,602
Average revenue per FCE enrollment	$2,551	$2,527	$2,549	$2,583
Alternative Credential Segment*
FCE enrollments	23,067	14,729	58,643	36,519
Average revenue per FCE enrollment**	$3,426	$3,825	$3,463	$3,061

*Trilogy’s results of operations are included in our results of operations since the acquisition date.
**    The calculation of the Alternative Credential Segment’s average revenue per FCE enrollment includes $6.0 million and $9.3 million of revenue that was excluded from the results of operations during the three and nine months ended September 30, 2019, respectively, due to a deferred revenue fair value purchase accounting adjustment recorded in connection with the acquisition of Trilogy.

Of the increase in FCE enrollments in our Graduate Program Segment for the three months ended September 30, 2020 and 2019, 714, or 10.3%, and 1,239, or 15.0%, respectively, were attributable to degree programs launched during the preceding 12 months. Of the increase in FCE enrollments in our Graduate Program Segment for the nine months ended September 30, 2020 and 2019, 2,071, or 10.3%, and 1,772, or 6.7%, respectively, were attributable to degree programs launched during the preceding 12 months.
Of the increase in FCE enrollments in our Alternative Credential Segment for the three months ended September 30, 2020 and 2019, 5,671, or 68.0%, and 2,799, or 48.3%, respectively, were attributable to offerings launched during the preceding 12 months. Of the increase in FCE enrollments in our Alternative Credential Segment for the nine months ended September 30, 2020 and 2019, 9,756, or 44.1%, and 7,697, or 57.6%, respectively, were attributable to offerings launched during the preceding 12 months.
Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), foreign currency gains or losses, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. For example, in this quarter, we are excluding certain litigation-related costs, consisting of fees for certain litigation and other proceedings.
Adjusted EBITDA (loss) is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses that are not reflective of our ongoing operating results in calculating adjusted EBITDA (loss) can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA (loss) provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
•adjusted EBITDA (loss) does not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) the impact of changes in foreign currency exchange rates; (iii) acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations; (iv) transaction and integration costs; (v) restructuring-related costs; (vi) impairment charges; (vii) stockholder activism costs; (viii) certain litigation-related costs; (ix) losses on debt extinguishment; (x) the impact of deferred revenue fair value adjustments; (xi) interest or tax payments that may represent a reduction in cash; or (xii) the non-cash expense or the potentially dilutive impact of equity-based compensation, which has been, and we expect will continue to be, an important part of our compensation plan; and
•other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA (loss) alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA (loss) for each of the periods indicated. This quarter we consolidated various adjustments into a single line item in our reconciliation table below for the purposes of streamlining our presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(52,554)	$(141,112)	$(178,827)	$(190,638)
Adjustments:
Stock-based compensation expense	22,001	16,535	63,962	36,086
Foreign currency (gain) loss	(42)	710	1,659	1,093
Net interest expense	6,851	4,727	18,195	3,043
Income tax (benefit) expense	(162)	714	(1,580)	(18,918)
Depreciation and amortization expense	23,936	22,288	71,406	46,639
Loss on debt extinguishment	—	—	11,671	—
Impairment charge	—	70,379	—	70,379
Other*	3,682	15,036	10,835	23,412
Total adjustments	56,266	130,389	176,148	161,734
Adjusted EBITDA (loss)	$3,712	$(10,723)	$(2,679)	$(28,904)

*Includes (i) transaction and integration costs of $0.4 million and $2.5 million in the three months ended September 30, 2020 and 2019, respectively and $1.5 million and $7.0 million in the nine months ended September 30, 2020 and 2019, respectively, (ii) restructuring-related costs of $2.7 million and $6.6 million in the three months ended September 30, 2020 and 2019, respectively and $3.2 million and $7.2 million in the nine months ended September 30, 2020 and 2019, respectively, (iii) stockholder activism costs of $5.6 million in the nine months ended September 30, 2020, (iv) litigation-related costs of $0.6 million in each of the three- and nine-month periods ended September 30, 2020, and (v) deferred revenue fair value adjustments of $5.9 million and $9.3 million in the three and nine months ended September 30, 2019, respectively.

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
For the three months ended September 30, 2020 and 2019, our foreign currency translation adjustment was a gain of $1.7 million and a loss of $5.9 million, respectively. For the nine months ended September 30, 2020 and 2019, our foreign currency translation adjustment was a loss of $13.0 million and a loss of $4.0 million, respectively.
For the three months ended September 30, 2020 and 2019, we recognized foreign currency exchange gains of less than $0.1 million and losses of $0.7 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2020 and 2019, we recognized foreign currency exchange losses of $1.7 million and $1.1 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended September 30, 2020 was 13% and 9% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended September 30, 2019 was 11% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in our control environment to integrate the business we acquired in the Trilogy acquisition.

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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against us, Christopher J. Paucek, our CEO, and Catherine A. Graham, our former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding our company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, our former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act, against Mr. Paucek, Ms. Graham, members of our Board of Directors, and our underwriters, based on allegations related to our secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired our company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss.
We believe that the claims are without merit and we intend to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Stockholder Derivative Suits
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
On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of our company and against Christopher J. Paucek, our CEO, Catherine A. Graham, our former CFO, and our board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act based upon allegedly false and misleading statements regarding our company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those related to disruption to or failures of our platform and the adoption by colleges and universities of online delivery of their educational offerings.
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
As of September 30, 2020, we had approximately $385.2 million of indebtedness on a consolidated basis. See Note 8 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares of common stock issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the FASB recently issued ASU No. 2020-06 to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, upon adoption, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
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

2U, Inc.

October 27, 2020	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

October 27, 2020	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer