Form 10-K
period 2020-12-31
2U, Inc.
filed 2021-02-25
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the 62,895,725 shares of the registrant’s common stock held by non-affiliates as of June 30, 2020 (computed based on the closing price on such date as reported on The Nasdaq Global Select Market) was $2,387,521,721.
As of February 23, 2021, there were 73,994,239 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders, or an amendment on Form 10-K/A are incorporated by reference in Part III of this Form 10-K.

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

PART I
Item 1.    Business
Overview
    We are a leading digital transformation partner for nonprofit colleges and universities. We build, deliver, and support more than 500 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses. Together with our university clients, we have positively transformed the lives of more than 300,000 students.
    Our comprehensive platform of tightly integrated technology and services provides the digital infrastructure that universities rely on to attract, enroll, educate and support students at scale throughout their lives. We believe ongoing learning is critical to career success today. Our broad array of offerings allow our university clients to meet student needs throughout their lives — whether they are earning a full degree, reskilling to learn something new or embarking on a new career path. We refer to the spectrum of educational offerings that a learner may benefit from during their lives and careers as the “Career Curriculum Continuum.” Our platform empowers our university clients to play a central role at each stage of a student’s learning journey.
    We are leading the way in helping nonprofit colleges and universities succeed in their digital transformation journeys and we have become a trusted partner and brand steward to more than 75 leading institutions around the world. We continue to develop new and innovative tools to enhance the effectiveness of instructional methods and improve the student learning experience. Our platform allows our university clients to extend their brands and fulfill their missions by delivering high quality education offerings to students anywhere in the world, while maintaining their academic rigor and admissions standards.
Business Segments
    We have two reportable segments: the Degree Program Segment and the Alternative Credential Segment.
    In our Degree Program Segment, we provide the technology and services to nonprofit colleges and universities to enable the online delivery of degree programs. Students enrolled in these programs are generally seeking an undergraduate or graduate degree of the same quality they would receive on campus. In the first quarter of 2021, we changed the name of this segment from Graduate Program Segment to Degree Program Segment because this segment now includes undergraduate degree programs.
    In our Alternative Credential Segment, we provide premium online short courses and technical, skills-based boot camps through relationships with nonprofit colleges and universities. Students enrolled in these offerings are generally seeking to reskill or upskill through shorter duration, lower-priced offerings that are relevant to the needs of industry and society.
Our Platform
    Our platform, or 2UOS, consists of a seamlessly integrated ecosystem of technology, people and data. Through 2UOS, we provide front-end and back-end cloud-based SaaS technology and technology-enabled services, which are tightly integrated and optimized with data analysis and machine learning techniques. Our 2UOS platform includes the technology and services described below, with certain offerings leveraging the entire suite of technology and services, and certain offerings leveraging only select technology and services.
Data-Driven Approach to Selecting Offerings
    Our experience launching and operating educational offerings enables us to systematically select and invest in offerings that we believe have the highest probability of success. We draw on a wide variety of data, including the operating history of our existing offerings, the existing market size of an offering, professional opportunities and job growth expectations for a particular subject or market, potential student demographics, and university characteristics. This approach not only enables us to deploy capital with greater confidence, but it also provides our university clients with greater assurance of, and visibility into, the success of the offering.
Pre-Launch Technology and Services
    2UOS provides the following technology and services before launching an offering:
•Technology Infrastructure.  We use a variety of proprietary technologies to unify our suite of applications and automate the setup of technology infrastructure for new degree programs. We also have proprietary technology that translates school-specific code into a common language to streamline launching new degree programs with multiple schools.
•University Systems Integrations. We build integrations and data connections between our systems and our university client systems to facilitate the bi-directional exchange of data to support our offerings on an ongoing basis. By tightly integrating our systems with our university clients’ systems prior to launching an offering, we can automate a variety of processes, including admissions and enrollment and live class scheduling.
•Marketing.  We use data analytics and proprietary algorithms to develop digital marketing campaigns to engage prospective students efficiently. Our marketing services include the following:
◦Attract Prospective Students - Our marketing team uses best-in-class digital marketing strategies to attract prospective students, including Search Engine Optimization, Search Engine Marketing and Social Media Optimization.
◦Brand Identity - Our brand marketing team works with each university client to develop offering-specific content that presents effective and university-approved messaging to prospective students.
◦Data Analysis - Using data analytics and machine learning techniques, we focus our marketing efforts on finding qualified prospective students for appropriate offerings. We also believe that our continuously expanding selection of educational offerings increases our marketing efficiency across our portfolio.
•Compliance.  Many of our degree programs are subject to authorization requirements in states in which students reside. We typically work with our university clients to enable them to identify and comply with a complex array of state authorization requirements to ensure that students can enroll in our degree programs no matter where they live.
Recruiting and Enrollment Technology and Services
    2UOS provides the following technology and services to streamline the admissions and enrollment process for students and university clients:
•Recruiting.  We use proprietary and third-party technologies to support prospective students through the admissions and enrollment process. We provide prospective students with transparent information regarding admissions and enrollment requirements, the application process, curriculum, financial information, and time to completion. For our degree programs, while our university clients are solely responsible for making admissions decisions, we streamline the admissions process by organizing and routing completed student application packages to the university’s admissions office.
•Technology Tools. The following systems and applications automate and simplify admissions-related processes for our university clients:
◦Customer Relationship Management.  We deploy a customer relationship management system for each degree program we enable. This system serves as the data hub for student recruiting activities, application progress, university admissions review, registration and student support. We and our university clients use this information to ensure proper coordination and support as a student progresses through the program.
◦Admissions Application Processing Portal.  Our proprietary admissions application system automates the admissions application process for degree programs. This system is customized to meet each degree program’s unique application requirements.
Learning and Student Success Technology and Services
    2UOS provides the following technology and services to develop engaging curriculum for our offerings and to support the student learning experience:
•Learning Technology.  We deliver our offerings through a combination of proprietary and third-party learning platforms. For our degree programs, our online learning platform provides a live and engaging classroom environment that is accessible through proprietary web, mobile and TV applications, as well as offline for convenient consumption of asynchronous coursework. Our STEM-based education tools and collaborative annotation technology significantly enhance the learning experience for degree program students and instruction capabilities for faculty.

•Live Classes. Our offerings feature live, online classes, in addition to interactive asynchronous learning experiences. We provide technology tools to reduce friction in the virtual learning environment for students and professors. Live classes provide the opportunity for students to build community with peers and receive personalized and real-time instructor support, which is a cornerstone of our approach to delivering degree programs. To maximize the benefit of these synchronous live sessions, we employ a flipped classroom model, which focuses on dynamic interactive learning rather than solely direct teacher instruction.
•Curriculum.  For many of our offerings, our learning design and development experts collaborate with faculty to produce high-quality, engaging, online coursework and content. Our learner-centered approach to curriculum design incorporates our university clients’ pedagogical preferences and is founded in principles of learning science. We use a learning management system that facilitates authoring and hosting asynchronous learning activities. In our Alternative Credential Segment, we use an application to make real-time updates to our curriculum to keep certain offerings current in quickly evolving fields such as coding, data analytics and cybersecurity.
•Placements.   Using our global network of clinics, hospitals, schools and other sites, our field placement team secures local placements for students enrolled in degree programs such as nursing, social work, teaching and other programs that require field placements to satisfy curriculum and accreditation requirements. We have integrated placements into our learning technology to enable students, faculty and field placement supervisors to monitor completion of student field work directly from our platform.
•Hybrid Experiences.  Many of our university clients’ degree programs require students to attend in-person immersions. These experiences provide students with collaborative learning experiences where they develop invaluable personal and professional relationships. We provide the resources and technology to support our clients in facilitating these experiences.
•Accessibility.  Our platform provides many features to accommodate the accessibility needs of students with disabilities, including clear navigation, flexible and robust content display, and compatibility with screen-reading and assistive keyboard technologies. Working with our university clients, we support certain accommodations requested by students with disabilities, including providing real-time sign language and captioning for live classes and audio descriptions of video content we produce.
•Faculty and Student Success.  We augment each student’s academic experience by providing ongoing, personalized non-academic support. For degree programs, we provide a dedicated team to support and train university administration and faculty on how to use our platform to facilitate high-quality live instruction. In addition, we help our university clients succeed by assisting with faculty recruiting efforts, including attracting, cultivating and vetting a pool of faculty candidates for our university clients. In our boot camp offerings, we use a proprietary analytics platform to capture the sentiment of students in our classes. We use this data to improve our curricula, calibrate differences across classrooms and offer targeted support to students.
•Career Services. We empower students in certain offerings in our Alternative Credential Segment to achieve their career goals by providing feedback on their professional materials, delivering daily online workshops that help them become competitive in the job market, and hosting a variety of engagement opportunities with industry professionals to build their networks. We have strong employer partnerships with top companies around the world and refer our diverse and talented network of students to their open positions.
Key Benefits of our Platform
    We believe our platform provides the following key benefits:
•Extend Institutional Mission and Reach. Our platform enables our university clients to extend their brands and fulfill their missions by delivering high quality education offerings to students anywhere in the world, while maintaining their academic rigor and admissions standards.
•Low Financial Risk for Universities. We make the initial investment required to launch new offerings across our portfolio. In our Degree Program Segment, in particular, we make significant investments in technology, integration, content production, marketing, student and faculty support, and other services. Our revenue-share model, combined with long contractual terms in this segment, enables us to make these investments without significant financial risk to our university clients.

•Turnkey Solution. Our platform provides a broad set of capabilities that would otherwise require universities to purchase multiple, disparate point solutions, and significantly increase headcount in marketing, data analytics, technology and other areas.
•Qualified Student Enrollment. Our robust marketing capabilities enable us to find qualified students for our university clients’ degree programs who meet the university’s admissions criteria.
•Outcomes.  Our platform allows students to pursue a wide range of high-quality education offerings provided by leading universities. Through these offerings, students obtain valuable skills and credentials that can create upward career mobility, facilitate a transition to a new field or lead to personal enrichment.
•Support. High-quality student support is a central pillar of our platform. Prior to enrollment, our support teams work with prospective students as they consider and apply to a particular offering. Once enrolled, we augment each student’s academic experience by assigning a dedicated advisor to provide ongoing individualized non-academic support. In addition, we provide a career success advisor that can assist students with determining how the credential they are pursuing will help to further their career. Throughout the student journey, our advisors focus on retention and completion or graduation by using data analysis to predict when students may need additional support, such as personalized coaching plans.
Our Growth Strategy
    We intend to continue our industry leadership as a provider of a digital education platform that enables nonprofit colleges and universities to deliver education online. Our approach to growth is disciplined and focused on long-term success. The principal elements of our strategy are to increase student enrollments by:
•Scaling Existing Offerings. We intend to continue increasing the number of enrollments in our offerings that have not yet launched or that have not yet reached maturity. We plan to scale these offerings by expanding the reach and diversity of our marketing channels, adapting our offerings to respond to market demand and making incremental improvements to our learning technology.
•Expanding Relationships with Existing University Clients. We believe there are significant opportunities among our current university clients to expand the number of offerings we power on their behalf. This may include launching additional undergraduate, graduate, professional certificate, short course, and boot camp offerings with any of our existing partners.
•Adding New University Clients. We intend to add new top tier universities to our university client base and to develop offerings spanning the Career Curriculum Continuum for these clients, including undergraduate, graduate, professional certificate, short course, and boot camp offerings.
•Expanding Offerings Across the Career Curriculum Continuum. We intend to continue evolving our offering portfolio to meet the demands of lifelong learners by expanding our offerings across the Career Curriculum Continuum in accordance with our university client roadmaps. This expansion could include new offering types or bundles, such as for credit offerings in our Alternative Credential Segment, stacked or micro credentials, and shorter form “sprints.” In every new offering we strive to facilitate experiences that are high quality, blended and connected, accessible and affordable, and relevant.
•Adapting Offerings for Additional Distribution Channels. We believe there are significant opportunities to enable additional distribution channels, such as enterprise and international, without building new content. For example, we may make adaptations to content, language, and branding of our current offerings.
Clients
    As of December 31, 2020, we had more than 75 university clients with more than 500 offerings. Our university clients are nonprofit colleges and universities, and include many public universities. In 2020, our offerings with five university clients accounted for approximately 30% of our consolidated revenue. We expect that our offerings with these university clients will continue to account for a large portion of our revenue until our other offerings become more mature.
Competition
    The overall market for technology solutions that enable higher education providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of students, universities and educators and frequent introductions of new delivery methods. Several competitors provide platforms that compete with some of the capabilities of our platform.
     In addition, massive open online course providers have evolved from providing their traditional courses to providing degrees, short course certificates and similar non-degree alternatives. We also face competition from companies providing corporate training programs, boot camps and online courses taught outside the university environment (e.g., by experts in various fields). Many of these companies provide components of the technology and services we provide, and these companies may choose to pursue some of the institutions we target. Moreover, nonprofit colleges and universities may elect to continue using or develop their own online learning solutions in-house.
    We expect that the competitive landscape will continue to expand as the market for online education offerings at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:
•robustness and evolution of technology solutions and content;
•brand awareness and reputation;
•ability of online degree programs, short courses and boot camps to deliver desired student outcomes;
•breadth and depth of service offering;
•ability to make significant investments in launching and operating degree programs;
•expertise in marketing, student acquisition and student retention;
•student and faculty experience;
•ease of deployment and use of technology solutions;
•level of customization, configurability, integration, security, scalability and reliability of technology solutions; and
•quality of university client base and track record of performance.
    We believe we compete favorably on the basis of these factors. Our ability to remain competitive will depend, to a great extent, on our ability to consistently deliver high-quality offerings; meet university client needs for content development; attract, support and retain students; and deliver desired student, faculty and university outcomes.
Seasonality
    We experience seasonality in our marketing and sales expense in both our Degree Program Segment and our Alternative Credential Segment. We typically reduce our paid search and other marketing and sales efforts during late November and December because of less demand during the holiday season. We generally do not experience pronounced seasonality in our revenue, although revenue can fluctuate significantly from quarter to quarter due to variations driven by the varying academic schedules of our offerings and university clients.
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
    The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every seven years. The reauthorization process is ongoing.
    The reauthorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university clients. In addition, the DOE frequently conducts rulemakings that may impact our business and we expect each incoming administration to change the DOE rules in accordance with its policy priorities regardless of whether the HEA is reauthorized by Congress. The DOE also issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. DOE guidance is subject to change and such changes may impact our business model.
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
    Current DOE rules material to our business include the incentive compensation rule, the misrepresentation rule, the “written arrangements” rules and state authorization requirements, which are discussed in further detail below.
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
    Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a DCL and is not codified by statute or regulation, the rule could technically be altered or removed without customary administrative procedural requirements, such as adequate prior notice, that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our university clients, or in an action that does not involve us at all. Finally, while most states defer to DOE regulations, different versions of the federal incentive compensation rule exist under state law, and such statutes or rules, or their interpretation, may change at any time. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court could require us to change our business model, and separate revisions at the state level could require us to amend certain of our contracts.
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
    Accrediting agencies are also responsible for assuring that any “written arrangements” to outsource academic instruction meet accreditation standards and related regulations of the DOE. Our operations are generally not subject to such “written arrangements” rules because academic instruction is provided by our university client institutions and not by us; however, the “written arrangements” rules may apply to online programs in the Alternative Credential Segment to the extent such courses are outsourced by university clients.
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
    DOE requires, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to the DOE upon request. This regulation increases the importance of state authorization because failure to obtain the necessary state authorization for online programs (which may also be obtained through participation in a state authorization reciprocity agreement) could result in an obligation to return federal funds received by an institution. The federal state authorization rules were updated in July 2020 to, among other things, require more detailed disclosure requirements about whether particular states have authorized programs that may lead to professional licensure, which created an additional compliance burden for many of our partner institutions.
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
Other Laws
    Our activities are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the FTC, state and federal consumer lending laws, student accessibility requirements, federal and state data protection and privacy requirements and foreign and U.S. anti-corruption regulations.
Human Capital Resources
General Information About Our Human Capital Resources

As of December 31, 2020, we had approximately 3,772 full-time employees and 2,834 part-time employees worldwide. Approximately 5,519 of our employees are located in the U.S., approximately 753 of our employees are located in Cape Town, South Africa, and approximately 334 employees are located in other jurisdictions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Our Culture
    2U was founded on a set of “guiding principles” that are core to our culture and guide big and small decisions every day. New employees are introduced to the guiding principles in orientation and are expected to bring these guiding principles to life as they work with their teams, interact with our university clients and students or otherwise represent 2U in the community.
•Cherish each opportunity. Life is short, so treasure every moment.
•Give a damn. Care about what you do each day.
•Strive for excellence. Don’t settle for second best.
•Be bold and fearless. Question the status quo and embrace change.
•Be candid, honest and open. Listen to others and offer respectful feedback.
•Have fun. Fun is important. Fun is simply better.
•Make service your mission. Give the highest level of support to our partners and to one another.
•Don’t let the skeptic win. “No” is easy. “Yes” is hard. Fight for “yes.”
•Relationships matter. Invest the time, build trust, and value differences.
Human Capital Measures and Objectives

2U is dedicated to eliminating the back row in higher education and our employees are critical to achieving this mission. We believe that when our employees feel appreciated and included they can be more creative, innovative, and better serve our university clients and students. Human capital measures and objectives that we focus on in managing our business include talent acquisition and retention, diversity and inclusion, employee development and training, community involvement and employee experience and wellness.

•Talent Acquisition and Retention. We seek to recruit, retain and incentivize highly talented employees and our compensation and benefits programs are aligned with these goals. We are committed to providing total rewards programs for our employees that are market-competitive and based on their contribution and performance. To foster a stronger sense of ownership and align the interests of employees with stockholders, we provide equity compensation in the form of performance and service-based restricted stock units to eligible employees under our broad-based stock compensation program. We also offer eligible employees the ability to participate in our Employee Stock Purchase Plan, which enables them to purchase shares of our stock at a discount. We also provide comprehensive benefits for employees and their families, which are tailored to the various geographies in which we operate.

•Diversity and Inclusion. We believe an equitable and inclusive environment with diverse teams produces more creative solutions and results in better outcomes for our university clients and students. We strive to attract, retain and promote diverse talent at all levels of the organization. Our Board is 33% women and 33% people of color and our executive team is 25% women and 25% people of color. We have established a diversity and inclusion committee, known as MOSAIC, that serves as a liaison with management on diversity and inclusion issues and we maintain executive-sponsored business resource networks (“BRNs”) that offer a forum for employees to network and engage in professional development activities. As of December 31, 2020 we had 5 BRNs focused on the following groups: Black/African American, Women, LGBTQ+, Asian Pacific Islander and Latinx. Our diversity and inclusion principles are also reflected in our employee training programs, which include trainings on non-discrimination and harassment and unconscious bias.

•Employee Development and Training. We provide a range of mandatory and optional employee development programs and opportunities for employees to develop the skills they need to be successful. Our learning and development teams create and teach a variety of live courses and our employees also have free access to a library of learning resources via LinkedIn Learning. In addition, we offer a tuition reimbursement benefit for employees, which allows eligible employees and their family members to receive reimbursement for completion of certain of our offerings.

•Community Involvement. We are committed to making an impact in our local communities through volunteering, financial donations, scholarships and other forms of engagement. Our corporate social responsibility program, “2U Engage”, supports local non-profit organizations in each location where we have a 2U office with a focus on organizations that are aligned with our mission to provide access to quality education. Employees are encouraged to volunteer for these organizations throughout the year using our “Volunteer Paid Time Off” program and bi-annually through Company-organized “Days of Service” events. We also endeavor to support the local community through scholarship initiatives, which focus on reaching the Black, Latinx and indigenous communities, as well as women and individuals from low income households.

•Employee Experience and Wellness. We strive to create employee programs that promote our guiding principles, support employee wellness and enable employees to work productively. Particularly during the COVID-19 pandemic with our global workforce working primarily remotely, supporting and engaging our employees has been our top priority. These efforts include providing access to free wellness resources such as meditation and mental health support, stipends for home-office improvements and Wi-Fi access, a Company-wide “Daily Dose of Team Time” call to foster employee engagement and connection and hosting remote-versions of our annual employee events.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section of our Annual Report on Form 10-K and summarized below. This risk factor summary does not contain all of the information that may be important to you, and you should read the risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section as well as elsewhere in this Annual Report on Form 10-K.
Risks Related to the COVID-19 Pandemic
•The global coronavirus pandemic could harm our business, results of operations, and financial condition.
Risks Related to Our Business Model
•We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.
•Our financial performance depends heavily on our ability to recruit qualified potential students for our offerings, and our ability to do so may be affected by circumstances beyond our control.
•Our business depends heavily on the adoption by colleges and universities of online delivery of their educational offerings.
•To launch a new degree program, we must incur significant expense in technology and content development, as well as in marketing and sales to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.
•If new offerings do not scale efficiently and in the time frames we expect, our reputation and our revenue will suffer.
•Our financial performance depends heavily on student retention within our offerings, and factors influencing student retention may be out of our control.
•A significant portion of our revenue is currently attributable to offerings with five university clients. The loss of, or a decline in enrollment in, these offerings could significantly reduce our revenue.
•The loss, or material underperformance, of any one of our degree programs could harm our reputation, which could in turn affect our future revenue growth.
Risks Related to Our Operations and Our Growth Strategy
•Our student acquisition efforts depend in large part upon a limited number of third-party advertising platforms.
•If our security measures or those of our third-party service providers are breached or fail and result in unauthorized disclosure of data, we could lose university clients, fail to attract new university clients and be exposed to protracted and costly litigation.
•Disruption to or failures of our platform could reduce university client and student satisfaction with our offerings and could harm our reputation.
•If we fail to manage our growth effectively, the success of our business model will be compromised.
•We may expand by acquiring or investing in other companies or technologies, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
•We face competition from established and emerging companies, which could divert university clients or students to our competitors, result in pricing pressure and significantly reduce our revenue.
•If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

•We maintain offices outside of the United States, have international residents that apply to and enroll in our offerings and plan to expand our international business, which exposes us to risks inherent in international operations.
Risks Related to Our Indebtedness and Capital Structure
•Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our indebtedness.
•Despite current indebtedness levels and existing restrictive covenants, we may still incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.
•The Credit Agreement contains financial covenants that may limit our operational flexibility.
•To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
•We may be unable to raise the funds necessary to repurchase the Notes for cash following a “fundamental change,” or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
•Conversion of the Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
•Provisions in the Indenture and in the Credit Agreement could delay or prevent an otherwise beneficial takeover of us.
•The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
•The capped call transactions may affect the value of our common stock.
•We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
Risks Related to Regulation of Our Business and That of Our University Clients
•Our business model relies on university client institutions complying with federal and state laws and regulations.
•Our activities are subject to federal and state laws and regulations and other requirements.
•Activities of the U.S. Congress or Department of Education could result in adverse legislation or regulatory action.
•Our business model, which depends on our ability to receive a share of tuition revenue as payment from our university clients, has been validated by a DOE “dear colleague” letter, but such validation is not codified by statute or regulation and may be subject to change.
•If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our university clients for substantial fines, sanctions or other liabilities.
•Our future growth could be impaired if our university clients fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain states.
•Evolving regulations and legal obligations related to data privacy, data protection and information security and our actual or perceived failure to comply with such obligations, could have an adverse effect on our business.
Risk Factors
Risks Related to the COVID-19 Pandemic
The global coronavirus pandemic could harm our business, results of operations, and financial condition.
The ongoing and rapidly evolving COVID-19 pandemic has caused, and continues to cause, significant disruptions to the flow of the economy and is putting unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, governments and businesses have implemented, and are continuing to implement, numerous unprecedented measures, including orders to shelter-in-place, travel restrictions, mandated business closures and social distancing orders, which have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. Furthermore, different jurisdictions are in varying stages of restrictions and have achieved varying degrees of success at controlling the spread of the pandemic, with many jurisdictions seeing a resurgence in COVID-19 cases and subsequently having to halt or reverse their reopening plans. As such, we cannot predict, with any degree of certainty, the ultimate duration and severity of the adverse effects of the COVID-19 pandemic and the measures taken in response to the pandemic on the global economy and our business, or the likelihood or frequency of future resurgence of the COVID-19 pandemic or other similar major public health concerns.
In response to the COVID-19 pandemic, we have taken steps to protect and assist our employees, including requiring employees in most of our offices to work remotely, implementing travel restrictions that prohibit all non-essential business travel, postponing, cancelling or converting to virtual-only certain industry, analyst and employee events.
This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, including the measures we have taken, could cause disruptions and severely impact our business, including, but not limited to:
•causing one or more of our university clients to file for bankruptcy protection or shut down;
•reducing student demand for our degree programs, short courses and boot camps, whether due to funding constraints related to loss of employment or lack of interest in pursuing education during a period of uncertainty;
•impacting current and prospective university clients’ desire to launch new educational offerings with us;
•negatively impacting collections of accounts receivable;
•negatively impacting our ability to facilitate in-program placements for students in clinical graduate programs;
•increased cyberattacks and security challenges as our employees and those of our university clients and third-party service providers work remotely from networks that may be less secure;
•negatively impacting the efficiency of our marketing activities;
•difficulties or delays in ramping, training and retaining new employees in an effective manner;
•negative physical and mental health impacts on, and resulting unavailability or reduced productivity of, our key executives or other employees as a result of such employees or their family members contracting the virus, being placed in quarantine or self-isolation, being in jurisdictions where travel or other activities remain restricted, or due to prolonged social isolation or distancing measures;
•delays to the anticipated launch dates of our offerings;
•inability to meet in person or otherwise effectively communicate with our current or potential university clients, which may negatively affect our current and future relationships with such university clients;
•changes in our internal controls, policies and procedures due to remote work arrangements, which may result in significant deficiencies or material weaknesses in our internal controls in the preparation of our financial reports and the resulting increased costs of controls and compliance oversight activities; and
•harming our business, results of operations and financial condition.
We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and how our business and results of operation will be impacted as the COVID-19 pandemic tapers, particularly as a vaccine becomes widely distributed. As a result, we expect to face difficulty accurately predicting our internal financial forecasts.
The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in this “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material.

Risks Related to Our Business Model
Our limited operating history, and the evolving scope of our offerings, make it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future.
We were incorporated in 2008 and launched our first graduate program in 2009. In July 2017, we acquired GetSmarter and extended our offerings to include premium online short courses, and in May 2019, we acquired Trilogy and further extended our offerings to include skills-based boot camps. As a result of our limited operating history, and the evolving scope of our offerings, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of risks and uncertainties. If our assumptions regarding these risks and uncertainties are incorrect or change, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.
We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.
We incurred net losses of $216.5 million, $235.2 million, and $38.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to expend substantial financial and other resources on technology and production efforts to support a growing number of offerings and our marketing and sales efforts to drive the acquisition of potential students. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we may be unable to achieve and maintain profitability, and the value of our company and our common stock could decline significantly.
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
We have experienced, and may in the future experience, fluctuations in our student enrollments based on a variety of factors. For example, student enrollments have declined, and may decline in the future, due to our university clients changing their admissions standards. In addition, beginning in March 2020, we experienced an increase in student enrollments in our offerings as a result of the COVID-19 pandemic. We are unable to predict the impact of the COVID-19 pandemic on student enrollments in the future, and in particular, we do not know if student enrollments will return to pre-pandemic levels as the COVID-19 pandemic tapers.
The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining student enrollment in our offerings in a cost-effective manner or at all, which would adversely affect our revenue and ability to achieve profitability:
•Negative perceptions about online learning programs. Online offerings that we or our competitors provide may not be successful or operate efficiently, and new entrants to the market also may not perform well. Such underperformance could create the perception that online offerings in general are not an effective way to educate students, whether or not our offerings achieve satisfactory performance.
•Unsuccessful marketing efforts. We invest substantial resources in developing and implementing data-driven marketing strategies that focus on identifying the right potential student at the right time. These marketing efforts make substantial use of search engine optimization, paid search, social media and custom website development and deployment and we rely on a small number of internet search engines and marketing partners. The effectiveness of our marketing efforts has varied over time and from offering to offering based on economic conditions, competition, offerings type, university client reputation and other factors.
•Damage to university client reputation. Because we use a university client’s brand in connection with our marketing efforts for their offerings, our university clients’ reputations are critical to our ability to enroll students. Many factors affecting our university clients’ reputations are beyond our control and can change over time, including their academic performance, ranking among nonprofit educational institutions and university leadership positions.

•Lack of interest in an offering. We may encounter difficulties attracting qualified students for offerings that are not highly desired or that are relatively new within their fields. Macroeconomic conditions beyond our control may diminish interest in employment in a field, which could contribute to a lack of interest in offerings related to that field.
•Reduced support from our university clients. Our ability to grow our revenue from a particular offering depends on the growth of enrollment in that offering. Our university clients could limit enrollment in their offerings, cease providing the offerings altogether or significantly curtail or inhibit our ability to promote their offerings, any of which would negatively impact our revenue.
•Our lack of control over our university clients’ admissions standards and admissions decisions for degree programs. Even if we identify prospective students for a degree program, there is no guarantee that students will be admitted to that program. In the Degree Program Segment, our university clients retain complete discretion over setting admissions standards and making admissions decisions, and university clients may change admissions standards or inconsistently apply admissions standards.
•Inability of students to secure funding. Like on-campus college and university students, many of the students in our university clients’ offerings, in particular degree programs, rely on the availability of third-party financing to pay for tuition and other costs of their educations. This may include federal or private student loans, scholarships and grants, or benefits or reimbursement provided by an employer. Any developments that reduce the availability or increase the cost of financial aid for higher education generally, or for our university clients’ offerings, could impair students’ abilities to meet their financial obligations.
•General economic conditions. Student enrollment in our offerings may be affected by changes in global economic conditions, including changes caused by the COVID-19 pandemic. An improvement in economic conditions and, in particular, an improvement in the economic conditions in the U.S. and the U.S. unemployment rate, may reduce demand among potential students for educational services, as they may find adequate employment without additional education. Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor educational opportunities for their employees or discourage existing or potential students from pursuing additional education due to a perception that there are insufficient job opportunities, increased economic uncertainty or other factors, any of which could adversely impact our ability to attract qualified students to our offerings.
Our business depends heavily on the adoption by colleges and universities of online delivery of their educational offerings. If we fail to attract new university clients, or if new leadership at existing university clients does not have an interest in continuing or expanding online delivery of their educational offerings, our revenue growth and profitability may suffer.
The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities to provide their offerings online. In particular, to engage new university clients, we need to convince potential university clients, many of which have been educating students only in on-campus programs for hundreds of years, to invest significant time and resources to introduce a new teaching modality. The delivery of online education at leading nonprofit colleges and universities is evolving, but many administrators and faculty members continue to have concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high-quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and online programs of the kind we develop with our university clients may not achieve significant market acceptance. In addition, our university clients have regular turnover in their leadership positions, and there is no guarantee that any new leader will have an interest in continuing or expanding online delivery of the university’s educational offerings. If new leaders at our university clients do not embrace online delivery of educational offerings, we may not be able to add additional offerings with the university client and the university client may attempt to terminate or may not renew their relationship with us.
The market for our offerings may be limited based on the types of nonprofit colleges and universities we target and due to exclusivity provisions in certain of our contracts with university clients. We have agreed to incur, and we may incur in the future, costs to terminate some or all of the exclusivity obligations in certain of our university client contracts.
Certain of our contracts with our university clients limit our ability to enable competitive offerings with other schools. In our Degree Program Segment, we have determined that enabling some of these contractually prohibited competitive programs may be part of our business strategy. We have in the past, and may in the future, agree with certain university clients to do some or all of the following to reduce or eliminate certain exclusivity obligations: make fixed and contingent cash payments over time, reduce our revenue share over time, and/or make minimum investments in marketing under certain conditions.
In addition, in order to maintain good relations with our university clients, we may decide not to approach certain institutions that our university clients regard as their direct competitors to offer similar programs or courses, even if we are allowed to do so under our contracts. If we need to incur contingent costs in connection with enabling competitive offerings or if we determine not to approach certain institutions, our ability to grow our business and achieve profitability would be impaired.
Attracting new university clients for the launch of new offerings is complex and time-consuming. If we pursue unsuccessful opportunities, we may forgo more profitable opportunities and our operating results and growth would be harmed.
The process of identifying new offerings at nonprofit colleges and universities, and then negotiating contracts with potential university clients, is complex and time-consuming. Because of the initial reluctance on the part of some nonprofit colleges and universities to embrace online delivery of their education offerings and the complicated approval process within universities, our sales process to attract and engage a new university client can be lengthy.
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
To launch a new degree program, we must integrate components of our platform with the various student information and other operating systems our university clients use to manage functions within their institutions. In addition, our content development staff must work closely with the university client’s faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process is time-consuming and costly and, under our agreements with our university clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue and there is no guarantee we will ever recoup these costs.
In exchange for the upfront investments we make in our university clients’ degree programs, our university client agreements provide that we receive a fixed percentage of the tuition that the university clients receive from the students enrolled in their degree programs. We only begin to recover these upfront costs once students are enrolled and our university clients begin billing students for tuition and fees. The time that it takes for us to recover our investment in a new degree program depends on a variety of factors, primarily our content development costs, student acquisition costs, the rate of growth in student enrollment in the program, and the tuition of the program. We estimate that, on average, it takes approximately four to five years after engagement with a university client to fully recover our investment in that university client’s new degree program. Because of the lengthy period required to recoup our investment in a new degree program, unexpected developments beyond our control could occur that result in the university client ceasing or significantly curtailing a degree program before we are able to fully recoup our investment. As a result, we may ultimately be unable to recover the full investment that we make in a new degree program or achieve our expected level of profitability for the degree program.
If new offerings do not scale efficiently and in the time frames we expect, our reputation and our revenue will suffer.
Our continued growth and profitability depends on our and our university clients’ ability to successfully scale newly launched offerings. Our ability to scale new offerings in the time frame we expect has varied over time and from offering to offering. If we are not successful in recruiting potential students for our offerings, it would adversely impact our ability to generate revenue, and our university clients and the students in their offerings could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new offerings, our university clients’ and their students’ experiences may suffer, which could damage our reputation among colleges and universities and their faculty and students and impact our ability to acquire new university clients.
In addition, in our Degree Program Segment, if our university clients cannot quickly develop the infrastructure and hire sufficient faculty and administrators to handle growing student enrollments, our university clients’ and their students’ experiences with our platform may suffer, which could damage our reputation among colleges and universities and their faculty and students.
Our ability to efficiently scale new offerings will depend on a number of factors, including our ability to:
•satisfy existing students in, and attract and enroll new students for, our offerings;
•assist our university clients in recruiting qualified faculty to support their expanding enrollments;

•assist our university clients in developing and producing an increased volume of course content;
•successfully introduce new features and enhancements and maintain a high level of functionality in our platform; and
•deliver high-quality support to our university clients and their faculty and students.
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
Once a student is enrolled in an offering, we and our university client must retain the student over the life of the offering to generate ongoing revenue. Our strategy involves offering high-quality support to students enrolled in these offerings to support their retention. If we are unable to help students quickly resolve any educational, technological or logistical issues they encounter, otherwise provide effective ongoing support to students or deliver high-quality, engaging educational content, students may withdraw from the offering, which would negatively impact our revenue.
In addition, student retention could be compromised by the following factors, many of which are largely outside of our control:
•Lack of support from faculty members in our university clients’ degree programs. It takes a significant time commitment and dedication from our university clients’ faculty members to work with us to develop course content for their degree programs and courses designed for an online learning environment. Our university clients’ faculty may be unfamiliar with the development and production process, may not understand the time commitment involved, or may otherwise be resistant to changing the ways in which they present the same content in an on-campus class. Our ability to maintain high student retention will depend in part on our ability to convince our university clients’ faculty of the value in the time and effort they will spend developing the course content. Lack of support from faculty could cause the quality of our degree programs to decline, which could contribute to decreased student satisfaction and retention in our Degree Program Segment.
•Student dissatisfaction. Enrolled students may drop out of our offerings based on their individual perceptions of the value they are getting from the offering. For example, we may face retention challenges as a result of students’ dissatisfaction with our university clients’ faculty, changing views of the value of our offerings and perceptions of employment prospects following completion of the offering.
•Personal factors. Personal factors, such as ability to continue to pay tuition, ability to meet the rigorous demands of the offering, and lack of time to continue classes, all of which are generally beyond our control, may impact a student’s willingness and ability to stay enrolled in an offering.
If student retention is compromised by any of these factors, it could significantly reduce the revenue that we generate from our offerings, which would negatively impact our return on investment for the particular offering, and could compromise our ability to grow our business and achieve profitability.
A significant portion of our revenue is currently attributable to offerings with five university clients. The loss of, or a decline in enrollment in, these offerings could significantly reduce our revenue.
We expect that our offerings with our five largest university clients will continue to account for a large portion of our consolidated revenue until our other university client offerings become more mature and achieve significantly higher enrollment levels. Any decline in reputation, any increase in tuition, or any changes in policies or leadership at these university clients, could adversely affect the number of students that enroll in these offerings. These university clients are not required to expand student enrollment in these online offerings, and, upon the expiration of their contracts, they are not required to continue using us as the provider of these offerings. If certain of these offerings were to materially underperform for any reason or if any of these university clients terminated or did not renew their relationships with us, it would significantly reduce our revenue.

The loss, or material underperformance, of any one of our offerings could harm our reputation, which could in turn affect our future revenue growth.
We rely on our reputation for delivering high-quality online degree programs and alternative credential offerings and recommendations from existing university clients to attract potential new university clients. Therefore, the loss of any single offering, or the failure of any university client to renew its agreement with us upon expiration, could harm our reputation and impair our ability to pursue our growth strategy and ultimately to become profitable.
Risks Related to Our Operations and Our Growth Strategy
Our student acquisition efforts depend in large part upon a limited number of third-party advertising platforms.
Our marketing efforts make substantial use of search engine optimization, paid search, social media and custom website development and deployment and we rely on advertising through a limited number of third-party advertising platforms such as Google, Facebook and LinkedIn, to direct traffic to, and recruit new students for, our offerings. Changes in the way these platforms operate — whether due to changes in law, changes in the practices of mobile operating system providers, or otherwise — or changes in their advertising prices, data use practices, or other terms have impacted the cost and efficiency of our student acquisition efforts in the past and could in the future make marketing our offerings more expensive, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new students on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations and financial condition.
If internet search engines’ methodologies are modified, our search engine optimization capability in connection with our student recruiting efforts could be harmed.
Our search engine optimization capability in connection with our student acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to websites related to our offerings. Our ability to influence the number of visitors directed to these websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. We have experienced fluctuations in our search result listings and website traffic based on changes to search engine algorithms, and future algorithm changes by Google or any other search engines could cause the websites for our offerings to receive less favorable placements, which could reduce the number of prospective students who visit these websites and impact our ability to effectively utilize search engine optimization as part of our student acquisition strategies in the long-term. Further, if our competitors’ search engine optimization efforts are more successful than ours, fewer prospective students may be directed to our websites.
In October 2020, the U.S. Department of Justice brought an antitrust lawsuit against Google claiming that Google improperly uses its monopoly over internet search to impede competition and harm consumers. We cannot predict the impact that this lawsuit may have on advertising costs or Google’s future operations. Any reduction in the number of prospective students directed to our websites could negatively affect our ability to generate prospective students, and ultimately revenue, through our student acquisition activities.
If our security measures or those of our third-party service providers are breached or fail and result in unauthorized disclosure of data, we could lose university clients, fail to attract new university clients and be exposed to protracted and costly litigation.
Our platform and computer systems store and transmit proprietary and confidential university, student, and company information, which may include personal information of students, prospective students, faculty and employees, that are subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our platform and computer systems, including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, phishing attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform and our university clients’ offerings. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. We have implemented certain safeguards and processes to thwart hackers and protect the data in our platform and computer systems. However, our efforts to maintain the security and integrity of our platform, and the cybersecurity measures taken by our third-party service providers may be unable to anticipate, detect or prevent all attempts to compromise our systems. If our, or our third-party service providers’, security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, it could result in the loss or misuse of proprietary and confidential university, student (including prospective student), employee and company information, which could subject us to liability, or interrupt our business, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new university clients and students, cause existing university clients to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or existing students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective university clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.
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
The performance and reliability of our platform is critical to our operations, reputation and ability to attract new university clients, as well as our student acquisition and retention efforts. Our university clients rely on our platform to provide their offerings online, and students access our platform on a frequent basis as an important part of their educational experience. Because our platform is complex and incorporates a variety of hardware and proprietary and third-party software, our platform may have errors or defects that could result in unanticipated downtime for our university clients and students. Web- and mobile- based applications frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our technology and new errors and defects may be detected in the future. In addition, we have experienced and may in the future experience temporary system interruptions to our platform for a variety of reasons, including network failures, power failures, problems with third-party firmware and software updates, as well as an overwhelming numbers of users trying to access our platform. Any errors, defects, disruptions or other performance problems with our platform could damage our or our university clients’ reputations, decrease student satisfaction and retention and impact our ability to attract new students and university clients. If any of these problems occur, our university clients could attempt to terminate their agreements with us, or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our platform could adversely affect our and our university clients’ compliance with applicable regulations and accrediting body standards.
We rely upon Amazon Web Services to host certain aspects of our platform and any disruption of or interference with our use of Amazon Web Services could impair our ability to deliver our platform to university clients and students, resulting in university client and student dissatisfaction, damage to our reputation, and harm to our business.
Our online learning platform and certain of our other technology and services are hosted on data centers provided by Amazon Web Services, or AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of, or interference with our use of, AWS would impact our operations and our business would be adversely impacted. AWS may terminate its agreement with us upon 30 days’ notice. Additionally, AWS has the right to terminate the agreement immediately with notice to us in certain scenarios, such as if AWS believes providing the services could create a substantial economic or technical burden or material security risk for AWS, or in order to comply with the law or requests of governmental entities. If any of our arrangements with AWS is terminated, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.
Our operations depend, in part, on AWS’s abilities to protect their data center hosting facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. The occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform, which would result in harm to our business. In the event of a system failure, the backup systems and disaster recovery services provided by AWS may be insufficient or fail. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability or cause our university clients to fail to renew or terminate their contracts, any of which could harm our business.
Our internal information technology systems are critical to our business. System integration and implementation issues could disrupt our operations, which could have a material adverse impact on our business or result in significant deficiencies or material weaknesses in our internal controls.
We rely on the efficient and uninterrupted operation of complex information technology systems, including systems for billing, human resources, enterprise resource planning, and customer relationship management. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our internal information technology systems. To effectively manage this growth, we must commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information-processing technology as well as evolving industry, regulatory, and accounting standards. If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information technology systems, we could have operational disruptions, significant deficiencies, or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports, or suffer other adverse consequences
If we fail to manage our growth effectively, the success of our business model will be compromised.
We have experienced rapid growth in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and may require us to expand personnel on certain teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to manage the growth of our business efficiently, our costs and expenses may increase more than we plan and we may not successfully expand our university client base, enhance our platform, develop new offerings with new and existing university clients, attract a sufficient number of qualified students in a cost-effective manner, satisfy the requirements of our existing university clients, respond to competitive challenges or otherwise execute our business plan. Accordingly, our historical revenue growth rate may not continue in the future.
Our ability to manage any significant growth of our business effectively will depend on a number of factors, including our ability to:
•effectively recruit, integrate, train and motivate any new employees, while retaining existing employees;
•maintain the beneficial aspects of our corporate culture and effectively execute our business plan;
•implement systems enhancements and continue to improve our operational, financial and management controls;
•protect and further develop our strategic assets, including our intellectual property rights; and
•make sound business decisions in light of the scrutiny associated with operating as a public company.
These activities will require significant capital expenditures and place significant demands on our management and our operational and financial infrastructure.
We may not be able to effectively manage any future growth in a cost-effective or timely manner, or at all, which could negatively affect the quality of our platform, our reputation, results of operations and overall business.
We may expand by acquiring or investing in other companies or technologies, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
We have in the past and may in the future acquire complementary products, services, technologies or businesses. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control. In addition, we may not be able to identify desirable acquisition targets, may incorrectly estimate the value of an acquisition target or may not be successful in entering into an agreement with any particular target. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment, or new business relationship may result in unforeseen operating difficulties and expenditures. The integration process could also result in material challenges, including, without limitation:
•diversion of management’s attention from ongoing business concerns and performance;
•managing a larger combined company;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;
•coordinating geographically separate organizations;

•unanticipated issues in integrating information technology, communications and other systems;
•undetected errors or unauthorized use of a third party’s code in the products of the acquired companies or in the technology acquired;
•breaches of our cybersecurity measures if there are cybersecurity issues we are not aware of at the time of the acquisition;
•entry into highly competitive markets in which we have no or limited direct prior experience and where competitors have stronger market positions;
•the inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•exposure to unknown liabilities, including claims and disputes by third parties against the companies we acquire.
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
In addition, in connection with an acquisition, investment or new business relationship we may:
•issue additional equity securities that would dilute current shareholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations;
•incur large charges or substantial liabilities; or
•become subject to adverse tax consequences.
Any of these outcomes could harm our business and operating results. In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make changes to our operating results based on our impairment assessment process. For example, an interim goodwill impairment test performed in 2019 indicated that the carrying value of Trilogy exceeded its fair value. As a result, we recorded an impairment charge of $70.4 million on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.
We face competition from established and emerging companies, which could divert university clients or students to our competitors, result in pricing pressure and significantly reduce our revenue.
We expect that the online learning market will continue to expand and that the number of degree and non-degree offerings available online will proliferate.
Particularly in the Degree Program Segment, the number of new competitive entrants into the online learning market has expanded rapidly in recent years. As the number of online degree programs expands, we face increasing competition to enroll students in our offerings. This expansion has also resulted in an increase in the number of regional online degree program offerings for potential students. In addition to making enrollment decisions based on factors such as program quality and university brand strength, we have observed potential students giving preference to universities located in their region, which has further impacted the competitive landscape in our Degree Program Segment.
In our Alternative Credential Segment, which has a lower barrier to entry, we are facing increasing competition from massive open online course providers, which have evolved from providing their traditional open online courses to providing short course certificates, nano-degrees and similar non-degree alternatives, as well as from companies that provide corporate training programs and online courses taught outside the university environment (e.g., by experts in various fields). Many of these competitors can leverage the strength of their consumer facing brands to attract students to their offerings at a low cost.

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
A number of competitive factors could cause us to lose potential university client and student opportunities or force us to offer our platform on less favorable economic terms, including:
•competitors may develop service offerings that our potential university clients or students find to be more compelling than ours;
•competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in university client and student requirements, and devote greater resources to the acquisition of qualified students than we can;
•current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and our industry is likely to see an increasing number of new entrants and increased consolidation. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share; and
•colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our platform.
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
For-profit postsecondary institutions, many of which provide course offerings predominantly online, remain under intense regulatory and other scrutiny, which has led to media attention that has portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, exaggerated promises to students, and failure to achieve positive outcomes for students, including the inability to obtain employment in their fields. These allegations have attracted significant adverse media coverage and have prompted ongoing legislative hearings and actions as well as regulatory responses at both the state and federal level. These investigations have focused on specific companies and individuals, and the entire industry in the case of marketing and recruiting practices by for-profit higher education companies. Even though we do not market our platform to for-profit institutions, and have a different business model from them, this negative media attention may nevertheless foster skepticism about online higher education generally and our company specifically. Allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies, even if unfounded, could negatively impact our opportunity to succeed due to increased regulation or decreased demand for our offerings. Our company has been the subject of articles and inquiries by critics of for-profit education models generally, and such critics have advocated for changes in law and regulation at the state and federal level that would be adverse to our business model and sought information regarding the business practices of online program management companies generally. Such critics have sometimes compared our business to that of entities that were formally for-profit institutions and that subsequently converted to non-profit status, and the conflation of these newer business models with our own may increase scrutiny of our business by Congress or regulatory agencies. Any of these factors could negatively impact our ability to increase our university client base and grow our offerings and our revenue, which would make it difficult to continue to grow our business
If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

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
Since 2017, we have significantly increased our international operations, including the number of international applicants and students in our offerings. One element of our growth strategy is to continue expanding our international operations and to establish a worldwide client base. Our current international operations and future initiatives will involve a variety of risks that could constrain our operations and compromise our growth prospects, including:
•the need to localize and adapt online offerings for specific countries, including translation into foreign languages and ensuring that these offerings enable our university clients to comply with local education laws and regulations;
•the burden of complying with a wide variety of laws, including those relating to labor and employment matters, education, data protection and privacy;
•difficulties in staffing and managing foreign operations, including different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;
•lack of familiarity with and unexpected changes in foreign regulatory requirements;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•new and different sources of competition, and practices which may favor local competitors;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, education, privacy and data protection, and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•adverse tax consequences, including liabilities for indirect taxes or the potential for required withholding taxes for our overseas employees;
•terrorist attacks, public health crises, acts of violence or war and adverse environmental conditions;
•a country’s response to the COVID-19 pandemic or economic and political measures taken to contain the spread of COVID-19;
•unstable regional, economic or political conditions; and
•fluctuations in currency exchange rates or restrictions on foreign currency, and the resulting effect on our revenue and expenses.
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
We have a significant employee base in South Africa. We may incur costs complying with labor laws, rules and regulations in South Africa, including laws that regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance with administrative and reporting requirements in respect of affirmative action policies. Our reliance on a workforce in South Africa also exposes us to disruptions in the business, political, and economic environment in that region, as well as natural disasters, public health crises and other environmental conditions. Maintenance of a stable political environment is important to our operations in South Africa, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in South Africa require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States, which could increase our South-African-based costs and decrease our operating margins. Our operations in South Africa may also subject us to trade restrictions, exchange control limitations, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.
We engage some individuals classified as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business would be adversely impacted.
We engage independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that our current or former independent contractor classifications are inapplicable. Further, if legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation or reimbursing expenses. In addition, if our independent contractors are determined to have been misclassified as independent contractors, we would incur additional exposure under federal and state law, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain other personnel.
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
Risks Related to Our Indebtedness and Capital Structure
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2020, we had approximately $384.8 million of indebtedness on a consolidated basis. See Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
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
In addition, any variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. On July 27, 2017, the authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
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
If we are unable to generate sufficient cash from operating activities or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or amounts paid upon conversion of the Notes, or if we fail to comply with the various covenants in the instruments governing our indebtedness and we are unable to obtain waivers from the required lenders or noteholders, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. As a result, we could be forced into bankruptcy or liquidation.
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
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets at the issuance date, and the value attributed to the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our reported or future financial results or the trading price of our common stock.
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
As of December 31, 2020, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. During the three-year period ended December 31, 2016, we determined that such an ownership change occurred. Absent a subsequent ownership change, however, all of our historical net operating losses should be available. Therefore, the occurrence of the ownership change during the three-year period ended December 31, 2016 is not expected to limit our ability to carry forward historical net operating losses before expiration. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it would harm our future financial statement results by increasing our future tax obligations. We also have net operating loss carryforwards in South Africa, the United Kingdom and Canada, and there is no guarantee that entities in these countries will generate enough taxable income to fully utilize them.
We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
We may need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings or enhance our platform. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance, all of which may be impacted by the COVID-19 pandemic. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, under our Credit Agreement, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.
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
The process of reauthorization of the HEA began in 2014 and is expected to continue until the HEA is updated. Congressional hearings will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters. Future hearings may include a discussion of the role of online program management companies.
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
In addition, regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. For example, in September 2015, the DOE publicly released its College Scorecard website, a tool aimed at helping students make informed decisions about education options after high school (including 2 and 4-year degree programs, certificate programs and some degree programs). In May 2019, the DOE expanded the data available in College Scorecard and students can now view data regarding salary after completion or graduation, graduation rates, average cost, transfer rates, median debt after graduation, and earnings based on fields of study, among other data. College Scorecard data may not accurately reflect our university clients’ offerings because it only includes students who are recipients of Title IV program funds and does not distinguish between a university’s online and campus-based programs, however it may impact enrollment in our offerings if students have a negative impression of our university clients’ offerings based on the data presented. The DOE is expected to update the data annually to demonstrate how graduates’ earning prospects and debt levels progress in years following completion or graduation. We cannot predict the impact that College Scorecard or other DOE initiatives may have on enrollment in our offerings, reputation or operating results or how this tool may be changed in the future.
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
Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a “dear colleague” letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without customary administrative procedural requirements, such as adequate prior notice, that accompany formal agency rulemaking. Although the DCL represents the current policy of the DOE, the bundled services rule could be reviewed, altered or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to how the DCL would be interpreted by a court. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, whether in an action involving our company or our university clients, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our university client contracts and could compromise our ability to generate revenue.
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
Various federal, state and foreign legislative, regulatory or other governmental bodies have adopted laws or regulations concerning privacy, security, data storage and data protection that could materially adversely impact our business. Moreover much of the personal information we collect and process is regulated by multiple privacy laws across various jurisdictions. For example, the General Data Protection Regulation (“GDPR”), which took effect in May 2018, introduced new requirements for the protection of personal data of individuals in the EU and substantial fines for non-compliance, including fines up to 4% of a Company’s annual global revenue. However, with the withdrawal of the UK from the EU, we must also comply with the local laws of that jurisdiction such as the UK Data Protection Act 2018 and the United Kingdom General Data Protection Regulation. This introduces the risk of possible enforcement from a separate data protection authority, with its distinct power to impose substantial fines for non-compliance. As another example, in July 2020, South Africa’s privacy law known as the Protection of Personal Information Act became effective, which introduced new requirements for processing of personal information by entities domiciled in South Africa and our Company must comply with these laws.
We are also subject to evolving EU laws on data transfer, as we may transfer personal data from the European Economic Area to other jurisdictions. In July 2020, the European courts invalidated the EU-U.S. Privacy Shield framework and drew into question the long-term viability of an alternative means of data transfer, the Standard Contractual Clauses (SCC). Currently, we rely on SCCs to meet EU adequacy requirements for cross-border transfer of personal information. The European Commission has proposed new modular SCCs and we or our service providers may be required to execute new SCCs and make modifications to our practice in order to comply.
In the U.S., California passed the California Consumer Privacy Act (“CCPA”) in 2018, which took effect in January 2020. Pursuant to the CCPA, we are required, among other things, to meet certain enhanced notice requirements to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, and provide Californians with other choices related to personal data in our possession. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Aspects of the CCPA remain uncertain, and we or our service providers may be required or choose to make modifications to our policies or practices in order to comply.
We also expect that there will continue to be new proposed laws, regulations, rulings and industry standards concerning privacy, security, data storage and data protection in the U.S., the EU and other jurisdictions and we cannot yet determine the impact such future laws, regulations, rulings and standards may have on our business. For example, the European ePrivacy Directive (Directive 2002/58/EC, as amended by Directive 2009/136/EC), which obliges EU member states to introduce certain national laws regulating privacy in the electronic communications sector, will soon be replaced by the ePrivacy Regulation. As the text of the ePrivacy Regulation is still under development and in draft form, and as further guidance is issued and interpretations of both the ePrivacy Regulation and the GDPR develop, it is difficult to assess the impact of either on our business or operations, but it may require us to modify our data practices and policies (e.g., in relation to management of cookies and direct marketing messages sent through different media) and we could incur substantial costs as a result. In addition, new or updated privacy laws in India and Singapore are expected to come into force in 2021, and Canada and Australia are considering major revisions to their respective privacy regimes. In the U.S., various states have proposed privacy laws that represent a trend towards stronger privacy protections and greater data transparency. In November, California voters approved the California Privacy Rights Act (CPRA) through a ballot measure. The CPRA will amend the CCPA, giving Californians additional control over their personal information and imposing further obligations on businesses processing the personal information of Californians. The CPRA includes the creation of a privacy-specific enforcement agency, the first of its kind in any U.S. state, that will be singularly focused on enforcing the new law. The CPRA takes effect on January 1, 2023. Without an overarching federal law driving privacy compliance in the U.S., the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state attorneys general.
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
Future litigation may be necessary to defend ourselves or our university clients from intellectual property infringement claims or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and would be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•hurt our reputation;
•adversely affect our relationships with our current or future university clients;
•cause delays or stoppages in providing our platform;
•divert management’s attention and resources;
•require technology changes to our software that could cause us to incur substantial cost;
•subject us to significant liabilities; and
•require us to cease some or all of our activities.
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
We may incur liability, or our reputation may be harmed, as a result of the activities of our university clients and students or the content in our online learning platforms.
We may be subject to potential liability for the activities of our university clients or students in connection with the data they post or store in our online learning platforms. For example, university personnel or students, or our employees or independent contractors, may post to our online learning platforms various articles or other third-party content for use in class discussions or within asynchronous lessons.
Various U.S. federal statutes may apply to us with respect to these activities. For example, the Digital Millennium Copyright Act of 1998, or DMCA and the Communications Decency Act, or CDA, have provisions that limit our liability for certain content posted by third parties on our platforms.
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
A portion of our platform incorporates so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us to offer our platform that incorporates the open source software for no cost, to make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and to license such modifications or derivative works under the terms of the particular open source license. Our efforts to monitor the use of open source software in our platform to ensure that no open source software is used in such a way as to require us to disclose our source code when we do not wish to do so, may be unable to prevent such use from occurring. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third party without our knowledge, we could, under certain circumstances, be required to comply with the foregoing conditions. If an author or other third party that distributes open source software that we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from offering the component of our platform that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer certain components of our platform.
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
Our operating results have historically fluctuated due to seasonality and changes in our business, and our future operating results may vary significantly due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:
•the timing of our costs incurred in connection with the launch of new degree programs and the delay in receiving revenue from these new programs, which delay may last for several years;
•seasonal variation driven by the semester schedules for our university clients’ degree programs, which may vary from year to year;
•changes in the student enrollment and retention levels in our university clients’ offerings;
•changes in our key metrics or the methods used to calculate our key metrics;
•changes in tuition rates;
•the timing and amount of our marketing and sales expenses;
•costs necessary to improve and maintain our platform;
•fluctuations in foreign currency exchange rates;
•the impact of the COVID-19 pandemic, including on the global economy, educational institutions and our results of operations;
•costs related to any acquisition and integration of business and technology;
•our ability to effectively integrate businesses and technologies that we acquire; and
•changes in the prospects of the economy generally, which could alter current or prospective university clients’ or students’ spending priorities, or could increase the time it takes us to launch new offerings.
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
The trading price of the shares of our common stock may be volatile. The stock market in general, and the market for technology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•actual or anticipated variations in our operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•changes in financial estimates by us or by any securities analysts who might cover our stock or our failure to meet these financial estimates;
•conditions or trends in our industry, the stock market or the economy;
•the level of demand for our stock, including the amount of short interest in our stock;

•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software and information technology industries;
•announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•capital commitments;
•investors’ general perception of our company and our business;
•actions instituted by activist shareholders or others;
•lawsuits threatened or filed against us;
•recruitment or departure of key personnel; and
•sales of our common stock, including sales by our directors and officers or specific stockholders; and
•other factors such as political or social unrest, terrorist attacks, other hostilities, natural disasters and potential public health crises, such as COVID-19.
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
Our charter documents also contain other provisions that could have an anti-takeover effect, including:
•only one of our three classes of directors is elected each year;
•stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
•stockholders are not permitted to take actions by written consent;
•stockholders are not permitted to call a special meeting of stockholders;
•our board of directors is allowed to adopt, amend or repeal our bylaws; and
•stockholders are required to give us advance notice of their intention to nominate directors or submit proposals for consideration at stockholder meetings.

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
We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our Credit Agreement preclude, and the terms of any future debt agreements are likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.
Item 1B.    Unresolved Staff Comments
    None.
Item 2.    Properties
    Our headquarters are located in Lanham, Maryland, where we occupy approximately 309,000 square feet under a lease that expires in 2028. Our other material properties are 166,000 square feet of leased office space in Denver, Colorado, 86,000 square feet of leased office space in Brooklyn, New York and 98,000 square feet of leased office space in Cape Town, South Africa. All of our material properties are used to support both of our business segments.
    We intend to adjust our facility occupancy commensurate with our business needs and believe that we will be able to do so on commercially reasonable terms.

Item 3.    Legal Proceedings
As disclosed in Note 7 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K, the Company is involved in various claims and legal proceedings arising in the ordinary course of business and the disclosure in Note 7 relating to certain legal proceedings is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
    None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    Our common stock has been listed on the Nasdaq Global Select Market since March 28, 2014, under the symbol “TWOU.”
    As of February 23, 2021, there were 48 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
    The graph set forth below compares the cumulative total stockholder return on our common stock with that of the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index for the five years ended December 31, 2020. The graph assumes that $100 was invested at the close of market on the last trading day of the fiscal year ended December 31, 2015 in the common stock of 2U, Inc., the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation on our common stock is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The data for the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index assumes reinvestments of gross dividends. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.
Comparison of Cumulative Total Return
Through December 31, 2020
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

Item 6.    Selected Financial Data
    The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements in “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2017 and 2016, and the selected consolidated balance sheets data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K, except as otherwise noted. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$774,533	$574,671	$411,769	$286,752	$205,864
Costs and expenses
Curriculum and teaching	107,968	63,270	23,290	6,609	—
Servicing and support	125,851	98,890	67,203	50,767	40,982
Technology and content development	155,949	115,473	63,812	45,926	33,283
Marketing and sales	390,174	342,395	221,015	150,923	106,610
General and administrative	173,526	131,020	82,989	62,665	46,021
Impairment charge	—	70,379	—	—	—
Total costs and expenses	953,468	821,427	458,309	316,890	226,896
Loss from operations	(178,935)	(246,756)	(46,540)	(30,138)	(21,032)
Interest income	1,354	5,800	5,173	371	383
Interest expense	(27,317)	(13,419)	(108)	(87)	(35)
Loss on debt extinguishment	(11,671)	—	—	—	—
Other expense, net	(1,429)	(707)	(1,722)	(866)	—
Loss before income taxes	(217,998)	(255,082)	(43,197)	(30,720)	(20,684)
Income tax benefit	1,514	19,860	4,867	1,297	—
Net loss	$(216,484)	$(235,222)	$(38,330)	$(29,423)	$(20,684)
Net loss per share, basic and diluted	$(3.22)	$(3.83)	$(0.69)	$(0.60)	$(0.44)
Weighted-average common shares outstanding used in computing net loss per share, basic and diluted	67,142,976	61,393,666	55,833,492	49,062,611	46,609,751

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$500,629	$170,593	$449,772	$223,370	$168,730
Working capital*	367,513	104,994	453,200	190,053	143,629
Goodwill and amortizable intangible assets, net	728,600	751,425	198,457	162,749	34,131
Total assets	1,544,264	1,186,830	807,354	482,062	244,320
Total liabilities	603,274	475,580	102,345	94,230	49,083
Additional paid-in capital	1,646,574	1,197,379	957,631	588,289	371,455
Total stockholders’ equity	$940,990	$711,250	$705,009	$387,832	$195,237

*	We define working capital as current assets minus current liabilities.

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
    This section of this Form 10-K does not address certain items regarding the year ended December 31, 2018. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2018, including a year-over-year comparison between the years ended December 31, 2019 and 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
    We are a leading digital transformation partner for nonprofit colleges and universities. We build, deliver, and support more than 500 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses. Together with our university clients, we have positively transformed the lives of more than 300,000 students.
    Our comprehensive platform of tightly integrated technology and services provides the digital infrastructure that universities rely on to attract, enroll, educate and support students at scale throughout their lives. We believe ongoing learning is critical to career success today. Our broad array of offerings allow our university clients to meet student needs throughout their lives — whether they are earning a full degree, reskilling to learn something new or embarking on a new career path. We refer to the spectrum of educational offerings that a learner may benefit from during their lives and careers as the “Career Curriculum Continuum.” Our platform empowers university clients to play a central role at each stage of a student’s learning journey.
    We have two reportable segments: the Degree Program Segment and the Alternative Credential Segment.
    In our Degree Program Segment, we provide the technology and services to nonprofit colleges and universities to enable the online delivery of degree programs. Students enrolled in these programs are generally seeking an undergraduate or graduate degree of the same quality they would receive on campus. In the first quarter of 2021, we changed the name of this segment from Graduate Program Segment to Degree Program Segment because this segment now includes undergraduate degree programs.
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
COVID-19 Update
In March 2020, the World Health Organization characterized COVID-19 as a pandemic and, as of the date of this report, COVID-19 continues to spread around the world. In response to the COVID-19 pandemic, we have taken several steps to ensure the continuity of our business, to provide unique solutions to our university clients, and to ensure the health and safety of our employees in the current environment. For example, we have:
•shifted the majority of our global workforce to work-from-home arrangements, other than essential personnel;
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
Following the outbreak of the COVID-19 pandemic, we experienced increasing demand from prospective and current university clients as universities initially moved classes online in Spring 2020 and later as they planned for the Fall 2020 academic term and beyond, which we expect to have an increasing impact on our results of operations moving forward.
We have also experienced increasing demand for our offerings from prospective students since the onset of the COVID-19 pandemic. Given the lag between enrollment and revenue in much of our portfolio, we expect this higher demand to have an increasing impact on our results of operations beginning in 2021.
While we have observed increasing demand from new and existing university clients and from prospective students due to the COVID-19 pandemic, we cannot estimate the impact of COVID-19 on these demand trends, our business or economic conditions generally and there is no assurance that we will continue to experience current demand levels as the COVID-19 pandemic tapers, particularly as vaccinations become widely available. For a discussion of additional risks related to COVID-19, see Part I, Item 1A. “Risk Factors.”
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
•The risk of a data security breach or service disruption has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party software and service providers may be unable to anticipate, detect or prevent all attempts to compromise our systems. In particular, during the COVID-19 pandemic, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our employees and third-party service providers working remotely from networks that may be less secure.
•We and our university clients are subject to certain education laws and regulations that are frequently revised, repealed or expanded. Any administration may change certain DOE rules or policies in accordance with its policy priorities. The outcome of the process to re-authorize the HEA, any DOE rulemakings, or other law and policy changes may alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university clients.
•Following the onset of the COVID-19 pandemic, we experienced increased demand for our technology and services from university clients and increased demand for our offerings from students. Although we believe that the COVID-19 pandemic has accelerated the trend towards adoption of online education that was already in process prior to the pandemic, we do not know if the university client and student demand levels we have experienced during the pandemic will continue as the COVID-19 pandemic tapers.
•Our university clients have regular turnover in leadership positions. These changes can have a positive or negative impact on our business. If new leaders do not support online delivery of educational offerings, we may not be able to add additional offerings with the university client or the university client may not renew their relationship with us. New leaders may also make changes in university policies, which could result in changes to admissions standards or application of admissions standards and negatively impact student enrollment in a university client’s 2U-powered degree programs.
Our Business Model and Components of Operating Results
    The key elements of our business model and components of our operating results are described below.
Revenue Drivers
    In our Degree Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our short courses and boot camps. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.

Operating Expense
Marketing and Sales
    Our most significant expense relates to marketing and sales activities to attract students to our offerings across both of our segments. This includes the cost of Search Engine Optimization, Search Engine Marketing and Social Media Optimization, as well as personnel and personnel-related expense for our marketing and recruiting teams.
In our Degree Program Segment, our marketing and sales expense in any period generates student enrollments eight months later, on average. We then generate revenue as students progress through their programs, which generally occurs over a two-year period following initial enrollment. Accordingly, our marketing and sales expense in any period is an investment to generate revenue in future periods. Therefore, we do not believe it is meaningful to directly compare current period revenue to current period marketing and sales expense. Further, in this segment we believe that our marketing and sales expense in future periods will generally decline as a percentage of the revenue reported in those same periods as our revenue base from returning students in existing programs increases.
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
Results of Operations
Consolidated Operating Results
Comparison of Years Ended December 31, 2020 and 2019
    The following table presents selected consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Year Ended December 31,
	2020		2019		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$774,533	100.0%	$574,671	100.0%	$199,862	34.8%
Costs and expenses
Curriculum and teaching	107,968	13.9	63,270	11.0	44,698	70.6
Servicing and support	125,851	16.2	98,890	17.2	26,961	27.3
Technology and content development	155,949	20.1	115,473	20.1	40,476	35.1
Marketing and sales	390,174	50.4	342,395	59.6	47,779	14.0
General and administrative	173,526	22.4	131,020	22.8	42,506	32.4
Impairment charge	—	—	70,379	12.2	(70,379)	*
Total costs and expenses	953,468	123.0	821,427	142.9	132,041	16.1
Loss from operations	(178,935)	(23.0)	(246,756)	(42.9)	67,821	(27.5)
Interest income	1,354	0.2	5,800	1.0	(4,446)	(76.7)
Interest expense	(27,317)	(3.5)	(13,419)	(2.3)	(13,898)	103.6
Loss on debt extinguishment	(11,671)	(1.5)	—	—	(11,671)	*
Other expense, net	(1,429)	(0.2)	(707)	(0.1)	(722)	101.8
Loss before income taxes	(217,998)	(28.0)	(255,082)	(44.3)	37,084	(14.5)
Income tax benefit	1,514	0.2	19,860	3.5	(18,346)	(92.4)
Net loss	$(216,484)	(27.8)%	$(235,222)	(40.8)%	$18,738	(8.0)%

*	Not meaningful for comparative purposes.
    Revenue. Revenue for the year ended December 31, 2020 increased $199.8 million, or 34.8%, to $774.5 million as compared to $574.7 million in 2019. This increase was driven by an 82.8% increase in Alternative Credential Segment revenue and a 16.7% increase in Degree Program Segment revenue. The increase in revenue from the Alternative Credential Segment includes incremental revenue of $95.6 million from Trilogy, which we acquired in May 2019.
    Revenue from our Degree Program Segment increased $69.5 million, or 16.7%, primarily due to growth in FCE enrollments of 36,837, or 22.8%.
    Revenue from our Alternative Credential Segment increased $130.3 million, or 82.8%, primarily due to growth in FCE enrollments of 29,675, or 58.0%. This growth in FCE enrollments was primarily due to the addition of 8,202 incremental FCE enrollments from Trilogy.
    Curriculum and Teaching. Curriculum and teaching expense increased $44.7 million, or 70.6%, to $108.0 million as compared to $63.3 million in 2019. This increase was primarily due to a $31.4 million addition of curriculum and teaching expense from Trilogy. The remaining increase was primarily due to a $13.3 million increase in university and instructional staff compensation expense from short courses.
    Servicing and Support. Servicing and support expense increased $27.0 million, or 27.3%, to $125.9 million as compared to $98.9 million in 2019. This increase was primarily due to a $17.4 million increase in personnel and personnel-related expense to serve a greater number of students and faculty. The remaining increase was primarily due to an $11.1 million addition of servicing and support expense from Trilogy. These increases were partially offset by a $2.9 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
    Technology and Content Development. Technology and content development expense increased $40.5 million, or 35.1%, to $155.9 million as compared to $115.5 million in 2019. This increase was primarily due to a $19.8 million addition of technology and content development expense from Trilogy. The remaining increase was primarily due to a $12.3 million increase in personnel and personnel-related expense and a $9.4 million increase in amortization expense. These increases were partially offset by a $2.1 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
    Marketing and Sales. Marketing and sales expense increased $47.8 million, or 14.0%, to $390.2 million as compared to $342.4 million in 2019. This increase was primarily due to a $40.4 million addition of marketing and sales expense from Trilogy. The remaining increase was primarily due to an $8.6 million increase in marketing costs to attract prospective students. These increases were partially offset by a $4.1 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19, and a $1.0 million decrease in personnel and personnel-related expense.
    General and Administrative. General and administrative expense increased $42.5 million, or 32.4%, to $173.5 million as compared to $131.0 million in 2019. This increase was primarily due to a $30.6 million increase in personnel and personnel-related expense, a $14.8 million addition of general and administrative expense from Trilogy, and a $6.4 million increase in stockholder activism and litigation-related expense. These increases were partially offset by a $9.7 million decrease in transaction, integration and restructuring-related expense, and a $3.8 million decrease in travel and related expense due to cost efficiencies and the impact of COVID-19.
Impairment charge. In the year ended December 31, 2019, we recorded an impairment charge of $70.4 million.
    Net Interest Income (Expense). Net interest expense was $26.0 million and $7.6 million for the years ended December 31, 2020 and 2019, respectively. The net interest expense for the year ended December 31, 2020 was primarily due to our Notes and our Term Loan, partially offset by interest earned on our cash balances. The net interest expense for the year ended December 31, 2019 was primarily due to our Term Loan, partially offset by interest earned on our cash balances.
Loss on Debt Extinguishment. Loss on debt extinguishment was $11.7 million and zero for the years ended December 31, 2020 and 2019, respectively. This increase was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our Term Loan in April 2020.
    Other Expense, Net. Other expense, net was $1.4 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. This increase was primarily due to the remeasurement of foreign currency transactions impacting our operations in the Alternative Credential Segment.
    Income Tax Benefit. For the year ended December 31, 2020, we recognized an income tax benefit of $1.5 million, and our effective tax rate was approximately 1%. This income tax benefit was primarily due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. For the year ended December 31, 2019, we recognized an income tax benefit of $19.9 million, and our effective tax rate was approximately 8%. This income tax benefit primarily related to the reversal of our tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability due to the acquisition of Trilogy. We expect to continue to recognize an income tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Business Segment Operating Results
    We define segment profitability as net income or net loss, as applicable, before net interest income (expense), foreign currency gains or losses, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. Total segment profitability is a non-GAAP measure when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

    The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated. This year we consolidated various adjustments into a single line item in our reconciliation table below for the purposes of streamlining our presentation.

	Year Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(216,484)	$(235,222)
Adjustments:
Stock-based compensation expense	82,042	51,504
Foreign currency (gain) loss	1,429	707
Net interest expense	25,963	7,619
Income tax (benefit) expense	(1,514)	(19,860)
Depreciation and amortization expense	96,469	69,843
Loss on debt extinguishment	11,671	—
Impairment charge	—	70,379
Other*	16,497	31,084
Total adjustments	232,557	211,276
Total segment profitability	$16,073	$(23,946)

*
Includes (i) transaction and integration costs of $2.3 million and $8.0 million for the years ended December 31, 2020 and 2019, respectively, (ii) restructuring-related costs of $6.8 million and $10.8 million for the years ended December 31, 2020 and 2019, respectively, (iii) stockholder activism and litigation-related costs of $7.4 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, and (iv) deferred revenue fair value adjustments of $11.2 million for the year ended December 31, 2019.

Years Ended December 31, 2020 and 2019

    Revenue by segment and segment profitability for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,		Period-to-Period Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$486,676	$417,206	$69,470	16.7%
Alternative Credential Segment	287,857	157,465	130,392	82.8
Total revenue	$774,533	$574,671	$199,862	34.8%

Segment profitability
Degree Program Segment	$49,607	$5,770	$43,837	**
Alternative Credential Segment	(33,534)	(29,716)	(3,818)	(12.9)
Total segment profitability	$16,073	$(23,946)	$40,019	**

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the years ended December 31, 2020 and 2019.
**	Not meaningful for comparative purposes.
Degree Program Segment profitability increased $43.8 million to $49.6 million as compared to $5.8 million in 2019. This increase was primarily due to revenue growth of $69.5 million, a reduced launch schedule, operational and marketing efficiency initiatives and reduced travel and related expense.
    Alternative Credential Segment profitability decreased $3.8 million, or 13%, to $(33.5) million as compared to $(29.7) million in 2019. This decrease was primarily due to the addition of Trilogy’s results of operations since the acquisition date.

Segment profitability for the year ended December 31, 2019 included Trilogy’s results of operations from May 22, 2019, the date of acquisition.
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
    The following table presents the FCE enrollments and average revenue per FCE enrollment in our Degree Program Segment and Alternative Credential Segment for each of the periods indicated.

	Year Ended December 31,
	2020	2019
Degree Program Segment
FCE enrollments	198,143	161,306
Average revenue per FCE enrollment	$2,456	$2,586
Alternative Credential Segment*
FCE enrollments	80,833	51,158
Average revenue per FCE enrollment**	$3,561	$3,296

*	Trilogy’s results of operations are included in our results of operations since the acquisition date.
**
The calculation of the Alternative Credential Segment’s average revenue per FCE enrollment includes $11.2 million of revenue that was excluded from the results of operations in the year ended December 31, 2019, due to a deferred revenue fair value purchase accounting adjustment recorded in connection with the acquisition of Trilogy.

    Of the increase in FCE enrollments in our Degree Program Segment for the years ended December 31, 2020 and 2019, 10,243 or 27.8%, and 4,354 or 12.9%, respectively, were attributable to offerings launched during the preceding 12 months.
Of the increase in FCE enrollments in our Alternative Credential Segment for the years ended December 31, 2020 and 2019, 12,864 or 43.3% and 7,106 or 37.5%, respectively, were attributable to offerings launched during the preceding 12 months.
Adjusted EBITDA (Loss)
    We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), foreign currency gains or losses, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period.

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
    Because of these and other limitations, you should consider adjusted EBITDA (loss) alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated. This year we consolidated various adjustments into a single line item in our reconciliation table below for the purposes of streamlining our presentation.

	Year Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(216,484)	$(235,222)
Adjustments:
Stock-based compensation expense	82,042	51,504
Foreign currency loss	1,429	707
Net interest expense	25,963	7,619
Income tax benefit	(1,514)	(19,860)
Depreciation and amortization expense	96,469	69,843
Loss on debt extinguishment	11,671	—
Impairment charge	—	70,379
Other*	16,497	31,084
Total adjustments	232,557	211,276
Adjusted EBITDA (loss)	$16,073	$(23,946)

*
Includes (i) transaction and integration costs of $2.3 million and $8.0 million for the years ended December 31, 2020 and 2019, respectively, (ii) restructuring-related costs of $6.8 million and $10.8 million for the years ended December 31, 2020 and 2019, respectively, (iii) stockholder activism and litigation-related costs of $7.4 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, and (iv) deferred revenue fair value adjustments of $11.2 million for the year ended December 31, 2019.

Liquidity and Capital Resources
    As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $500.6 million, which were held for working capital and general corporate purposes, and the ability to borrow under our revolving credit facility as discussed below.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. Refer to Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our Notes.
On April 23, 2020, we repaid our $250 million Term Loan in full (including interest and prepayment premium) and terminated our credit agreement with Owl Rock Capital Corporation. In connection with the extinguishment of the Term Loan, we recognized a charge of approximately $11.7 million in the second quarter of 2020.
On June 25, 2020, we entered into a $50 million credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provides for $50 million in revolving loans. The Credit Agreement allows for incremental borrowings from time to time in an aggregate amount for all such incremental amounts not to exceed (i) the lesser of (x) $50 million and (y) an amount such that the aggregate principal amount of the lenders’ commitments under the revolving credit facility does not exceed $100 million, plus (ii) certain specified prepayments of indebtedness, plus (iii) an unlimited amount subject to satisfaction of a leverage ratio based compliance test. As of December 31, 2020, no amounts were outstanding under the Credit Agreement.
On August 6, 2020, we sold 6,800,000 shares of our common stock to the public. We received net proceeds of $299.8 million, which we intend to use for working capital and other general corporate purposes, including capital expenditures, potential acquisitions, growth opportunities and strategic transactions.
    We have financed our operations primarily through payments from university clients and students for our technology and services, public and private equity financings, and the Notes. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment. During the years ended December 31, 2020 and 2019, our capital asset additions were $72.6 million and $81.4 million.
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
Net cash provided by operating activities for the year ended December 31, 2020 was $29.6 million, consisting primarily of adjustments for non-cash items including $96.5 million of depreciation and amortization expense, $82.0 million of stock-based compensation expense, $16.3 million of non-cash interest expense, $15.2 million of reductions in the carrying amounts of our right-of-use assets, and an $11.7 million loss on debt extinguishment. The net change in operating assets and liabilities of $19.8 million was favorable to cash flows from operations primarily due to a $30.6 million increase in accrued compensation and related benefits, a $26.1 million increase in deferred revenue, and an $11.3 million increase in accounts payable and accrued expenses. Items offsetting cash provided by operating activities included our net loss of $216.5 million, an increase in prepaid expenses and other assets of $28.3 million, and an increase in accounts receivable of $17.9 million.
    Net cash used in operating activities for the year ended December 31, 2019 was $52.0 million, consisting primarily of our net loss of $235.2 million, adjusted for non-cash items including a $70.4 million impairment charge, $69.8 million of depreciation and amortization expense, $51.5 million of stock-based compensation expense, and $11.7 million of reductions in the carrying amounts of our right-of-use assets. The net change in operating assets and liabilities of $22.8 million was unfavorable to cash flows from operations primarily due to a $29.7 million decrease in other liabilities, a $21.7 million increase in payments to university clients, and a $6.8 million increase in prepaid expenses and other assets, partially offset by favorable changes in accounts payable and accrued expenses of $17.1 million, an $11.9 million increase in accounts receivable, and deferred revenue of $10.0 million.
Investing Activities
    Net cash used in investing activities for the year ended December 31, 2020 was $69.3 million, consisting primarily of $62.8 million of additions of amortizable intangible assets and $6.5 million of purchases of property and equipment.
    Net cash used in investing activities for the year ended December 31, 2019 was $451.4 million, consisting primarily of a $388.0 million outflow related to our acquisition of Trilogy, net of cash acquired, additions of amortizable intangible assets of $64.9 million, purchases of property and equipment of $13.4 million and a $10.0 million investment purchase. These outflows were partially offset by a $25.0 million inflow from the maturity of a certificate of deposit investment.
Financing Activities
    Net cash provided by financing activities for the year ended December 31, 2020 was $367.5 million, consisting primarily of $319.0 million of proceeds from the issuance of the Notes (net of payments related to the initial purchasers’ discount, offering expenses and the cost of the capped call transactions) and $299.8 million in proceeds received from our public offering of common stock in August 2020. These increases were partially offset by the repayment of $253.0 million of principal, interest and prepayment premium primarily associated with the extinguishment of our Term Loan and $2.5 million of payments of debt issuance costs.
    Net cash provided by financing activities for the year ended December 31, 2019 was $244.5 million, consisting primarily of $242.7 million of proceeds, net of issuance costs, from our Term Loan.
Contractual Obligations and Commitments
    The following table summarizes our obligations under the Notes, deferred government grant obligations, non-cancelable operating leases, commitments to certain of our university clients in exchange for contract extensions and various marketing and other rights, and purchase obligations as of December 31, 2020. Future events could cause actual payments to differ from these amounts.

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Convertible senior notes*	$8,550	$17,100	$392,825	$—	$418,475
Deferred government grant obligations	—	—	—	3,500	3,500
Operating lease obligations	19,847	37,766	32,720	48,965	139,298
Future minimum payments to university clients	1,625	1,250	1,250	2,525	6,650
Purchase obligations**	10,107	13,724	—	—	23,831
Total	$40,129	$69,840	$426,795	$54,990	$591,754

*	Amounts represent principal and fixed-rate interest cash payments over the life of the convertible senior notes, including anticipated interest payments that are not recorded on our consolidated balance sheets. Any future settlement of convertible senior notes would impact our cash payments.
**
Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected on our consolidated balance sheets as accounts payable and accrued liabilities.

Contingent Payments
We have entered into agreements with certain of our university clients in our Degree Program Segment that require us to make future minimum payments in the event that certain program metrics are not achieved on an annual basis. We recognize any estimated contingent payments under these agreements as contra revenue over the period to which they relate, and record a liability in other current liabilities on our consolidated balance sheets.
As of December 31, 2020, we have entered into an agreement to make an additional investment in an education technology company of up to $5.0 million, upon demand by the investee.
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
Revenue Recognition, Accounts Receivable and Provision for Credit Losses
    We generate substantially all of our revenue from contractual arrangements, with either our university clients or students, to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support our offerings.
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
    Our Degree Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled degree programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain university contracts. Our contracts with university clients in this segment typically have terms of 10 to 15 years and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for our expected obligation to refund tuition and fees to university clients.
    Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our short courses and boot camps. Our short courses run between six and 16 weeks, while our boot camps run between 12 and 24 weeks. In this segment, our contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the proceeds received, net of any applicable pricing concessions, from the students enrolled and share contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks. These amounts are recognized as curriculum and teaching costs on our consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Degree Program Segment.
    We do not disclose the value of unsatisfied performance obligations for our Degree Program Segment because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. We do not disclose the value of unsatisfied performance obligations for our Alternative Credential Segment because the performance obligations are part of contracts that have original durations of less than one year.
Contract Acquisition Costs
    We pay commissions to certain of our employees to obtain contracts with university clients in our Degree Program Segment. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the expected life, which is generally the length of the contract.
    With respect to contract acquisition costs in our Alternative Credential Segment, we have elected to apply the practical expedient in ASC Topic 606 to expense these costs as incurred, as the terms of contracts with students in this segment are less than one year.
Payments to University Clients
    Pursuant to certain of our contracts in the Degree Program Segment, we have made, or are obligated to make, payments to university clients at either the execution of a contract or at the extension of a contract in exchange for various marketing and other rights. Generally, these amounts are capitalized as other assets on our consolidated balance sheets, and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins.
Receivables, Contract Assets and Liabilities
    Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on our consolidated balance sheets. Accounts receivable, net includes trade accounts receivable, which are comprised of billed and unbilled revenue. Our trade accounts receivable balances have terms of less than one year. Accounts receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. Our estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates.
Interest-free financing and tuition payment plans are made available to students enrolling in select boot camps within our Alternative Credential Segment. The financing plans, which are managed and serviced by third-party providers, are designed to assist students who are unable to completely cover tuition costs and are available only after all other student financial assistance and scholarships have been applied. The associated financing receivables generally have payment terms that exceed one year and are recorded on our consolidated balance sheets net of any implied pricing concessions, based on our collections history and market data, and significant financing components. The amount of financing receivables recorded within other assets on our consolidated balance sheets was $25.4 million and $3.9 million as of December 31, 2020 and 2019, respectively.

We recognize unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in our Degree Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. Our unbilled revenue represents contract assets. Unbilled accounts receivable is recognized in our Alternative Credential Segment once the presentation period commences for amounts to be invoiced to students under installment plans that are paid over the same presentation period.
    Deferred revenue represents the excess of amounts billed or received as compared to amounts recognized in revenue on our consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. Our deferred revenue represents contract liabilities. We generally receive payments from Degree Program Segment university clients early in each academic term and from Alternative Credential Segment students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.
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
    Capitalized Content Development. We develop content for each offering on a course-by-course basis in collaboration with university client faculty and industry experts. Depending upon the offering, we may use materials provided by university clients and their faculty, including curricula, case studies, presentations and other reading materials. We are responsible for the creation of materials suitable for delivery through our online learning platform, including all expenses associated with this effort. With respect to the Degree Program Segment, the development of content is part of our single performance obligation and is considered a contract fulfillment cost.
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

Goodwill
    Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Our goodwill balance relates to the acquisitions of GetSmarter in July 2017 and Trilogy in May 2019. We review goodwill annually, as of October 1. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We initially assess qualitative factors to determine if it is necessary to perform a quantitative goodwill impairment review. We review goodwill for impairment using a quantitative approach if we decide to bypass the qualitative assessment or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on a qualitative assessment. Upon completion of a quantitative assessment, we may be required to recognize an impairment based on the difference between the carrying value and the fair value of the reporting unit.
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
    Based on our quantitative assessment performed during 2019 and our qualitative assessment performed as of October 1, 2020, the date of our annual goodwill impairment assessment, we concluded that the estimated fair values of our reporting units exceeded their carrying values by no less than 10%. It is possible that future changes in our circumstances, including potential impacts from COVID-19, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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
Interest Rate Risk
    We are subject to interest rate risk in connection with potential borrowings under our Credit Agreement that provides for revolving loans (the “Loans”) that mature on December 26, 2023. Loans under the Credit Agreement bear interest, at our option, at variable rates based on (i) a customary base rate plus an applicable margin of 2.75% or (ii) an adjusted LIBOR rate (with a floor of 0.00%) for the interest period relevant to such borrowing plus an applicable margin of 3.75%. Increases in our lender’s customary base rate or LIBOR would increase the amount of interest payable on any borrowings outstanding under this Credit Agreement. No Loan amounts under our Credit Agreement were outstanding as of December 31, 2020.
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
    For the years ended December 31, 2020 and 2019, our foreign currency translation adjustment was a loss of $3.0 million and a gain of $1.7 million, respectively. For the years ended December 31, 2020 and 2019, we recognized foreign currency exchange losses of $1.4 million and $0.7 million, respectively, included on our consolidated statements of operations and comprehensive loss.
    The foreign exchange rate volatility of the trailing 12 months ended December 31, 2020 was 13% and 9% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended December 31, 2019 was 10% and 7% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule II—Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of capitalized technology costs incurred on software development projects
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s capitalized technology includes certain purchased software and technology licenses, direct third-party costs, and internal payroll and payroll-related costs used in the creation of internal-use software. As discussed in Note 5 to the consolidated financial statements, the Company’s capitalized technology costs, net of accumulated amortization, was $89.4 million as of December 31, 2020.
We identified the assessment of capitalized technology costs incurred on software development projects during the year ended December 31, 2020 as a critical audit matter. Specifically, assessing if the costs incurred on the software development project have met the capitalization criteria required a higher degree of auditor judgment. This included applying procedures to determine that the costs related to a project that had entered the application development stage, resulted in additional functionality, and for which it was probable that the project would be completed and used to perform the function intended. Evaluating these criteria required subjective auditor judgment to assess the technical aspects of individual projects to which the capitalized costs are related.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the determination that a software development project met the capitalization criteria. For certain software development projects, we inspected the Company’s documentation to test the determination that the project met the capitalization criteria. In addition, for those projects tested, we evaluated the Company’s documentation through corroborative inquiry with certain of the Company’s technology developers responsible for performing the software development activities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
McLean, Virginia
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
2U, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited 2U, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II—Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 25, 2021

2U, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$500,629	$170,593
Restricted cash	18,237	19,276
Accounts receivable, net	46,663	33,655
Prepaid expenses and other assets	39,353	37,424
Total current assets	604,882	260,948
Property and equipment, net	52,734	57,643
Right-of-use assets	60,785	43,401
Goodwill	415,830	418,350
Amortizable intangible assets, net	312,770	333,075
Other assets, non-current	97,263	73,413
Total assets	$1,544,264	$1,186,830
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$130,674	$87,266
Deferred revenue	75,493	48,833
Lease liability	10,024	7,320
Other current liabilities	21,178	12,535
Total current liabilities	237,369	155,954
Long-term debt	273,173	246,620
Deferred tax liabilities, net	2,810	5,133
Lease liability, non-current	83,228	66,974
Other liabilities, non-current	6,694	899
Total liabilities	603,274	475,580
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 72,451,521 shares issued and outstanding as of December 31, 2020; 63,569,109 shares issued and outstanding as of December 31, 2019	72	63
Additional paid-in capital	1,646,574	1,197,379
Accumulated deficit	(695,872)	(479,388)
Accumulated other comprehensive loss	(9,784)	(6,804)
Total stockholders’ equity	940,990	711,250
Total liabilities and stockholders’ equity	$1,544,264	$1,186,830
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$774,533	$574,671	$411,769
Costs and expenses
Curriculum and teaching	107,968	63,270	23,290
Servicing and support	125,851	98,890	67,203
Technology and content development	155,949	115,473	63,812
Marketing and sales	390,174	342,395	221,015
General and administrative	173,526	131,020	82,989
Impairment charge	—	70,379	—
Total costs and expenses	953,468	821,427	458,309
Loss from operations	(178,935)	(246,756)	(46,540)
Interest income	1,354	5,800	5,173
Interest expense	(27,317)	(13,419)	(108)
Loss on debt extinguishment	(11,671)	—	—
Other expense, net	(1,429)	(707)	(1,722)
Loss before income taxes	(217,998)	(255,082)	(43,197)
Income tax benefit	1,514	19,860	4,867
Net loss	$(216,484)	$(235,222)	$(38,330)
Net loss per share, basic and diluted	$(3.22)	$(3.83)	$(0.69)
Weighted-average shares of common stock outstanding, basic and diluted	67,142,976	61,393,666	55,833,492
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(2,980)	1,710	(13,840)
Comprehensive loss	$(219,464)	$(233,512)	$(52,170)
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	52,505,856	$53	$588,289	$(205,836)	$5,326	$387,832
Issuance of common stock in connection with a public offering of common stock, net of offering costs	3,833,334	4	330,897	—	—	330,901
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	553,159	—	(3,451)	—	—	(3,451)
Exercise of stock options	1,012,473	1	7,365	—	—	7,366
Issuance of common stock in connection with employee stock purchase plan	63,671	—	3,121	—	—	3,121
Stock-based compensation expense	—	—	31,410	—	—	31,410
Net loss	—	—	—	(38,330)	—	(38,330)
Foreign currency translation adjustment	—	—	—	—	(13,840)	(13,840)
Balance, December 31, 2018	57,968,493	58	957,631	(244,166)	(8,514)	705,009
Issuance of common stock in connection with business combination, net of offering costs	4,608,101	5	184,317	—	—	184,322
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	502,795	—	(2,574)	—	—	(2,574)
Exercise of stock options	361,134	—	3,119	—	—	3,119
Issuance of common stock in connection with employee stock purchase plan	123,365	—	3,382	—	—	3,382
Issuance of common stock award	5,221	—	—	—	—	—
Stock-based compensation expense	—	—	51,504	—	—	51,504
Net loss	—	—	—	(235,222)	—	(235,222)
Foreign currency translation adjustment	—	—	—	—	1,710	1,710
Balance, December 31, 2019	63,569,109	63	1,197,379	(479,388)	(6,804)	711,250
Issuance of common stock in connection with a public offering of common stock, net of offering costs	6,800,000	7	299,789	—	—	299,796
Equity component of convertible senior notes, net of issuance costs	—	—	114,551	—	—	114,551
Purchases of capped calls in connection with convertible senior notes	—	—	(50,540)	—	—	(50,540)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,582,362	2	(4,784)	—	—	(4,782)
Exercise of stock options	353,480	—	4,177	—	—	4,177
Issuance of common stock in connection with employee stock purchase plan	146,570	—	3,960	—	—	3,960
Stock-based compensation expense	—	—	82,042	—	—	82,042
Net loss	—	—	—	(216,484)	—	(216,484)
Foreign currency translation adjustment	—	—	—	—	(2,980)	(2,980)
Balance, December 31, 2020	72,451,521	$72	$1,646,574	$(695,872)	$(9,784)	$940,990
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(216,484)	$(235,222)	$(38,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest expense	16,267	1,153	108
Depreciation and amortization expense	96,469	69,843	32,785
Stock-based compensation expense	82,042	51,504	31,410
Non-cash lease expense	15,153	11,725	—
Provision for credit losses	4,642	1,425	—
Impairment charge	—	70,379	—
Loss on debt extinguishment	11,671	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(17,877)	11,949	(18,497)
Payments to university clients	1,889	(21,675)	(11,322)
Prepaid expenses and other assets	(28,267)	(6,845)	(4,932)
Accounts payable and accrued expenses	11,322	17,081	4,724
Accrued compensation and related benefits	30,637	(5,539)	4,046
Deferred revenue	26,061	10,014	1,527
Other liabilities, net	(5,364)	(29,748)	(6,351)
Other	1,443	1,982	1,712
Net cash provided by (used in) operating activities	29,604	(51,974)	(3,120)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(949)	(388,004)	—
Additions of amortizable intangible assets	(62,784)	(64,923)	(65,190)
Purchases of property and equipment	(6,517)	(13,421)	(11,996)
Purchase of investments	—	(10,000)	(25,000)
Proceeds from maturities of investments	—	25,000	—
Advances made to university clients	—	(400)	(300)
Advances repaid by university clients	925	350	25
Net cash used in investing activities	(69,325)	(451,398)	(102,461)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	299,796	—	330,901
Proceeds from debt	371,681	244,724	—
Payments on debt	(250,837)	—	—
Purchases of capped calls in connection with issuance of convertible senior notes	(50,540)	—	—
Prepayment premium on extinguishment of senior secured term loan facility	(2,528)	—	—
Payment of debt issuance costs	(3,419)	(1,953)	—
Tax withholding payments associated with settlement of restricted stock units	(4,784)	(2,574)	(3,451)
Proceeds from exercise of stock options	4,177	3,119	7,366
Proceeds from employee stock purchase plan share purchases	3,960	3,382	3,121
Payments for acquisition of amortizable intangible assets	—	(2,180)	(4,900)
Net cash provided by financing activities	367,506	244,518	333,037
Effect of exchange rate changes on cash	1,212	(1,049)	(1,054)
Net increase (decrease) in cash, cash equivalents and restricted cash	328,997	(259,903)	226,402
Cash, cash equivalents and restricted cash, beginning of period	189,869	449,772	223,370
Cash, cash equivalents and restricted cash, end of period	$518,866	$189,869	$449,772
See accompanying notes to consolidated financial statements.

2U, Inc.
Notes to Consolidated Financial Statements

1.    Organization

    2U, Inc. (together with its subsidiaries, the “Company”) is a leading digital transformation partner for nonprofit colleges and universities. The Company builds, delivers, and supports more than 500 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses, across the Career Curriculum Continuum.
    The Company has two reportable segments: the Degree Program Segment and the Alternative Credential Segment.
The Company’s Degree Program Segment provides the technology and services to nonprofit colleges and universities to enable the online delivery of degree programs. Students enrolled in these programs are generally seeking an undergraduate or graduate degree of the same quality they would receive on campus. In the first quarter of 2021, the Company changed the name of this segment from Graduate Program Segment to Degree Program Segment because this segment now includes undergraduate degree programs.
The Company’s Alternative Credential Segment provides premium online short courses and technical, skills-based boot camps through relationships with nonprofit colleges and universities. Students enrolled in these offerings are generally seeking to reskill or upskill through shorter duration, lower-priced offerings that are relevant to the needs of industry and society.
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
Revenue Recognition, Accounts Receivable and Provision for Credit Losses
    The Company generates substantially all of its revenue from contractual arrangements, with either its university clients or students, to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support its offerings.
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
    The Degree Program Segment derives revenue primarily from contractually specified percentages of the amounts the Company’s university clients receive from their students in 2U-enabled degree programs for tuition and fees, less credit card fees and other specified charges the Company has agreed to exclude in certain university contracts. The Company’s contracts with university clients in this segment typically have terms of 10 to 15 years and have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for the Company’s expected obligation to refund tuition and fees to university clients.
    The Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, the Company’s short courses and boot camps. The Company’s short courses run between six and 16 weeks, while boot camps run between 12 and 24 weeks. In this segment, the Company’s contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. The Company recognizes the proceeds received, net of any applicable pricing concessions, from the students enrolled and shares contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks. These amounts are recognized as curriculum and teaching costs on the Company’s consolidated statements of operations and comprehensive loss. The Company’s contracts with university clients in this segment are typically shorter and less restrictive than the Company’s contracts with university clients in the Degree Program Segment.
    The Company does not disclose the value of unsatisfied performance obligations for the Degree Program Segment because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The Company does not disclose the value of unsatisfied performance obligations for the Alternative Credential Segment because the performance obligations are part of contracts that have original durations of less than one year.
Contract Acquisition Costs
    The Company pays commissions to certain of its employees to obtain contracts with university clients in the Degree Program Segment. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the expected life, which is generally the length of the contract.
    With respect to contract acquisition costs in the Alternative Credential Segment, the Company has elected to apply the practical expedient in Accounting Standards Codification (“ASC”) Topic 606 to expense these costs as incurred, as the terms of contracts with students in this segment are less than one year.
Payments to University Clients
    Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients at either the execution of a contract or at the extension of a contract in exchange for various marketing and other rights. Generally, these amounts are capitalized as other assets on the Company’s consolidated balance sheets, and amortized as contra revenue over the life of the contract, commencing on the later of when payment is due or when contract revenue recognition begins.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
Receivables, Contract Assets and Liabilities
    Balance sheet items related to contracts consist of accounts receivable, net and deferred revenue on the Company’s consolidated balance sheets. Accounts receivable, net includes trade accounts receivable, which are comprised of billed and unbilled revenue. The Company’s trade accounts receivable balances have terms of less than one year. Accounts receivable, net is stated at amortized cost net of provision for credit losses. The Company’s methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. The Company’s estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates.
Interest-free financing and tuition payment plans are made available to students enrolling in select boot camps within the Alternative Credential Segment. The financing plans, which are managed and serviced by third-party providers, are designed to assist students who are unable to completely cover tuition costs and are available only after all other student financial assistance and scholarships have been applied. The associated financing receivables generally have payment terms that exceed one year and are recorded on the Company’s consolidated balance sheets net of any implied pricing concessions, based on our collections history and market data, and significant financing components. The amount of financing receivables recorded within other assets on the Company’s consolidated balance sheets was $25.4 million and $3.9 million as of December 31, 2020 and 2019, respectively.
The Company recognizes unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in the Degree Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. The Company’s unbilled revenue represents contract assets. Unbilled accounts receivable is recognized in the Alternative Credential Segment once the presentation period commences for amounts to be invoiced to students under installment plans that are paid over the same presentation period.
The following table presents the change in provision for credit losses on the Company’s consolidated balance sheets for the period indicated:

Provision for Credit Losses
(in thousands)
Balance as of January 1, 2020	$1,331
Current period provision	4,642
Amounts written off	(16)
Other	(21)
Balance as of December 31, 2020	$5,936
    Deferred revenue represents the excess of amounts billed or received as compared to amounts recognized in revenue on the Company’s consolidated statements of operations and comprehensive loss as of the end of the reporting period, and such amounts are reflected as a current liability on the Company’s consolidated balance sheets. The Company’s deferred revenue represents contract liabilities. The Company generally receives payments from Degree Program Segment university clients early in each academic term and from Alternative Credential Segment students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until the Company’s obligations are otherwise met, at which time revenue is recognized.
Marketing and Sales Costs
    The Company’s marketing and sales costs relate to activities to attract students to offerings across both of the Company’s segments. This includes the cost of Search Engine Optimization, Search Engine Marketing and Social Media Optimization, as well as personnel and personnel-related expense for the Company’s marketing and recruiting teams. For the years ended December 31, 2020, 2019 and 2018, expense related to the Company’s marketing and advertising efforts of its own

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
    The Company provides stock-based compensation awards consisting of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and stock options to employees, directors and consultants. The Company measures all stock-based compensation awards at fair value as of the grant date. The fair values of RSUs and PRSUs containing performance-based vesting conditions are based on the fair value of the Company’s stock. The Company uses a Monte Carlo model to estimate the fair value of PRSUs containing market-based vesting conditions and uses a Black-Scholes option pricing model to measure the fair value of stock option grants. The Company also maintains the 2017 Employee Stock Purchase Plan (the “ESPP”) and estimates the fair value of each purchase right thereunder as of the grant date using a Black-Scholes option pricing model.
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
    Refer to Note 11 for further information about the Company’s stock-based compensation awards.
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
    U.S. GAAP provides for a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. The Company remeasures non-financial assets such as goodwill, intangible assets and other long-lived assets at fair value when there is an indicator of impairment, and records them at fair value only when recognizing an impairment loss. The fair value hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. Refer to Notes 4 and 5 for further discussion of assets measured at fair value on a nonrecurring basis. The three tiers are defined as follows:
•Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2—Observable inputs, other than quoted prices in active markets, that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

    The Company has financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for such financial instruments, other than debt, each approximated their fair values as of December 31, 2020 and 2019.
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
    Capitalized Content Development.    The Company develops content for each offering on a course-by-course basis in collaboration with university client faculty and industry experts. Depending upon the offering, the Company may use materials provided by university clients and their faculty, including curricula, case studies, presentations and other reading materials. The Company is responsible for the creation of materials suitable for delivery through the Company’s online learning platform, including all expenses associated with this effort. With respect to the Degree Program Segment, the development of content is part of the Company’s single performance obligation and is considered a contract fulfillment cost.
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
Non-Cash Long-Lived Asset Additions
    The Company had non-cash capital asset additions of $3.3 million and $3.1 million in property and equipment, during the years ended December 31, 2020 and 2019, respectively, primarily related to landlord funded leasehold improvements. Due to extended payment terms associated with the timing of cash capital expenditures made more than 90 days after the date of purchase, an additional $2.2 million was classified as cash flows from financing activities in the consolidated statement of cash flows for the year ended December 31, 2019.
Goodwill
    Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s goodwill balance relates to its acquisitions of GetSmarter in July 2017 and Trilogy in May 2019. The Company reviews goodwill annually, as of October 1. Between annual tests, goodwill is reviewed for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially assesses qualitative factors to determine if it is necessary to perform a quantitative goodwill impairment review. The Company reviews goodwill for impairment using a quantitative approach if it decides to bypass the qualitative assessment or determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on a qualitative assessment. Upon completion of a quantitative assessment, the Company may be required to recognize an impairment based on the difference between the carrying value and the fair value of the reporting unit.
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
Based on the Company’s quantitative assessment performed during 2019 and the qualitative assessment performed as of October 1, 2020, the date of the annual goodwill impairment assessment, the Company determined that the estimated fair values of the reporting units exceeded their carrying values. It is possible that future changes in the Company’s circumstances, including potential impacts from COVID-19, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require the Company to record additional impairment charges in the future.
Equity Interests
    As of both December 31, 2020 and 2019, the Company had a $10.0 million investment in an education technology company recorded within other assets, non-current on the consolidated balance sheets. This investment does not have a readily determinable fair value, and is accounted for as a cost method investment, which is subject to fair value remeasurement upon the occurrence of an observable event. As of December 31, 2020, there were no events that would require a change in the fair value of this investment.
Employee Benefits
    The Company offers a variety of benefits to its employees (e.g., health care, gym memberships and tuition reimbursement). The Company accounts for costs related to providing employee benefits as incurred, unless there is a service requirement, in which case, such costs are recognized over the service commitment period.
Convertible Senior Notes
In April 2020, the Company issued 2.25% convertible senior notes due May 1, 2025 (the “Notes”) in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private offering. Refer to Note 9 for more information regarding the Notes.
The Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Pursuant to ASC 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
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
Leases
    The Company adopted ASC Topic 842, Leases, on January 1, 2019 using the modified retrospective approach and no prior periods were restated. For the Company’s operating leases, an assessment is performed to determine if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the information necessary to determine the rate implicit in the Company’s leases is not readily available, the Company determines its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments made, less lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not have any finance leases for any periods presented.
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
Concentration of Credit Risk

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
Recent Accounting Pronouncements
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU affect a wide variety of topics in the Accounting Standards Codification by either clarifying the codification or correcting unintended application of guidance. The amendments do not change U.S. GAAP and, therefore, are not expected to result in a significant change in current accounting practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements and related disclosures.
    In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts indexed to and potentially settled in an entity’s own equity. The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. As a result, in more cases, convertible debt will be accounted for as a single instrument. The guidance also removes certain conditions for equity classification related to contracts in an entity’s own equity and requires the application of the if-converted method for calculating diluted earnings per share. This ASU is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
    In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU No. 2019-04 provides corrections, updates and clarifications to the previously issued updates of ASU No. 2016-01, ASU No. 2016-13 and ASU No. 2017-12. Various areas of the ASC were impacted by the update. This standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. The Company adopted the amendments related to ASU Nos. 2016-01 and 2016-13 on January 1, 2020 under the modified retrospective transition method, with the exception of the amendments related to equity securities without readily determinable fair values for which an entity elects the measurement alternative, which have been adopted prospectively. Adoption of these amendments did not have a material impact on the Company’s consolidated financial statements or related disclosures. Refer below for further discussion of ASU No. 2016-13. The amendments to ASU No. 2017-12 are not applicable to the Company.
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
3.    Business Combination
    On May 22, 2019, the Company completed its acquisition of Trilogy pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019 (the “Merger Agreement”), for a net purchase price of $608.6 million in cash and stock consideration, subject to final adjustments related to working capital and indebtedness. These final adjustments to the purchase price were paid in the first quarter of 2020. Under the terms of the Merger Agreement, the Company has issued restricted stock units for shares of its common stock, par value $0.001 per share, to certain employees and officers of Trilogy. These awards were issued pursuant to the Company’s 2014 Equity Incentive Plan, are subject to future service requirements and primarily vested over an 18-month period. In addition, a portion of the purchase price held in escrow was recognized as compensation expense in the third quarter of 2019 as the service requirements of certain key employees was determined to be fulfilled. The net assets and results of operations of Trilogy are included on the Company’s consolidated financial statements within the Alternative Credential Segment as of May 22, 2019.
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
    The fair value of university client relationships was determined using the multi-period excess earnings method under the income approach based on discounted projected cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Significant estimates and assumptions required under this method include growth rates for revenue attributable to the existing university client base, forecasted margins, attrition and renewal rates, a discount rate, and contributory asset charges.
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
    The Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share were $624.8 million, $(268.9) million and $(4.38), respectively, for the year ended December 31, 2019, as if the acquisition of Trilogy had occurred on January 1, 2019. This unaudited pro forma combined financial information is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the January 1, 2019 date indicated or what the results would be for any future periods.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
4.    Property and Equipment, Net
The following table presents the components of property and equipment, net on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2020	December 31, 2019
	(in thousands)
Computer hardware	$9,053	$8,685
Furniture and office equipment	18,041	18,478
Leasehold improvements	58,443	50,461
Leasehold improvements in process	2,184	4,318
Total	87,721	81,942
Accumulated depreciation and amortization	(34,987)	(24,299)
Property and equipment, net	$52,734	$57,643
    Depreciation expense of property and equipment was $13.4 million, $11.6 million and $8.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

5.    Goodwill and Amortizable Intangible Assets
    The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s consolidated balance sheets for the periods indicated.

	Degree Program Segment	Alternative Credential Segment	Total
	(in thousands)
Balance as of December 31, 2018	$—	$61,852	$61,852
Goodwill recognized in connection with business combination	—	425,346	425,346
Impairment charge (cumulative)	—	(70,379)	(70,379)
Foreign currency translation adjustments	—	1,531	1,531
Balance as of December 31, 2019	—	418,350	418,350
Foreign currency translation adjustments and other	—	(2,520)	(2,520)
Balance as of December 31, 2020	$—	$415,830	$415,830
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
    The following table presents the components of amortizable intangible assets, net on the Company’s consolidated balance sheets as of each of the dates indicated.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

5.    Goodwill and Amortizable Intangible Assets (Continued)

		December 31, 2020			December 31, 2019
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Capitalized technology	3-5	$165,254	$(75,822)	$89,432	$142,712	$(41,106)	$101,606
Capitalized content development	4-5	208,170	(88,168)	120,002	167,758	(54,736)	113,022
University client relationships	9-10	109,498	(23,376)	86,122	110,344	(12,419)	97,925
Trade names and domain names	5-10	26,697	(9,483)	17,214	26,462	(5,940)	20,522
Total amortizable intangible assets, net		$509,619	$(196,849)	$312,770	$447,276	$(114,201)	$333,075
    The amounts presented in the table above include $38.6 million and $30.7 million of in process capitalized technology and content development as of December 31, 2020 and December 31, 2019, respectively.
    The Company recorded amortization expense related to amortizable intangible assets of $83.1 million, $58.3 million and $23.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of December 31, 2020.

Future Amortization Expense
(in thousands)
2021	$81,927
2022	65,971
2023	48,928
2024	29,368
2025	16,434
Thereafter	31,477
Total	$274,105

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
6.    Accrued Expenses and Deferred Costs
    The following table presents the components of accounts payable and accrued expenses on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2020	December 31, 2019
	(in thousands)
Accrued university and instructional staff compensation	$27,371	$23,419
Accrued marketing costs	24,682	22,055
Accrued transaction, integration and restructuring-related costs*	3,492	4,459
Accrued compensation and related benefits	52,820	21,885
Accounts payable and other accrued expenses	22,309	15,448
Total accounts payable and accrued expenses	$130,674	$87,266

*
As of December 31, 2020 and 2019, accrued transaction, integration and restructuring-related costs included zero and $0.5 million, respectively, related to an employee termination benefits reserve for organizational restructuring.

In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Most significantly, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 27, 2020 through December 31, 2020. In addition, the CARES Act provides eligible employers with an employee retention tax credit for employees whose services were impacted by COVID-19. The amount of payroll taxes subject to deferred payment, net of employee retention tax credits, is approximately $11.3 million. This total deferred amount is payable in equal installments, with 50% due by December 31, 2021 and the remainder due by December 31, 2022.
As of December 31, 2020 and 2019, the Company had balances of $6.3 million and $3.1 million, respectively, of deferred costs incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the consolidated balance sheets. Such costs are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $1.3 million and $0.3 million of such amortization for the years ended December 31, 2020 and 2019, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s board of directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss. On December 18, 2020, the plaintiffs filed their opposition brief and on February 9, 2021 the defendants filed a reply brief.
The Company believes that the claims are without merit, and it intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Stockholder Derivative Suits
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and the Company’s board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On November 30, 2020, Leo Shumacher filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer, and the Company’s board of directors in the Court of Chancery of the State of Delaware, with docket number 2020-1019-AGB. The complaint alleges claims for breaches of fiduciary duty and

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

7.    Commitments and Contingencies (Continued)
unjust enrichment, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On January 6, 2021, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Marketing and Sales Commitments
    Certain agreements entered into between the Company and its university clients in the Degree Program Segment require the Company to commit to meet certain staffing and spending investment thresholds related to marketing and sales activities. In addition, certain agreements in the Degree Program Segment require the Company to invest up to agreed-upon levels in marketing the programs to achieve specified program performance. The Company believes it is currently in compliance with all such commitments.
Future Minimum Payments to University Clients
    Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights.
The following table presents the estimated future minimum payments due to university clients as of December 31, 2020.

Future Minimum Payments
(in thousands)
2021	$1,625
2022	625
2023	625
2024	625
2025	625
Thereafter	2,525
Total future minimum payments to university clients	$6,650
Contingent Payments
    The Company has entered into agreements with certain of its university clients in the Degree Program Segment that require the Company to make future minimum payments in the event that certain program metrics are not achieved on an annual basis. The Company recognizes any estimated contingent payments under these agreements as contra revenue over the period to which they relate, and records a liability in other current liabilities on the consolidated balance sheets.
    As of December 31, 2020, the Company has entered into an agreement to make an additional investment in an education technology company of up to $5.0 million, upon demand by the investee.
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
In October 2020, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in the United States. As of December 31, 2020, this sublease was classified as an operating lease and had a remaining term of 2.8 years, with scheduled annual rent increases and no option to extend or renew the sublease term.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

8.    Leases (Continued)
Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated head lease.
    The following table presents the components of lease expense on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease expense	$15,153	$11,725
Short-term lease expense	362	737
Variable lease expense	5,837	4,195
Sublease income	(36)	—
Total lease expense	$21,316	$16,657
    As of December 31, 2020, for the Company’s operating leases, the weighted-average remaining lease term was 7.4 years and the weighted-average discount rate was 11.4%. For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $17.3 million and $13.5 million.
    The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $0.7 million in aggregate.

December 31, 2020
(in thousands)
2021	$19,847
2022	18,992
2023	18,774
2024	18,373
2025	14,347
Thereafter	48,965
Total lease payments	139,298
Less: imputed interest	(46,046)
Total lease liability	$93,252
As of December 31, 2020, the Company had additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $51.2 million. Each of these operating leases will commence during the fiscal year ending 2021 and have lease terms of approximately 12 years.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt
    The following table presents the components of outstanding long-term debt on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2020	December 31, 2019
	(in thousands)
Convertible senior notes	$380,000	$—
Senior secured term loan facility	—	250,000
Deferred government grant obligations	3,500	3,500
Other borrowings	1,343	998
Less: unamortized debt discount and issuance costs	(111,043)	(7,238)
Total debt	273,800	247,260
Less: current portion of long-term debt	(627)	(640)
Total long-term debt	$273,173	$246,620
    The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the Notes, which had an estimated fair value of $616.6 million as of December 31, 2020. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
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
The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The interest expense related to the Notes for the year ended December 31, 2020, including amortization of the debt discount and debt issuance costs, was $19.8 million. The associated effective interest rate of the Notes for the year ended December 31, 2020 was approximately 10.9%.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt (Continued)
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
The initial conversion rate for the Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. It is our intent to settle conversions of the Notes through combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of the Company’s common stock of any excess of the conversion value over the principal amount. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt (Continued)
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
The Credit Agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make investments and acquisitions, pay dividends, repurchase equity interests in the Company and enter into affiliate transactions and asset sales. The Credit Agreement also contains financial covenants that require the Company to (i) maintain minimum liquidity and minimum consolidated EBITDA (as defined in the Credit Agreement) through the Company’s fiscal quarter ending on December 31, 2021 and (ii) not exceed certain maximum leverage and fixed charge ratios for any period of four consecutive fiscal quarters ending after (but not including) December 31, 2021 through the maturity date. As of December 31, 2020, no amounts were outstanding under the Credit Agreement.
Senior Secured Term Loan Facility
The Company had a credit agreement with Owl Rock Capital Corporation, as administrative agent and collateral agent, and certain other lenders party thereto that provided for a $250 million senior secured term loan facility (the “Term Loan”). On April 23, 2020, the Company repaid its $250 million Term Loan in full, plus accrued interest of $1.3 million, and terminated the credit agreement with Owl Rock Capital Corporation. In addition, the Company recognized a loss on debt extinguishment of $11.7 million, consisting of a write-off of previously capitalized deferred financing costs of $9.2 million and a prepayment premium of $2.5 million.
Deferred Government Grant Obligations
    Government grants awarded to the Company in the form of forgivable loans are recorded within long-term debt on the Company’s consolidated balance sheets until all contingencies are resolved and the grants are determined to be realized. The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.
In July 2020, the Company amended its conditional loan agreement with Prince George’s County to modify the terms of the employment level thresholds. The conditional loan with Prince George’s County has a maturity date of June 22, 2027.
In January 2021, the Company amended its conditional loan agreement with the State of Maryland to modify the terms of the employment level thresholds and extend the maturity date to June 30, 2028.
The interest expense related to these loans for the years ended December 31, 2020 and 2019 was immaterial. As of December 31, 2020 and 2019, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.4 million and $0.3 million, respectively.
Letters of Credit
    Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2020, the Company has entered into standby letters of credit totaling $17.4 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt (Continued)
    The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.
10.    Income Taxes
The following table presents the components of loss before income taxes on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Loss before income taxes:
United States	$(204,522)	$(239,629)	$(33,339)
Foreign	(13,476)	(15,453)	(9,858)
Total	$(217,998)	$(255,082)	$(43,197)
    The following table presents the components of the income tax benefit (provision) on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current income tax (provision) benefit:
United States federal and state	$(347)	$(97)	$—
Foreign	(249)	3	—
Total current income tax provision	$(596)	$(94)	$—

Deferred income tax benefit:
United States federal and state	$—	$17,459	$2,774
Foreign	2,110	2,495	2,093
Total deferred income tax benefit	$2,110	$19,954	$4,867

Total income tax benefit	$1,514	$19,860	$4,867

The following table presents a reconciliation between the Company’s statutory federal income tax rate and the effective tax rate for each of the periods indicated.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
10.    Income Taxes (Continued)

	Year Ended December 31,
	2020	2019	2018
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	5.0	4.2	0.9
Foreign tax rate differential	0.3	0.2	1.1
Non-deductible expenses	(0.4)	(0.7)	(2.4)
Non-deductible compensation	(2.0)	(0.4)	(0.2)
Stock-based compensation	0.7	0.5	30.0
Change in valuation allowance	(23.9)	(10.9)	(39.3)
Change in tax rate	0.1	—	(0.1)
Non-deductible impairment	—	(5.8)	—
Other	(0.1)	(0.3)	0.3
Effective tax rate	0.7%	7.8%	11.3%
    The following table presents the significant components of deferred tax assets and liabilities on the Company’s consolidated balance sheets as of each of the dates indicated.

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$8,772	$3,037
Accrued compensation and related benefits	12,552	2,779
Stock-based compensation	18,811	14,546
Deferred income	1,113	345
Lease liability	24,775	19,538
Interest expense carryforwards	5,393	2,059
Foreign net operating loss carryforwards	3,499	3,171
U.S. net operating loss carryforwards	186,089	164,854
Valuation allowance	(137,767)	(116,244)
Total deferred tax assets	$123,237	$94,085
Deferred tax liabilities:
Prepaid expenses and other	$(197)	$(142)
Property and equipment	(1,684)	(3,056)
Right-of-use assets	(16,116)	(11,321)
Intangibles	(79,164)	(84,025)
Deferred rent	(912)	(674)
Nondeductible interest on debt discount	(27,974)	—
Total deferred tax liabilities	(126,047)	(99,218)
Net deferred tax liabilities	$(2,810)	$(5,133)
    As of December 31, 2020, the Company had a U.S. net operating loss (“NOL”) carryforward of approximately $706.0 million, of which $265.0 million expires between 2029 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), U.S. NOLs arising in a tax year ending after 2017 will not expire. The Company has generated $441.0 million of U.S. NOLs in tax years ending after 2017. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. The Company also had an NOL carryforward of $15.2 million in its foreign jurisdictions, which does not expire. A full valuation allowance has been

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
10.    Income Taxes (Continued)
established to offset its net deferred tax assets in the U.S., and certain foreign jurisdictions as the Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets in these jurisdictions. The total increase in the valuation allowance was $21.5 million for the year ended December 31, 2020. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. The Company does not expect such limitation, if any, to impact the use of the net operating losses prior to their expiration.
    A one-time tax benefit of approximately $17.5 million related to the acquisition of Trilogy was included in the Company’s income tax benefit for the year ended December 31, 2019. This one-time benefit relates to the release of the Company’s tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability, due to the acquisition of Trilogy.
    As of December 31, 2020 and 2019, the Company has not recognized any amounts for uncertain tax positions.
    The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years prior to 2017, though the NOL carryforwards can be adjusted upon audit and could impact taxes owed in open tax years. No income tax returns are currently under examination by the taxing authorities.
    The Tax Act includes Global Intangible Low-Taxed Income (“GILTI”) provisions that require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Due to foreign subsidiary losses, this provision did not apply to the Company in 2020. Another significant section of the Tax Act, the Base Erosion Anti-Abuse Tax (“BEAT”), did not apply to the Company’s 2020 tax year as the Company did not meet the minimum revenue requirements under the BEAT. As these taxes may become applicable in the future, the Company will continue to monitor the potential impact.
11.    Stockholders’ Equity
Common Stock
As of December 31, 2020, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2020, there were 72,451,521 shares of common stock outstanding, and the Company had reserved a total of 25,422,424 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	3,010,019
Outstanding performance restricted stock units	1,355,296
Outstanding stock options	3,916,867
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	25,422,424

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
Stock-Based Compensation

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

11.    Stockholders’ Equity (Continued)
The Company maintains two stock-based compensation plans: the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan” and together with the 2014 Plan, the “Stock Plans”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards.
2014 Plan
    In February 2014, the Company’s stockholders approved the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors and consultants. The 2014 Plan also provides for the grant of performance-based cash awards to the Company’s employees, directors and consultants.
    A total of 2,800,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The shares available for future issuance under the 2014 Plan increased by 3,619,344 and 3,175,011 on January 1, 2021 and 2020, respectively, pursuant to the automatic share reserve increase provision in the 2014 Plan.
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
    As of December 31, 2020, the Company had 6,214,809 shares reserved for issuance under the 2014 Plan. Further, as of December 31, 2020, under the 2014 Plan, options to purchase 2,960,275 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $45.21 per share, and 3,010,019 RSUs and 1,355,296 PRSUs were also outstanding.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

11.    Stockholders’ Equity (Continued)
    As of December 31, 2020, options to purchase 956,592 shares of the Company’s common stock were outstanding under the 2008 Plan at a weighted-average exercise price of $6.00 per share.
Employee Stock Purchase Plan
The Company also has an ESPP. The Company’s ESPP provides (i) for two offering periods each year and (ii) that the purchase price for shares of the Company’s common stock purchased under the ESPP will be 90% of the lesser of the fair market value of the Company’s common stock on the purchase date or the fair market value of the Company’s common stock on the first day of the offering period. Notwithstanding the foregoing, the compensation committee of the Company’s board of directors may exercise its discretion, subject to certain conditions, to make changes to certain aspects of the ESPP including, but not limited to, the length of the offering periods and that the purchase price will be 85% of the lesser of the fair market value of the Company’s common stock on the purchase date or the fair market value of 2U’s common stock on the first day of the offering period. Participating eligible employees select a rate of payroll deduction between 1% and 15% of their salary or wage compensation received from the Company as in effect at the start of the offering period, with the aggregate purchase limited to a maximum fair market value of $25,000 per employee per year. Participation in the ESPP began on January 1, 2018. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A maximum of 1,000,000 shares of 2U’s common stock may be issued under the ESPP, subject to adjustments for certain capital transactions.
During the years ended December 31, 2020 and 2019, an aggregate of 146,570 and 123,365 shares, respectively, of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares were $4.0 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, 666,394 shares remained available for purchase under the ESPP.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Curriculum and teaching	$230	$45	$14
Servicing and support	14,033	8,915	4,764
Technology and content development	12,014	8,241	4,094
Marketing and sales	8,217	7,021	2,743
General and administrative	47,548	27,282	19,795
Total stock-based compensation expense	$82,042	$51,504	$31,410
Restricted Stock Units
    The 2014 Plan provides for the issuance of RSUs to employees and consultants. RSUs generally vest over a three- or four-year period. The terms of these grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee, or a subcommittee thereof.
    Throughout 2020 and 2019, the Company granted RSUs under the 2014 Plan to the Company’s directors and certain of the Company’s employees and certain consultants. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most restricted stock units vesting in equal annual tranches, generally over a period of three to four years.
    The following table presents a summary of the Company’s RSU activity for the period indicated.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

11.    Stockholders’ Equity (Continued)

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2019	2,281,142	$40.49
Granted	1,936,788	20.85
Vested	(923,375)	38.97
Forfeited	(284,536)	28.99
Outstanding balance as of December 31, 2020	3,010,019	$29.41
    The total compensation cost related to the unvested RSUs not yet recognized as of December 31, 2020 was $59.3 million and will be recognized over a weighted-average period of approximately 1.9 years.
Performance Restricted Stock Units
The 2014 Plan provides for the issuance of PRSUs to employees and consultants. PRSUs generally include both service conditions and market conditions related to total shareholder return targets relative to that of companies comprising the Russell 3000 Index.
During the fourth quarter of 2019, the Company granted 1.3 million PRSUs with a weighted-average grant date fair value per share of $22.94 to certain of its employees. These PRSU awards are subject to vesting over a period of three years, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index during each of the one, two and three-year vesting periods. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets. In the fourth quarter of 2020, as a result of the achievement of market-based targets for the first performance period of these PRSUs, 200% of the eligible units vested.
During the first quarter of 2020, as part of its annual equity awards cycle, the Company awarded 1.9 million PRSUs with an aggregate intrinsic value of $37.8 million. Of these PRSUs, 0.6 million were granted with a weighted-average grant date fair value per share of $22.45. These PRSU awards are subject to vesting over a period of one year, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the first performance period, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets. In January 2021, as a result of the achievement of market-based targets for the first performance period of these PRSUs, 200% of the granted quantities vested. Achievement percentages applicable to each performance period will be determined prior to the grant date.
The following table summarizes the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions that were granted for the periods presented.

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.5%	1.5% - 1.7%
Expected term (years)	1.00	1.00 - 3.00
Expected volatility	75%	74% - 75%
Dividend yield	0%	0%

The following table presents a summary of the Company’s PRSU activity for the period indicated.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

11.    Stockholders’ Equity (Continued)

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2019	1,413,773	$28.12
Granted	1,042,106	21.83
Vested	(807,514)	20.86
Forfeited	(293,069)	47.10
Outstanding balance as of December 31, 2020	1,355,296	$23.51
The total compensation cost related to the unvested PRSUs not yet recognized as of December 31, 2020 was $8.8 million and will be recognized over a weighted-average period of approximately 1.3 years.
Stock Options
    The Stock Plans provide for the issuance of stock options to employees and consultants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over four years.
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
    The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented.

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.5%	1.6% - 2.6%	2.3% - 3.0%
Expected term (years)	6.04	5.96 - 6.08	5.97 - 6.77
Expected volatility	64%	45% - 64%	44% - 45%
Dividend yield	0%	0%	0%

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

11.    Stockholders’ Equity (Continued)
    The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance as of December 31, 2019	4,373,895	$34.24	5.88	$28,736
Granted	8,597	19.61	9.08
Exercised	(353,480)	11.82	2.29
Forfeited	(58,155)	57.42
Expired	(53,990)	52.95
Outstanding balance as of December 31, 2020	3,916,867	35.63	5.08	59,906
Exercisable as of December 31, 2020	3,213,131	$28.48	4.47	59,011
    The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $11.48, $28.49 and $39.66 per share, respectively.
The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $8.7 million, $15.4 million and $54.0 million, respectively.
    The total unrecognized compensation cost related to the unvested options as of December 31, 2020 was $19.9 million and will be recognized over a weighted-average period of approximately 2.3 years.
12.    Net Loss per Share
    Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for each of the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Stock options	3,916,867	4,373,895	4,057,788
Restricted stock units	3,010,019	2,281,142	1,139,045
Performance restricted stock units	1,355,296	1,413,773	—
Shares related to convertible senior notes	3,432,837	—	—
Total antidilutive securities	11,715,019	8,068,810	5,196,833
    The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated. The calculation of diluted net loss per share reflects the Company’s intent to settle conversions of the Notes through a combination settlement, which contemplates repayment in cash of the principal amount and repayment in shares of the Company’s common stock of any excess of the conversion value over the principal amount.

	Year Ended December 31,
	2020	2019	2018
Numerator (in thousands):
Net loss	$(216,484)	$(235,222)	$(38,330)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	67,142,976	61,393,666	55,833,492
Net loss per share, basic and diluted	$(3.22)	$(3.83)	$(0.69)

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
13.    Segment and Geographic Information

    The Company has two reportable segments: the Degree Program Segment (formerly known as the Graduate Program Segment) and the Alternative Credential Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s Degree Program Segment includes the technology and services provided to nonprofit colleges and universities to enable the online delivery of degree programs. The Company’s Alternative Credential Segment includes the premium online short courses and technical skills-based boot camps provided through relationships with nonprofit colleges and universities.

Significant Customers

    For the year ended December 31, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $74.6 million, or approximately 10% of the Company’s consolidated revenue. For the year ended December 31, 2019, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $83.5 million, or approximately 15% of the Company’s consolidated revenue. For the year ended December 31, 2018, three university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated revenue, contributing $86.9 million, $54.2 million and $42.7 million, or approximately 21%, 13% and 10% of the Company’s consolidated revenue, respectively.

    As of December 31, 2020, two university clients each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $5.8 million and $5.2 million, which equaled 12% and 11% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2019, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, contributing $6.1 million and $4.9 million, or approximately 18% and 15% of the Company’s consolidated accounts receivable, net balance, respectively.

Segment Performance

    The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue by segment*
Degree Program Segment	$486,676	$417,206	$348,361
Alternative Credential Segment	287,857	157,465	63,408
Total revenue	$774,533	$574,671	$411,769

Segment profitability**
Degree Program Segment	$49,607	$5,770	$16,839
Alternative Credential Segment	(33,534)	(29,716)	816
Total segment profitability	$16,073	$(23,946)	$17,655

Segment profitability margin***
Degree Program Segment	10.2%	1.4%	4.8%
Alternative Credential Segment	(11.6)	(18.9)	1.3
Total segment profitability margin	2.1%	(4.2)%	4.3%

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
13.    Segment and Geographic Information (Continued)

*	The Company has excluded immaterial amounts of intersegment revenues from the years ended December 31, 2020, 2019 and 2018.
**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), foreign currency gains or losses, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

    The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(216,484)	$(235,222)	$(38,330)
Adjustments:
Stock-based compensation expense	82,042	51,504	31,410
Foreign currency loss	1,429	707	1,722
Net interest expense (income)	25,963	7,619	(5,065)
Income tax benefit	(1,514)	(19,860)	(4,867)
Depreciation and amortization expense	96,469	69,843	32,785
Loss on debt extinguishment	11,671	—	—
Impairment charge	—	70,379	—
Other*	16,497	31,084	—
Total adjustments	232,557	211,276	55,985
Total segment profitability	$16,073	$(23,946)	$17,655

*
Includes (i) transaction and integration costs of $2.3 million and $8.0 million for the years ended December 31, 2020 and 2019, respectively, (ii) restructuring-related costs of $6.8 million and $10.8 million for the years ended December 31, 2020 and 2019, respectively, (iii) stockholder activism and litigation-related costs of $7.4 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, and (iv) deferred revenue fair value adjustments of $11.2 million for the year ended December 31, 2019.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	December 31, 2020	December 31, 2019
	(in thousands)
Total assets
Degree Program Segment	$830,706	$507,187
Alternative Credential Segment	713,558	679,643
Total assets	$1,544,264	$1,186,830

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
13.    Segment and Geographic Information (Continued)

Trade Accounts Receivable and Contract Liabilities
    The following table presents the Company’s trade accounts receivable and contract liabilities in each segment as of each of the dates indicated.

	December 31, 2020	December 31, 2019
	(in thousands)
Trade accounts receivable
Degree Program Segment accounts receivable	$16,424	$3,454
Degree Program Segment unbilled revenue	6,072	12,123
Alternative Credential Segment accounts receivable	29,717	19,408
Provision for credit losses	(5,936)	(1,330)
Total trade accounts receivable	$46,277	$33,655

Contract liabilities
Degree Program Segment deferred revenue	$1,714	$2,210
Alternative Credential Segment deferred revenue	73,779	46,623
Total contract liabilities	$75,493	$48,833

    For the Degree Program Segment, revenue recognized during the years ended December 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each year was $2.2 million and $2.4 million, respectively.

For the Alternative Credential Segment, revenue recognized during the years ended December 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of the year was $46.6 million and $5.4 million, respectively.

Contract Acquisition Costs

    The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the Company did not capitalize any amounts and recorded an immaterial amount of amortization expense in the Degree Program Segment.

Geographical Information

    The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $73.0 million, $40.8 million and $33.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of December 31, 2020 and 2019 totaled approximately $1.6 million and $2.7 million, respectively.

14.    Retirement Plan
    The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches 33% of each employee’s contribution up to 6% of the employee’s salary deferral each plan year. For the years ended December 31, 2020, 2019 and 2018, the Company made employer contributions of $3.6 million, $3.0 million and $2.1 million, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

15.    Quarterly Financial Information (Unaudited)
    The following tables presents certain unaudited quarterly financial data for 2020 and 2019. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustments necessary to present fairly the information set forth therein. The operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except share and per share amounts)
Revenue	$175,479	$182,687	$201,073	$215,294
Costs and expenses
Curriculum and teaching	20,478	26,256	30,153	31,081
Servicing and support	30,533	30,294	32,536	32,488
Technology and content development	35,510	37,307	40,223	42,909
Marketing and sales	99,215	98,341	100,068	92,550
General and administrative	43,653	39,554	44,000	46,319
Total costs and expenses	229,389	231,752	246,980	245,347
Loss from operations	(53,910)	(49,065)	(45,907)	(30,053)
Interest income	513	154	713	(26)
Interest expense	(5,493)	(6,518)	(7,564)	(7,742)
Loss on debt extinguishment	—	(11,671)	—	—
Other (expense) income, net	(2,271)	570	42	230
Loss before income taxes	(61,161)	(66,530)	(52,716)	(37,591)
Income tax benefit (expense)	1,055	363	162	(66)
Net loss	$(60,106)	$(66,167)	$(52,554)	$(37,657)
Net loss per share, basic and diluted	$(0.94)	$(1.03)	$(0.77)	$(0.52)
Weighted-average shares used in computing net loss per share, basic and diluted	63,626,333	64,075,405	68,580,439	72,228,308

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

15.    Quarterly Financial Information (Unaudited, Continued)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except share and per share amounts)
Revenue	$122,234	$135,461	$153,798	$163,178
Costs and expenses
Curriculum and teaching	6,701	13,308	21,336	21,925
Servicing and support	20,174	23,993	27,351	27,372
Technology and content development	19,794	26,043	34,132	35,504
Marketing and sales	76,961	89,749	93,521	82,164
General and administrative	23,023	28,408	42,040	37,549
Impairment charge	—	—	70,379	—
Total costs and expenses	146,653	181,501	288,759	204,514
Loss from operations	(24,419)	(46,040)	(134,961)	(41,336)
Interest income	2,349	1,814	924	713
Interest expense	(55)	(2,424)	(5,651)	(5,289)
Other (expense) income, net	(370)	(13)	(710)	386
Loss before income taxes	(22,495)	(46,663)	(140,398)	(45,526)
Income tax benefit (expense)	941	18,691	(714)	942
Net loss	$(21,554)	$(27,972)	$(141,112)	$(44,584)
Net loss per share, basic and diluted	$(0.37)	$(0.46)	$(2.23)	$(0.70)
Weighted-average shares used in computing net loss per share, basic and diluted	58,138,692	60,516,662	63,358,890	63,481,130

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
Management’s Annual Report on Internal Control Over Financial Reporting
    Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
    Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
    We made no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in controls to integrate the business we acquired in the Trilogy acquisition.
Item 9B.    Other Information
    Not applicable.

PART III
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or our 2021 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by Item 10 will be contained in our 2021 Proxy Statement under the captions “Board of Directors and Committees,” “Election of Directors,” “Management,” “Code of Business Conduct and Ethics for Employees, Executive Officers and Directors” and, if applicable, “Delinquent Section 16(a) Reports” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 11.    Executive Compensation
    The information required by Item 11 will be contained in our 2021 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by Item 12 will be contained in our 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be contained in our 2021 Proxy Statement under the captions “Transactions with Related Parties” and “Director Independence” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
    The information required by Item 14 will be contained in our 2021 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   Exhibits
    See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
(b)   Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2020	$1,331	$4,642	$(37)	$5,936
Year ended December 31, 2019	257	1,425	(351)	1,331
Year ended December 31, 2018	$287	$571	$(601)	$257

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Income tax valuation allowance:
Year ended December 31, 2020	$116,244	$21,523	$—	$137,767
Year ended December 31, 2019	88,061	45,642	(17,459)	116,244
Year ended December 31, 2018	$71,101	$16,960	$—	$88,061
Item 16.    Form 10-K Summary
    None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

2U, Inc. February 25, 2021
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

Signature	Title	Date

/s/ CHRISTOPHER J. PAUCEK	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Christopher J. Paucek

/s/ PAUL S. LALLJIE	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Paul S. Lalljie

/s/ JOHN B. ELLIS	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
John B. Ellis

/s/ PAUL A. MAEDER	Director and Chairman of the Board	February 25, 2021
Paul A. Maeder

/s/ TIMOTHY M. HALEY	Director	February 25, 2021
Timothy M. Haley

/s/ JOHN M. LARSON	Director	February 25, 2021
John M. Larson

/s/ CORETHA M. RUSHING	Director	February 25, 2021
Coretha M. Rushing

/s/ ROBERT M. STAVIS	Director	February 25, 2021
Robert M. Stavis

/s/ SALLIE L. KRAWCHECK	Director	February 25, 2021
Sallie L. Krawcheck

/s/ EARL LEWIS	Director	February 25, 2021
Earl Lewis

/s/ EDWARD S. MACIAS	Director	February 25, 2021
Edward S. Macias

/s/ VALERIE B. JARRETT	Director	February 25, 2021
Valerie B. Jarrett

/s/ GREGORY PETERS	Director	February 25, 2021
Gregory Peters

/s/ ALEXIS MAYBANK	Director	February 25, 2021
Alexis Maybank

SPECIAL NOTE REGARDING EXHIBITS
    In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
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

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019, by and among 2U, Inc., Skywalker Purchaser, LLC, Skywalker Sub, Inc., Fortis Advisors LLC, as stockholder representative and Trilogy Education Services, Inc.	8-K	001-36376	2.1	April 8, 2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

4.1	Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-194079	4.2	March 17, 2014

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36376	4.2	February 28, 2020

4.3	Indenture, dated as of April 23, 2020, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	April 27, 2020

4.4	Form of 2.25% Convertible Senior Note due May 1, 2025 (included as Exhibit A to Exhibit 4.1).	8-K	001-36376	4.2	April 27, 2020

10.1*	Services Agreement, by and between the Registrant and University of Southern California, on behalf of the USC Rossier School of Education, dated as of October 29, 2008, as amended to date.	S-1	333-194079	10.1	February 21, 2014

10.2*	Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of April 12, 2010, as amended.	S-1	333-194079	10.2	February 21, 2014

10.2.1*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.	S-1/A	333-194079	10.2.1	March 17, 2014

10.2.2*	Amendment to Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of November 5, 2015.	10-K	001-36376	10.2.2	March 10, 2016

10.3†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.	S-1	333-194079	10.7	February 21, 2014

10.4†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.8	February 21, 2014

10.5†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.9	February 21, 2014

10.6†	Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.1	August 2, 2018

10.7†	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.2	August 2, 2018

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.8†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.8	February 28, 2020

10.9†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.3	November 12, 2019

10.10†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.10	February 28, 2020

10.11†	Form of Severance Pay and Change in Control Plan.	8-K	001-36376	10.1	February 21, 2020

10.11.1†	First Amendment to the 2U, Inc. Severance Pay and Change in Control Plan.	10-Q	001-36376	10.4	April 30, 2020

10.12†	Summary of Non-Employee Director Compensation.	10-Q	001-36376	10.8	July 31, 2020

10.13†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.	S-1/A	333-194079	10.14	March 17, 2014

10.14†	Form of Indemnification Agreement with directors and executive officers.	S-1	333-194079	10.15	February 21, 2014

10.15†	Offer letter agreement, dated as of May 20, 2018, between Mark Chernis and 2U, Inc.	10-Q	001-36376	10.4	August 2, 2018

10.16†	Offer letter agreement, dated as of October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.1	October 16, 2019

10.17†	Employee Intellectual Property, Non-Competition, and Non-Solicitation Agreement, dated October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.2	October 16, 2019

10.18†	Separation and Transition Agreement, dated October 17, 2019, between Catherine A. Graham and 2U, Inc.	8-K	001-36376	10.1	October 23, 2019

10.19**	Credit Agreement, dated as of June 25, 2020, between 2U, Inc. and Morgan Stanley Senior Funding, Inc.	10-Q	001-36376	10.7	July 31, 2020

10.20	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	April 27, 2020

10.21	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	April 27, 2020

10.22	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	April 27, 2020

10.23	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	May 1, 2020

10.24	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	May 1, 2020

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.25	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	May 1, 2020

10.26	Office Lease, by and between Lanham Office 2015 LLC and 2U Harkins Road LLC, dated as of December 23, 2015.	10-K	001-36376	10.16	February 24, 2017

10.27	Agreement of Lease, by and between 55 Prospect Owner LLC and 2U NYC, LLC, dated as of February 13, 2017.	10-K	001-36376	10.17	February 24, 2017

10.28	Office Lease, by and between SRI Ten DCC LCC and 2U, Inc., dated May 11, 2016.	10-K	001-36376	10.18	February 24, 2017

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*Portions of this exhibit, indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
†Indicates management contract or compensatory plan.