Form 10-Q
period 2021-03-31
2U, Inc.
filed 2021-04-28
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of April 26, 2021, there were 74,404,607 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$486,830	$500,629
Restricted cash	18,226	18,237
Accounts receivable, net	74,744	46,663
Prepaid expenses and other assets	57,770	39,353
Total current assets	637,570	604,882
Property and equipment, net	50,745	52,734
Right-of-use assets	59,653	60,785
Goodwill	415,145	415,830
Amortizable intangible assets, net	306,083	312,770
Other assets, non-current	86,317	97,263
Total assets	$1,555,513	$1,544,264
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$131,310	$130,674
Deferred revenue	108,364	75,493
Lease liability	10,211	10,024
Other current liabilities	25,315	21,178
Total current liabilities	275,200	237,369
Long-term debt	280,429	273,173
Deferred tax liabilities, net	2,054	2,810
Lease liability, non-current	80,645	83,228
Other liabilities, non-current	6,697	6,694
Total liabilities	645,025	603,274
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,038,208 shares issued and outstanding as of March 31, 2021; 72,451,521 shares issued and outstanding as of December 31, 2020	74	72
Additional paid-in capital	1,662,439	1,646,574
Accumulated deficit	(741,436)	(695,872)
Accumulated other comprehensive loss	(10,589)	(9,784)
Total stockholders’ equity	910,488	940,990
Total liabilities and stockholders’ equity	$1,555,513	$1,544,264

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$232,473	$175,479
Costs and expenses
Curriculum and teaching	33,148	20,478
Servicing and support	33,184	30,533
Technology and content development	42,924	35,510
Marketing and sales	113,237	99,215
General and administrative	47,112	43,653
Total costs and expenses	269,605	229,389
Loss from operations	(37,132)	(53,910)
Interest income	362	513
Interest expense	(7,881)	(5,493)
Other expense, net	(915)	(2,271)
Loss before income taxes	(45,566)	(61,161)
Income tax benefit	2	1,055
Net loss	$(45,564)	$(60,106)
Net loss per share, basic and diluted	$(0.62)	$(0.94)
Weighted-average shares of common stock outstanding, basic and diluted	73,676,409	63,626,333
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(805)	(16,115)
Comprehensive loss	$(46,369)	$(76,221)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	72,451,521	$72	$1,646,574	$(695,872)	$(9,784)	$940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,404,971	2	(12,615)	—	—	(12,613)
Exercise of stock options	181,716	—	3,533	—	—	3,533
Stock-based compensation expense	—	—	24,947	—	—	24,947
Net loss	—	—	—	(45,564)	—	(45,564)
Foreign currency translation adjustment	—	—	—	—	(805)	(805)
Balance, March 31, 2021	74,038,208	$74	$1,662,439	$(741,436)	$(10,589)	$910,488

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	63,569,109	$63	$1,197,379	$(479,388)	$(6,804)	$711,250
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	96,683	1	(1)	—	—	—
Exercise of stock options	37,275	—	384	—	—	384
Stock-based compensation expense	—	—	20,870	—	—	20,870
Net loss	—	—	—	(60,106)	—	(60,106)
Foreign currency translation adjustment	—	—	—	—	(16,115)	(16,115)
Balance, March 31, 2020	63,703,067	$64	$1,218,632	$(539,494)	$(22,919)	$656,283

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(45,564)	$(60,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest expense	7,693	492
Depreciation and amortization expense	24,987	23,485
Stock-based compensation expense	24,947	20,870
Non-cash lease expense	4,291	3,620
Provision for credit losses	2,022	629
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(30,698)	(42,744)
Payments to university clients	2,352	2,739
Prepaid expenses and other assets	(10,859)	(5,273)
Accounts payable and accrued expenses	(660)	26,423
Deferred revenue	32,850	21,650
Other liabilities, net	(4,664)	(3,920)
Other	930	2,272
Net cash provided by (used in) operating activities	7,627	(9,863)
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	(958)
Additions of amortizable intangible assets	(14,219)	(15,808)
Purchases of property and equipment	(838)	(2,436)
Advances repaid by university clients	—	100
Net cash used in investing activities	(15,057)	(19,102)
Cash flows from financing activities
Proceeds from debt	2,908	—
Payments on debt	(176)	(358)
Payment of debt issuance costs	—	(2,500)
Proceeds from exercise of stock options	3,533	384
Tax withholding payments associated with settlement of restricted stock units	(12,613)	—
Net cash used in financing activities	(6,348)	(2,474)
Effect of exchange rate changes on cash	(32)	(944)
Net decrease in cash, cash equivalents and restricted cash	(13,810)	(32,383)
Cash, cash equivalents and restricted cash, beginning of period	518,866	189,869
Cash, cash equivalents and restricted cash, end of period	$505,056	$157,486
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2021 and 2020 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2020 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant items subject to such estimates include, but are not limited to, the measurement of provisions for credit losses, acquired intangible assets, the recoverability of goodwill, deferred tax assets, and the fair value of the convertible senior notes. Due to the inherent uncertainty involved in making estimates, particularly in light of the COVID-19 pandemic, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Recent Accounting Pronouncements
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU affect a wide variety of topics in the Accounting Standards Codification by either clarifying the codification or correcting unintended application of guidance. The amendments do not change U.S. GAAP and, therefore, are not expected to result in a significant change in current accounting practice. The Company adopted this ASU on January 1, 2021. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is intended to provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, to ease the potential accounting and financial reporting burden associated with the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU may be applied as of the beginning of any interim period that includes its effective date (i.e., March 12, 2020) through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued and does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU was issued to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or discontinuing the equity method of accounting. The Company adopted this ASU on January 1, 2021. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in this ASU include removal of certain exceptions to the general principles in Topic 740 related to recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in an interim period. The ASU also clarifies and simplifies other aspects of the accounting for income taxes, including the recognition of deferred tax liabilities for outside basis differences. The Company adopted this ASU on January 1, 2021. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
3.    Goodwill and Amortizable Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s condensed consolidated balance sheets for the periods indicated.

	Degree Program Segment	Alternative Credential Segment	Total

	(in thousands)
Balance as of December 31, 2020	$—	$415,830	$415,830
Foreign currency translation adjustments	—	(685)	(685)
Balance as of March 31, 2021	$—	$415,145	$415,145
The carrying amount of goodwill in the Alternative Credential Segment included accumulated impairment charges of $70.4 million as of both March 31, 2021 and December 31, 2020.
The following table presents the components of amortizable intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3.     Goodwill and Amortizable Intangible Assets (Continued)

		March 31, 2021			December 31, 2020
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Capitalized technology	3-5	$170,876	$(84,332)	$86,544	$165,254	$(75,822)	$89,432
Capitalized content development	4-5	217,568	(97,477)	120,091	208,170	(88,168)	120,002
University client relationships	9-10	109,275	(26,083)	83,192	109,498	(23,376)	86,122
Trade names and domain names	5-10	26,636	(10,380)	16,256	26,697	(9,483)	17,214
Total amortizable intangible assets, net		$524,355	$(218,272)	$306,083	$509,619	$(196,849)	$312,770
The amounts presented in the table above include $39.9 million and $38.6 million of in-process capitalized technology and content development as of March 31, 2021 and December 31, 2020, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $21.6 million and $20.2 million for the three months ended March 31, 2021 and 2020, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of March 31, 2021.

Future Amortization Expense
(in thousands)
Remainder of 2021	$63,345
2022	68,510
2023	52,306
2024	32,023
2025	18,464
Thereafter	31,575
Total	$266,223

4.    Accrued and Deferred Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	March 31, 2021	December 31, 2020

	(in thousands)
Accrued university and instructional staff compensation	$26,255	$27,371
Accrued marketing expenses	33,228	24,682
Accrued transaction, integration and restructuring-related expenses	2,733	3,492
Accrued compensation and related benefits	25,648	52,820
Accounts payable and other accrued expenses	43,446	22,309
Total accounts payable and accrued expenses	$131,310	$130,674
For the three months ended March 31, 2021 and 2020, expense related to the Company’s marketing and advertising efforts of its own brand were not material.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.     Accrued and Deferred Expenses (Continued)
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
As of March 31, 2021 and December 31, 2020, the Company had balances of $5.2 million and $6.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $0.5 million and $0.3 million of such amortization for the three months ended March 31, 2021 and 2020, respectively.
5.    Commitments and Contingencies
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
Stockholder Derivative Suits
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
5.    Commitments and Contingencies (Continued)
staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
On November 30, 2020, Leo Shumacher filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer, and the Company’s board of directors in the Court of Chancery of the State of Delaware, with docket number 2020-1019-AGB. The complaint alleges claims for breaches of fiduciary duty and unjust enrichment, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On January 6, 2021, the court entered a joint stipulation staying the case pending resolution of the securities class action. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of March 31, 2021, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
As of March 31, 2021, the Company has entered into an agreement to make an additional investment in an education technology company of up to $5.0 million, upon demand by the investee.
6.    Leases
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6.    Leases (Continued)
The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Operating lease expense	$4,282	$3,620
Short-term lease expense	44	113
Variable lease expense	1,436	1,460
Sublease income	(54)	—
Total lease expense	$5,708	$5,193
As of March 31, 2021, for the Company’s operating leases, the weighted-average remaining lease term was 7.2 years and the weighted-average discount rate was 11.4%. For the three months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $4.6 million and $4.1 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $0.6 million in aggregate.

March 31, 2021
(in thousands)
Remainder of 2021	$14,881
2022	19,019
2023	18,774
2024	18,373
2025	14,347
Thereafter	48,965
Total lease payments	134,359
Less: imputed interest	(43,503)
Total lease liability	$90,856
As of March 31, 2021, the Company had additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $53.3 million. Each of these operating leases will commence during the fiscal year ending 2021 and have lease terms of approximately 12 years.
7.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	March 31, 2021	December 31, 2020

	(in thousands)
Convertible senior notes	$380,000	$380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	4,080	1,343
Less: unamortized debt discount and issuance costs	(105,626)	(111,043)
Total debt	281,954	273,800
Less: current portion of long-term debt	(1,525)	(627)
Total long-term debt	$280,429	$273,173

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.     Debt (Continued)
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “Notes”), which had an estimated fair value of $570.2 million and $616.6 million as of March 31, 2021 and December 31, 2020, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
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
The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The interest expense related to the Notes for the three months ended March 31, 2021 and 2020, including amortization of the debt discount and debt issuance costs, was $7.6 million and zero, respectively. The associated effective interest rate of the Notes for the three months ended March 31, 2021 was approximately 11.3%.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 10.3%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option, excluding debt issuance costs, was $117.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated debt issuance costs of $7.2 million and $3.2 million to the debt and equity components, respectively. The excess of the principal amount of the liability component over its carrying amount, inclusive of debt issuance costs, represents the debt discount, which is amortized to interest expense at an annual effective interest rate over the contractual term of the Notes. As of March 31, 2021 and December 31, 2020, the unamortized debt discount was $105.6 million and $111.0 million, respectively.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.     Debt (Continued)
The initial conversion rate for the Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the Notes for redemption or the holders of the Notes electing to convert their Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time.
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
As of March 31, 2021, the Notes were determined to be convertible between April 1, 2021 and June 30, 2021, based on the satisfaction of the common stock sale price condition.
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
In April 2020, the Company used a portion of the proceeds from the sale of the Notes to repay in full all amounts outstanding, and discharge all obligations in respect of, the $250 million senior secured term loan facility. The Company intends to use the remaining net proceeds from the sale of the Notes for working capital or other general corporate purposes, which may include capital expenditures, potential acquisitions and strategic transactions.
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
The Credit Agreement contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make investments and acquisitions, pay dividends, repurchase equity interests in the Company and enter into affiliate transactions and asset sales. The Credit Agreement also contains financial covenants that require the Company to (i) maintain minimum liquidity and minimum consolidated EBITDA (as defined in the Credit Agreement) through the Company’s fiscal quarter ending on December 31,

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.     Debt (Continued)
2021 and (ii) not exceed certain maximum leverage and fixed charge ratios for any period of four consecutive fiscal quarters ending after (but not including) December 31, 2021 through the maturity date. As of March 31, 2021, no amounts were outstanding under the Credit Agreement.
Deferred Government Grant Obligations
The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027. In January 2021, the Company amended its conditional loan agreement with the State of Maryland to modify the terms of the employment level thresholds and extend the maturity date to June 30, 2028. The interest expense related to these loans for the three months ended March 31, 2021 and 2020 was immaterial. As of March 31, 2021 and December 31, 2020, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.4 million and $0.4 million, respectively.
8.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three months ended March 31, 2021 and 2020 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was approximately 0% and 2%, respectively. The Company’s income tax benefit for the three months ended March 31, 2021 and 2020 was $2 thousand and $1.1 million, respectively, and related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
9.    Stockholders’ Equity
Common Stock
As of March 31, 2021, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2021, there were 74,038,208 shares of common stock outstanding, and the Company had reserved a total of 25,788,604 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	3,303,857
Outstanding performance restricted stock units	1,638,088
Outstanding stock options	3,706,417
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	25,788,604
On August 6, 2020, the Company sold 6,800,000 shares of the Company’s common stock to the public. The Company received net proceeds of $299.8 million, which the Company intends to use for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions, growth opportunities and strategic transactions.
Stock-Based Compensation

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)
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
The following table presents stock-based compensation expense related to the Stock Plans and the 2017 Employee Stock Purchase Plan, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Curriculum and teaching	$16	$133
Servicing and support	3,849	3,928
Technology and content development	3,274	3,169
Marketing and sales	1,501	3,233
General and administrative	16,307	10,407
Total stock-based compensation expense	$24,947	$20,870

Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2020	3,010,019	$29.41
Granted	952,617	40.53
Vested	(534,967)	19.87
Forfeited	(123,812)	30.48
Outstanding balance as of March 31, 2021	3,303,857	$34.12
The total compensation expense related to the unvested RSUs not yet recognized as of March 31, 2021 was $82.8 million, and will be recognized over a weighted-average period of approximately 2.1 years.
Performance Restricted Stock Units
The 2014 Plan allows for the grant of performance restricted stock units (“PRSUs”) to eligible participants. The right to earn the PRSUs is subject to achievement of the defined performance metrics and continuous employment service. The performance metrics are defined and approved by the compensation committee of our board of directors. Earned PRSUs may be subject to additional time-based vesting.
During the three months ended March 31, 2021, the PRSU awards granted as part of the Company’s 2020 annual equity award cycle with a performance period that began on January 1, 2020 and ended on December 31, 2020, vested at 200% of target.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)
The following tables present a summary of (i) the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (ii) the Company’s PRSU activity for the period indicated. As of March 31, 2021 and December 31, 2020, there were 0.9 million and 1.3 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of March 31, 2021 and December 31, 2020, and have been excluded from the tables below.

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.10% – 0.26%	1.51%
Expected term (years)	1.00 – 3.00	1.00
Expected volatility	85% – 89%	75%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$61.33	$22.45

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2020	1,355,296	$23.51
Granted	1,577,721	44.73
Vested	(1,192,596)	22.47
Forfeited	(102,333)	45.55
Outstanding balance as of March 31, 2021	1,638,088	$43.33
The total compensation expense related to the unvested PRSUs not yet recognized as of March 31, 2021 was $50.9 million, and will be recognized over a weighted-average period of approximately 1.2 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over four years.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented.

Three Months Ended March 31,
2020
Risk-free interest rate	1.5%
Expected term (years)	6.04
Expected volatility	64%
Dividend yield	0%
Weighted-average grant date fair value per share	$11.48
The following table presents a summary of the Company’s stock option activity for the period indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance as of December 31, 2020	3,916,867	$35.63	5.08	$59,906
Granted	—
Exercised	(181,716)	19.44	2.62
Forfeited	(24,332)	59.85
Expired	(4,402)	61.05
Outstanding balance as of March 31, 2021	3,706,417	36.24	4.76	52,080
Exercisable as of March 31, 2021	3,124,412	$30.03	4.25	$51,485
The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $4.8 million and $0.5 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of March 31, 2021 was $16.5 million, and will be recognized over a weighted-average period of approximately 2.2 years.
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

	Three Months Ended March 31,
	2021	2020
Stock options	3,706,417	4,310,566
Restricted stock units	3,303,857	3,842,941
Performance restricted stock units	1,638,088	1,864,105
Shares related to convertible senior notes	13,443,374	—
Total antidilutive securities	22,091,736	10,017,612
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
Numerator (in thousands):
Net loss	$(45,564)	$(60,106)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	73,676,409	63,626,333
Net loss per share, basic and diluted	$(0.62)	$(0.94)

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information
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
Significant Customers
For the three months ended March 31, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the three months ended March 31, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $17.5 million, or approximately 10% of the Company’s consolidated revenue.
As of March 31, 2021, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $19.3 million, or approximately 26% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2020, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $5.8 million and $5.2 million, or approximately 12% and 11% of the Company’s consolidated accounts receivable, net balance, respectively.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$145,875	$118,457
Alternative Credential Segment	86,598	57,022
Total revenue	$232,473	$175,479

Segment profitability**
Degree Program Segment	$25,888	$6,460
Alternative Credential Segment	(12,140)	(10,764)
Total segment profitability	$13,748	$(4,304)

Segment profitability margin***
Degree Program Segment	17.7%	5.5%
Alternative Credential Segment	(14.0)	(18.9)
Total segment profitability margin	5.9%	(2.5)%

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information (Continued)

*	The Company has excluded immaterial amounts of intersegment revenues from the three-month periods ended March 31, 2021 and 2020.
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

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net loss	$(45,564)	$(60,106)
Adjustments:
Stock-based compensation expense	24,947	20,870
Foreign currency loss	915	2,271
Net interest expense	7,519	4,980
Income tax benefit	(2)	(1,055)
Depreciation and amortization expense	24,987	23,485
Other*	946	5,251
Total adjustments	59,312	55,802
Total segment profitability	$13,748	$(4,304)

*
Includes (i) transaction and integration expense of $0.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, (ii) restructuring-related expense of $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $0.4 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	March 31, 2021	December 31, 2020

	(in thousands)
Total assets
Degree Program Segment	$818,523	$830,706
Alternative Credential Segment	736,990	713,558
Total assets	$1,555,513	$1,544,264

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information (Continued)

Trade Accounts Receivable and Contract Liabilities
The following table presents the Company’s trade accounts receivable and contract liabilities in each segment as of each of the dates indicated.

	March 31, 2021	December 31, 2020

	(in thousands)
Trade accounts receivable
Degree Program Segment accounts receivable	$39,572	$16,424
Degree Program Segment unbilled revenue	10,367	6,072
Alternative Credential Segment accounts receivable	31,906	29,717
Provision for credit losses	(7,101)	(5,936)
Total trade accounts receivable	$74,744	$46,277

Contract liabilities
Degree Program Segment deferred revenue	$25,938	$1,714
Alternative Credential Segment deferred revenue	82,426	73,779
Total contract liabilities	$108,364	$75,493

For the Degree Program Segment, revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each year was $1.7 million and $2.2 million, respectively.
For the Alternative Credential Segment, revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each year was $55.9 million and $34.4 million, respectively.
The amount of financing receivables recorded within other assets on our condensed consolidated balance sheets were $34.7 million and $25.4 million as of March 31, 2021 and December 31, 2020, respectively.
The following table presents the change in provision for credit losses on the Company’s condensed consolidated balance sheets for the period indicated:

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2020	$5,936
Current period provision	2,022
Amounts written off	—
Amounts recovered	(899)
Foreign currency translation adjustments	42
Balance as of March 31, 2021	$7,101
Contract Acquisition Costs

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information (Continued)
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. For each of the three-month periods ended March 31, 2021 and 2020, the Company capitalized an immaterial amount contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $23.1 million and $11.3 million for the three months ended March 31, 2021 and 2020, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of March 31, 2021 and December 31, 2020 totaled approximately $1.5 million and $1.6 million, respectively.
12.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $0.1 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s accrued but unpaid capital expenditures were $1.5 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, and our other filings with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Unless the context otherwise requires, all references to “we,” “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K, filed with the SEC on February 25, 2021.
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
COVID-19 Update
Since the onset of the COVID-19 pandemic, we have experienced increased demand for our technology and services from university clients and increased demand for our offerings from students. However, we cannot estimate the impact of COVID-19 on these demand trends or our business or economic conditions generally, and there is no assurance that we will continue to experience current demand and cost of service levels as the COVID-19 pandemic tapers, particularly as vaccinations become widely available. For a discussion of additional risks related to COVID-19, see Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
In our Alternative Credential Segment, our marketing and sales expense in any period generates student enrollments as much as 24 weeks later. We then generate revenue as students progress through their courses, which typically occurs over a two- to six-month period following initial enrollment.
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
Servicing and Support
Servicing and support expense consists primarily of personnel and personnel-related expense associated with the management and operations of our educational offerings, as well as supporting students and faculty members. Servicing and support expense also includes expenses to support our platform, facilitate in-program field placements and student immersions, and assist with compliance requirements.
Technology and Content Development
Technology and content development expense consists primarily of personnel and personnel-related expense associated with the ongoing improvement and maintenance of our platform, as well as hosting and licensing expenses. Technology and content expense also includes the amortization of capitalized technology and content.
General and Administrative
General and administrative expense consists primarily of personnel and personnel-related expense for our centralized functions, including executive management, legal, finance, human resources, and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expenses.
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
Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended March 31, 2021 and 2020
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended March 31,
	2021		2020		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$232,473	100.0%	$175,479	100.0%	$56,994	32.5%
Costs and expenses
Curriculum and teaching	33,148	14.3	20,478	11.7	12,670	61.9
Servicing and support	33,184	14.3	30,533	17.4	2,651	8.7
Technology and content development	42,924	18.5	35,510	20.2	7,414	20.9
Marketing and sales	113,237	48.7	99,215	56.5	14,022	14.1
General and administrative	47,112	20.3	43,653	24.9	3,459	7.9
Total costs and expenses	269,605	116.1	229,389	130.7	40,216	17.5
Loss from operations	(37,132)	(16.1)	(53,910)	(30.7)	16,778	31.1
Interest income	362	0.2	513	0.3	(151)	29.5
Interest expense	(7,881)	(3.4)	(5,493)	(3.1)	(2,388)	43.5
Other expense, net	(915)	(0.4)	(2,271)	(1.3)	1,356	59.7
Loss before income taxes	(45,566)	(19.7)	(61,161)	(34.8)	15,595	25.5
Income tax benefit	2	0.0	1,055	0.6	(1,053)	99.8
Net loss	$(45,564)	(19.7)%	$(60,106)	(34.2)%	$14,542	24.2%

Revenue. Revenue for the three months ended March 31, 2021 increased $57.0 million, or 32.5%, to $232.5 million as compared to $175.5 million in 2020. Revenue from our Degree Program Segment increased $27.4 million, or 23.1%, primarily due to growth in full course equivalent (“FCE”) enrollments of 14,273, or 31.2%. Revenue from our Alternative Credential Segment increased $29.6 million, or 51.9%, primarily due to growth in FCE enrollments of 5,937, or 39.2%.
Curriculum and Teaching. Curriculum and teaching expense increased $12.6 million, or 61.9%, to $33.1 million as compared to $20.5 million in 2020. This increase was primarily due to higher university and instructional staff expense due to higher FCEs in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $2.7 million, or 8.7%, to $33.2 million as compared to $30.5 million in 2020. This increase was primarily due to a $2.9 million increase in personnel and personnel-related expense to serve a greater number of students and faculty. This increase was partially offset by a $0.2 million decrease in other student support expenses, particularly travel and related expense due to the impact of COVID-19 and operating efficiencies.
Technology and Content Development. Technology and content development expense increased $7.4 million, or 20.9%, to $42.9 million as compared to $35.5 million in 2020. This increase was primarily due to a $3.6 million increase in personnel and personnel-related expense, a $2.8 million increase in expenses to support our platform and software applications, and a $1.2 million increase in depreciation and amortization expense.
Marketing and Sales. Marketing and sales expense increased $14.0 million, or 14.1%, to $113.2 million as compared to $99.2 million in 2020. This increase was primarily due to a $12.2 million increase in marketing expense and a $1.3 million increase in personnel and personnel-related expense to support our revenue growth.

General and Administrative. General and administrative expense increased $3.4 million, or 7.9%, to $47.1 million as compared to $43.7 million in 2020. This increase was primarily due to a $4.4 million increase in personnel and personnel-related expense and a $1.2 million increase in professional fees. These increases were partially offset by a $1.9 million decrease in other expenses.
Net Interest Income (Expense). Net interest expense was $7.5 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively. The net interest expense for the three months ended March 31, 2021 was primarily due to interest incurred on our $380 million aggregate principal amount of 2.25% convertible senior notes due 2025 (the “Notes”), partially offset by interest earned on our cash balances. The net interest expense for the three months ended March 31, 2020 was primarily due to interest incurred on our $250 million senior secured term loan facility, partially offset by interest earned on our cash balances.
Other Expense, Net. Other expense, net was $0.9 million for the three months ended March 31, 2021, as compared to $2.3 million for the three months ended March 31, 2020. This decrease was primarily due to the remeasurement of foreign currency transactions impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended March 31, 2021, we recognized an income tax benefit of $2 thousand. For the three months ended March 31, 2020, we recognized income tax benefit of $1.1 million, and our effective tax rate was approximately 2%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
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
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net loss	$(45,564)	$(60,106)
Adjustments:
Stock-based compensation expense	24,947	20,870
Foreign currency loss	915	2,271
Net interest expense	7,519	4,980
Income tax benefit	(2)	(1,055)
Depreciation and amortization expense	24,987	23,485
Other*	946	5,251
Total adjustments	59,312	55,802
Total segment profitability	$13,748	$(4,304)

*
Includes (i) transaction and integration expense of $0.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, (ii) restructuring-related expense of $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $0.4 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.

Three Months Ended March 31, 2021 and 2020
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2021	2020	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$145,875	$118,457	$27,418	23.1%
Alternative Credential Segment	86,598	57,022	29,576	51.9
Total revenue	$232,473	$175,479	$56,994	32.5%

Segment profitability
Degree Program Segment	$25,888	$6,460	$19,428	300.7%
Alternative Credential Segment	(12,140)	(10,764)	(1,376)	12.8
Total segment profitability	$13,748	$(4,304)	$18,052	**

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended March 31, 2021 and 2020.
**	Not meaningful for comparative purposes.
Degree Program Segment profitability increased $19.4 million to $25.9 million as compared to $6.5 million in 2020. This increase was primarily due to revenue growth of $27.4 million, operational and marketing efficiency initiatives and reduced travel and related expense.
Alternative Credential Segment profitability decreased $1.4 million, or 12.8%, to $(12.1) million as compared to $(10.8) million in 2020. This decrease was primarily due to higher operating expenses.
Liquidity and Capital Resources
As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $486.8 million, which were held for working capital and general corporate purposes, and the ability to borrow under our revolving credit facility as discussed below.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of March 31, 2021, the Notes were determined to be convertible between April 1, 2021 and June 30, 2021, based on the satisfaction of the common stock sale price condition. Refer to Note 7 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.

On June 25, 2020, we entered into a $50 million credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provides for $50 million in revolving loans. The Credit Agreement allows for incremental borrowings from time to time in an aggregate amount for all such incremental amounts not to exceed (i) the lesser of (x) $50 million and (y) an amount such that the aggregate principal amount of the lenders’ commitments under the revolving credit facility does not exceed $100 million, plus (ii) certain specified prepayments of indebtedness, plus (iii) an unlimited amount subject to satisfaction of a leverage ratio based compliance test. As of March 31, 2021, no amounts were outstanding under the Credit Agreement.
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
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment. During the three months ended March 31, 2021 and 2020, our capital asset additions were $16.5 million and $19.9 million, respectively.
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
Net cash provided by operating activities for the three months ended March 31, 2021 was $7.6 million, consisting primarily of adjustments for non-cash items, including $25.0 million of depreciation and amortization expense, $24.9 million of stock-based compensation expense, $7.7 million of non-cash interest expense, and $4.3 million of reductions in the carrying amounts of our right-of-use assets, partially offset by our net loss of $45.6 million. The net change in operating assets and liabilities of $10.7 million was unfavorable to cash flows from operations primarily due to an increase in accounts receivable of $30.7 million and an increase in prepaid expenses and other assets of $10.9 million, partially offset by a $32.9 million increase in deferred revenue.
Net cash used in operating activities for the three months ended March 31, 2020 was $9.9 million, consisting primarily of our net loss of $60.1 million, adjusted for non-cash items including $23.5 million of depreciation and amortization expense, $20.9 million of stock-based compensation expense, and $3.6 million of reductions in the carrying amounts of our right-of-use assets. The net change in operating assets and liabilities of $1.1 million was favorable to cash flows from operations primarily due to a $26.4 million increase in accounts payable and accrued expenses and a $21.7 million increase in deferred revenue. Accounts receivable was $75.4 million at the end of the quarter, up $41.8 million from the end of 2019.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $15.1 million, consisting primarily of $14.2 million of additions of amortizable intangible assets and $0.8 million of purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2020 was $19.1 million, consisting primarily of $15.8 million of additions of amortizable intangible assets and $2.4 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was $6.3 million, consisting primarily of $12.6 million of tax withholding payments associated with the settlement of restricted stock units, partially offset by $3.5 million of proceeds received from the exercise of stock options and $2.9 million of proceeds from debt.
Net cash used in financing activities for the three months ended March 31, 2020 was $2.5 million, consisting primarily of the payment of debt issuance costs in connection with the February 2020 amendment of our senior secured term loan facility.

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
Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our short courses and boot camps. Our short courses run between six and 16 weeks, while our boot camps run between 12 and 24 weeks. In this segment, our contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the proceeds received, net of any applicable pricing concessions, from the students enrolled and share contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks. These amounts are recognized as curriculum and teaching expenses on our condensed consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Degree Program Segment.
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
Interest-free financing and tuition payment plans are made available to students enrolling in select boot camps within our Alternative Credential Segment. The financing plans, which are managed and serviced by third-party providers, are designed to assist students who are unable to completely cover tuition costs and are available only after all other student financial assistance and scholarships have been applied. The associated financing receivables generally have payment terms that exceed one year and are recorded on our consolidated balance sheets net of any implied pricing concessions, based on our collections history and market data, and significant financing components. The amount of financing receivables recorded within other assets on our condensed consolidated balance sheets were $34.7 million and $25.4 million as of March 31, 2021 and December 31, 2020, respectively.
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
Capitalized Technology. Capitalized technology includes certain purchased software and technology licenses, direct third-party costs, and internal payroll and payroll-related costs used in the creation of our internal-use software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our and the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these amounts are amortized using the straight-line method over the estimated useful life of the software, which is generally three to five years.

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
The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related expenses incurred to create and produce videos and other digital content utilized in the university clients’ offerings for delivery via our online learning platform. Capitalization ends when content has been fully developed by both us and the university client, at which time amortization of the capitalized content development begins. The capitalized costs for each offering are recorded on a course-by-course basis and included in amortizable intangible assets, net on our consolidated balance sheets. These amounts are amortized using the straight-line method over the estimated useful life of the respective course, which is generally four to five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by faculty members for similar on-campus offerings.
Evaluation of Long-Lived Assets
We review long-lived assets, which consist of property and equipment, capitalized technology, capitalized content development and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to assess the recoverability of the capitalized technology and content development, the amounts are grouped by the lowest level of independent cash flows. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. Our impairment analysis is based upon cumulative results and forecasted performance.
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
Based on our qualitative assessment performed as of October 1, 2020, the date of our annual goodwill impairment assessment, we concluded that the estimated fair values of our reporting units exceeded their carrying values by no less than 10%. It is possible that future changes in our circumstances, including potential impacts from COVID-19, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.

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

	Three Months Ended March 31,
	2021	2020
Degree Program Segment
FCE enrollments	60,007	45,734
Average revenue per FCE enrollment	$2,431	$2,590
Alternative Credential Segment
FCE enrollments	21,078	15,141
Average revenue per FCE enrollment	$4,108	$3,766

Of the increase in FCE enrollments in our Degree Program Segment for the three months ended March 31, 2021 and 2020, 4,096, or 28.7%, and 2,880, or 46.3%, respectively, were attributable to degree programs launched during the preceding 12 months.
Of the increase in FCE enrollments in our Alternative Credential Segment for the three months ended March 31, 2021 and 2020, 4,954, or 83.4%, and 3,052, or 50.8%, respectively, were attributable to offerings launched during the preceding 12 months.
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

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net loss	$(45,564)	$(60,106)
Adjustments:
Stock-based compensation expense	24,947	20,870
Foreign currency loss	915	2,271
Net interest expense	7,519	4,980
Income tax benefit	(2)	(1,055)
Depreciation and amortization expense	24,987	23,485
Other*	946	5,251
Total adjustments	59,312	55,802
Adjusted EBITDA (loss)	$13,748	$(4,304)

*
Includes (i) transaction and integration expense of $0.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, (ii) restructuring-related expense of $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $0.4 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 25, 2021.
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
For the three months ended March 31, 2021 and 2020, our foreign currency translation adjustment was a loss of $0.8 million and a loss of $16.1 million, respectively.
For the three months ended March 31, 2021 and 2020, we recognized foreign currency exchange losses of $0.9 million and $2.3 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended March 31, 2021 was 13% and 7% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended March 31, 2020 was 11% and 9% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021, remain current in all material respects. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

10.1†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.					X

10.2†*	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv). The registrant hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

April 28, 2021	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

April 28, 2021	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer