Form 10-Q
period 2021-06-30
2U, Inc.
filed 2021-07-29
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 27, 2021, there were 74,616,938 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•our ability to consummate the edX Acquisition (as defined below), including our ability to obtain regulatory and governmental approvals in a timely manner or at all, and realize the anticipated benefits of the edX Acquisition;
•our ability to successfully integrate the operations of our acquisitions, including the pending edX Acquisition, to achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;
•our ability to refinance our indebtedness on attractive terms, if at all, to better align with our focus on profitability;
•our ability to service our substantial indebtedness and comply with the covenants and conversion obligations contained in the Indenture (as defined below) governing our Notes (as defined below) and the Term Loan Agreement (as defined below) governing our Term Loan Facilities (as defined below);
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
You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended and supplemented by Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$953,107	$500,629
Restricted cash	18,227	18,237
Accounts receivable, net	101,394	46,663
Prepaid expenses and other assets	62,895	39,353
Total current assets	1,135,623	604,882
Property and equipment, net	50,015	52,734
Right-of-use assets	68,150	60,785
Goodwill	417,357	415,830
Amortizable intangible assets, net	301,095	312,770
Other assets, non-current	77,017	97,263
Total assets	$2,049,257	$1,544,264
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$148,421	$130,674
Deferred revenue	110,323	75,493
Lease liability	10,689	10,024
Other current liabilities	22,531	21,178
Total current liabilities	291,964	237,369
Long-term debt	742,100	273,173
Deferred tax liabilities, net	2,167	2,810
Lease liability, non-current	89,057	83,228
Other liabilities, non-current	6,550	6,694
Total liabilities	1,131,838	603,274
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,507,853 shares issued and outstanding as of June 30, 2021; 72,451,521 shares issued and outstanding as of December 31, 2020	75	72
Additional paid-in capital	1,688,223	1,646,574
Accumulated deficit	(763,267)	(695,872)
Accumulated other comprehensive loss	(7,612)	(9,784)
Total stockholders’ equity	917,419	940,990
Total liabilities and stockholders’ equity	$2,049,257	$1,544,264
 See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$237,209	$182,687	$469,682	$358,166
Costs and expenses
Curriculum and teaching	34,788	26,256	67,936	46,734
Servicing and support	34,865	30,294	68,049	60,827
Technology and content development	42,509	37,307	85,433	72,817
Marketing and sales	114,644	98,341	227,881	197,556
General and administrative	47,494	39,554	94,606	83,207
Total costs and expenses	274,300	231,752	543,905	461,141
Loss from operations	(37,091)	(49,065)	(74,223)	(102,975)
Interest income	352	154	714	667
Interest expense	(8,188)	(6,518)	(16,069)	(12,011)
Loss on debt extinguishment	(1,101)	(11,671)	(1,101)	(11,671)
Other income (expense), net	24,070	570	23,155	(1,701)
Loss before income taxes	(21,958)	(66,530)	(67,524)	(127,691)
Income tax benefit	127	363	129	1,418
Net loss	$(21,831)	$(66,167)	$(67,395)	$(126,273)
Net loss per share, basic and diluted	$(0.29)	$(1.03)	$(0.91)	$(1.98)
Weighted-average shares of common stock outstanding, basic and diluted	74,421,911	64,075,405	74,051,220	63,850,869
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	2,977	1,404	2,172	(14,711)
Comprehensive loss	$(18,854)	$(64,763)	$(65,223)	$(140,984)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	72,451,521	$72	$1,646,574	$(695,872)	$(9,784)	$940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,404,971	2	(12,615)	—	—	(12,613)
Exercise of stock options	181,716	—	3,533	—	—	3,533
Stock-based compensation expense	—	—	24,947	—	—	24,947
Net loss	—	—	—	(45,564)	—	(45,564)
Foreign currency translation adjustment	—	—	—	—	(805)	(805)
Balance, March 31, 2021	74,038,208	$74	$1,662,439	$(741,436)	$(10,589)	$910,488
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	390,976	1	(1,502)	—	—	(1,501)
Exercise of stock options	28,263	—	737	—	—	737
Issuance of common stock in connection with employee stock purchase plan	50,406	—	1,773	—	—	1,773
Stock-based compensation expense	—	—	24,776	—	—	24,776
Net loss	—	—	—	(21,831)	—	(21,831)
Foreign currency translation adjustment	—	—	—	—	2,977	2,977
Balance, June 30, 2021	74,507,853	$75	$1,688,223	$(763,267)	$(7,612)	$917,419

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

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(67,395)	$(126,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	11,447	5,675
Depreciation and amortization expense	51,409	47,470
Stock-based compensation expense	49,723	41,961
Non-cash lease expense	8,644	7,299
Provision for credit losses	3,551	1,267
Loss on debt extinguishment	1,101	11,671
Gain on sale of investment	(27,875)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(58,847)	(39,521)
Payments to university clients	4,629	4,354
Prepaid expenses and other assets	(20,397)	(8,774)
Accounts payable and accrued expenses	15,888	26,989
Deferred revenue	34,697	28,843
Other liabilities, net	(10,528)	(9,299)
Other	1,759	1,694
Net cash used in operating activities	(2,194)	(6,644)
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	(949)
Additions of amortizable intangible assets	(29,867)	(32,497)
Purchases of property and equipment	(2,452)	(4,254)
Purchase of investment	(1,000)	—
Proceeds from sale of investment	37,875	—
Advances repaid by university clients	200	275
Other	56	—
Net cash provided by (used in) investing activities	4,812	(37,425)
Cash flows from financing activities
Proceeds from debt	469,595	371,708
Payments on debt	(703)	(250,409)
Purchases of capped calls in connection with issuance of convertible senior notes	—	(50,540)
Prepayment premium on extinguishment of senior secured term loan facility	—	(2,528)
Payment of debt issuance costs	(10,258)	(3,419)
Tax withholding payments associated with settlement of restricted stock units	(14,114)	(464)
Proceeds from exercise of stock options	4,270	1,825
Proceeds from employee stock purchase plan share purchases	1,773	1,771
Net cash provided by financing activities	450,563	67,944
Effect of exchange rate changes on cash	(713)	(713)
Net increase in cash, cash equivalents and restricted cash	452,468	23,162
Cash, cash equivalents and restricted cash, beginning of period	518,866	189,869
Cash, cash equivalents and restricted cash, end of period	$971,334	$213,031
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is a leading digital transformation partner for nonprofit colleges and universities. The Company builds, delivers, and supports more than 550 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses, across the Career Curriculum Continuum.
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
On June 28, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with edX Inc., a Massachusetts nonprofit corporation (“edX”) and Circuit Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of edX (“edX Sub”), pursuant to which the Company agreed to acquire edX Sub (the “edX Acquisition”).
Pursuant to the Purchase Agreement, edX will contribute substantially all of its assets to edX Sub effective immediately prior to the closing (the “Contribution”), and the Company will purchase from edX 100% of the outstanding membership interests of edX Sub (the “Membership Interests”). The purchase price for the Membership Interests will be $800 million. The foregoing consideration is subject to customary adjustments based on, among other things, the amount of cash, debt, transaction expenses and working capital of edX and edX Sub at the closing date.
The Purchase Agreement contains customary representations, warranties and covenants by edX Sub, the Company, and edX. The completion of the transaction is subject to receipt of required regulatory and governmental approvals, including the expiration or termination of the waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary closing conditions. The transaction does not require approval of the Company’s stockholders and is not subject to any financing contingency.
The Purchase Agreement may be terminated under certain circumstances, including by the Company or edX if the transaction has not been completed by June 28, 2022. The Company currently anticipates that the edX Acquisition will be completed before the end of 2021.
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2021 and 2020 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements
In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-10, Codification Improvements. The amendments in this ASU affect a wide variety of topics in the Accounting Standards Codification (“ASC”) by either clarifying the codification or correcting unintended application of guidance. The amendments do not change U.S. GAAP and, therefore, are not expected to result in a significant change in current accounting practice. The Company adopted this ASU on January 1, 2021. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
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

	Degree Program Segment	Alternative Credential Segment	Total

	(in thousands)
Balance as of December 31, 2020	$—	$415,830	$415,830
Foreign currency translation adjustments	—	1,527	1,527
Balance as of June 30, 2021	$—	$417,357	$417,357
The carrying amount of goodwill in the Alternative Credential Segment included accumulated impairment charges of $70.4 million as of both June 30, 2021 and December 31, 2020.
The following table presents the components of amortizable intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		June 30, 2021			December 31, 2020
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Capitalized technology	3-5	$175,098	$(91,323)	$83,775	$165,254	$(75,822)	$89,432
Capitalized content development	4-5	227,148	(106,591)	120,557	208,170	(88,168)	120,002
University client relationships	9-10	110,159	(29,265)	80,894	109,498	(23,376)	86,122
Trade names and domain names	5-10	27,281	(11,412)	15,869	26,697	(9,483)	17,214
Total amortizable intangible assets, net		$539,686	$(238,591)	$301,095	$509,619	$(196,849)	$312,770
The amounts presented in the table above include $36.0 million and $38.6 million of in-process capitalized technology and content development as of June 30, 2021 and December 31, 2020, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $23.2 million and $20.8 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded amortization expense related to amortizable intangible assets of $44.8 million and $41.0 million for the six months ended June 30, 2021 and 2020, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3.     Goodwill and Amortizable Intangible Assets (Continued)
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of June 30, 2021.

Future Amortization Expense
(in thousands)
Remainder of 2021	$43,518
2022	73,208
2023	57,527
2024	35,956
2025	21,994
Thereafter	32,851
Total	$265,054

4.    Accrued and Deferred Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2021	December 31, 2020

	(in thousands)
Accrued university and instructional staff compensation	$25,199	$27,371
Accrued marketing expenses	46,793	24,682
Accrued transaction, integration and restructuring-related expenses	3,176	3,492
Accrued compensation and related benefits	41,703	52,820
Accounts payable and other accrued expenses	31,550	22,309
Total accounts payable and accrued expenses	$148,421	$130,674
For the three and six months ended June 30, 2021 and 2020, expense related to the Company’s marketing and advertising efforts of its own brand were not material.
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
As of June 30, 2021 and December 31, 2020, the Company had balances of $6.0 million and $6.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $0.6 million and $0.3 million of such amortization for the three months ended June 30, 2021 and 2020, respectively. The Company incurred $1.1 million and $0.6 million of such amortization for the six months ended June 30, 2021 and 2020, respectively.

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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of June 30, 2021, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
In the first quarter of 2019, the Company entered into an agreement to make investments in an education technology company of up to $15.0 million, upon demand by the investee. During the second quarter of 2021, the Company sold its investment in this education technology company and was released from any further obligation to make additional investments.
6.    Leases
The Company leases facilities under non-cancellable operating leases primarily in the United States, South Africa, the United Kingdom and Canada. The Company’s operating leases have remaining lease terms of between less than one to 12 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancellable lease terms. The future lease payments due under non-cancellable operating lease arrangements contain fixed rent increases over the term of the lease. The Company also leases office equipment under non-cancellable leases.
The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease expense	$4,345	$3,721	$8,627	$7,341
Short-term lease expense	10	121	54	234
Variable lease expense	1,593	1,211	3,029	2,671
Sublease income	(56)	—	(110)	—
Total lease expense	$5,892	$5,053	$11,600	$10,246

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6.    Leases (Continued)
As of June 30, 2021, for the Company’s operating leases, the weighted-average remaining lease term was 7.6 years and the weighted-average discount rate was 12.1%. For the six months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $9.2 million and $8.3 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $0.5 million in aggregate.

June 30, 2021
(in thousands)
Remainder of 2021	$10,372
2022	20,575
2023	20,475
2024	20,205
2025	16,317
Thereafter	70,004
Total lease payments	157,948
Less: imputed interest	(58,202)
Total lease liability	$99,746
As of June 30, 2021, the Company had additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $26.6 million. Each of these operating leases will commence during the fiscal year ending 2021 and have lease terms of approximately 12 years.
7.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2021	December 31, 2020

	(in thousands)
Term loan facilities	$475,000	$—
Convertible senior notes	380,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	3,560	1,343
Less: unamortized debt discount and issuance costs	(118,629)	(111,043)
Total debt	743,431	273,800
Less: current portion of long-term debt	(1,331)	(627)
Total long-term debt	$742,100	$273,173
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “Notes”), which had an estimated fair value of $625.8 million and $616.6 million as of June 30, 2021 and December 31, 2020, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
Term Loan Credit and Guaranty Agreement

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.     Debt (Continued)
The Company entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (the “Term Loan Agreement”), among the Company, as borrower, the subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Alter Domus (US) LLC as administrative agent and collateral agent. Pursuant to the Term Loan Agreement, the lenders thereunder made term loans to the Company on June 29, 2021 (the “Funding Date”) in the aggregate principal amount of $475 million (the “Term Loan Facilities”). The Term Loan Facilities have an initial maturity date of December 28, 2024 (the “Maturity Date”). Commencing on the Funding Date, loans under the Term Loan Facilities will bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. If the loans under the Term Loan Facilities are prepaid prior to the second anniversary, subject to certain customary exceptions, the Company shall pay the Applicable Premium (as defined in the Term Loan Agreement) on the amount of the loans so prepaid. The Company can repay the amount of the loans at par, plus accrued and unpaid interest, if the edX Acquisition does not close. The associated effective interest rate of the Term Loan Facilities for each of the three- and six-month periods ended June 30, 2021 was approximately 5.75%.
The obligations under the Term Loan Agreement are guaranteed by certain of the Company’s subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). The obligations under the Term Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a perfected security interest in all tangible and intangible assets of the Credit Parties, except for certain customary excluded assets.
The Term Loan Agreement contains customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Term Loan Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Term Loan Agreement contains a financial covenant that requires the Company to maintain minimum Recurring Revenues (as defined in the Term Loan Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the Maturity Date. The Term Loan Agreement also provides for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Term Loan Agreement); failure of any material provision of the Term Loan Agreement or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Agreement.
If an event of default under the Term Loan Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the commitments and loans under the Term Loan Agreement, upon notice by the administrative agent to the borrowers, the obligations under the Term Loan Agreement shall become immediately due and payable. In addition, if the Credit Parties become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Term Loan Agreement will automatically become immediately due and payable.
In connection with entering into the Term Loan Agreement in June 2021, the Company terminated its $50 million credit agreement, dated June 25, 2020, and recognized a loss on debt extinguishment of $1.1 million in connection with the write-off of previously capitalized deferred financing costs and associated fees.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.     Debt (Continued)
The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The interest expense related to the Notes for the three months ended June 30, 2021 and 2020, including amortization of the debt discount and debt issuance costs, was $7.6 million and $5.0 million, respectively. The interest expense related to the Notes for the six months ended June 30, 2021 and 2020, including amortization of the debt discount and debt issuance costs, was $15.2 million and $5.0 million, respectively. The associated effective interest rate of the Notes for the three months ended June 30, 2021 and 2020 was approximately 11.1% and 10.3%, respectively. The associated effective interest rate of the Notes for the six months ended June 30, 2021 and 2020 was approximately 11.2% and 10.3%, respectively.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 10.3%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option, excluding debt issuance costs, was $117.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated debt issuance costs of $7.2 million and $3.2 million to the debt and equity components, respectively. The excess of the principal amount of the liability component over its carrying amount, inclusive of debt issuance costs, represents the debt discount, which is amortized to interest expense at an annual effective interest rate over the contractual term of the Notes. As of June 30, 2021 and December 31, 2020, the unamortized debt discount was $100.1 million and $111.0 million, respectively.
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
As of June 30, 2021, the Notes are not convertible between July 1, 2021 and September 30, 2021, as the common stock sale price condition was not met.
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
Deferred Government Grant Obligations
The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027. In January 2021, the Company amended its conditional loan agreement with the State of Maryland to modify the terms of the employment level thresholds and extend the maturity date to June 30, 2028. The interest expense related to these loans for the three and six months ended June 30, 2021 and 2020 was immaterial. As of June 30, 2021 and December 31, 2020, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.4 million and $0.4 million, respectively.
8.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three and six months ended June 30, 2021 and 2020 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was approximately 1% and 1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was less than 1% and approximately 1%, respectively. The Company’s income tax benefit for the six months ended June 30, 2021 and 2020 was $0.1 million and $1.4 million, respectively, and related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9.    Stockholders’ Equity
Common Stock
As of June 30, 2021, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2021, there were 74,507,853 shares of common stock outstanding, and the Company had reserved a total of 25,255,992 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	2,901,519
Outstanding performance restricted stock units	1,580,153
Outstanding stock options	3,634,078
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	25,255,992
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the six months ended June 30, 2021, an aggregate of 50,406 shares of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares was $1.8 million. As of June 30, 2021, 615,988 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Curriculum and teaching	$17	$58	$33	$191
Servicing and support	3,964	3,642	7,813	7,570
Technology and content development	3,095	2,936	6,369	6,105
Marketing and sales	1,672	1,853	3,173	5,086
General and administrative	16,028	12,602	32,335	23,009
Total stock-based compensation expense	$24,776	$21,091	$49,723	$41,961
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2020	3,010,019	$29.41
Granted	1,081,724	40.31
Vested	(963,065)	30.97
Forfeited	(227,159)	30.65
Outstanding balance as of June 30, 2021	2,901,519	$32.85
The total compensation expense related to the unvested RSUs not yet recognized as of June 30, 2021 was $74.0 million, and will be recognized over a weighted-average period of approximately 1.8 years.
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
During the first quarter of 2021, the PRSU awards granted as part of the Company’s 2020 annual equity award cycle with a performance period that began on January 1, 2020 and ended on December 31, 2020, vested at 200% of target.
The following tables present a summary of (i) the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (ii) the Company’s PRSU activity for the period indicated. As of June 30, 2021 and December 31, 2020, there were 0.9 million and 1.3 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of June 30, 2021 and December 31, 2020, and have been excluded from the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Risk-free interest rate	—	—	0.10% – 0.26%	1.51%
Expected term (years)	—	—	1.00 – 3.00	1.00
Expected volatility	—	—	85% – 89%	75%
Dividend yield	—	—	0%	0%
Weighted-average grant date fair value per share	—	—	$61.33	$22.45

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2020	1,355,296	$23.51
Granted	1,577,721	44.73
Vested	(1,192,596)	22.47
Forfeited	(160,268)	42.24
Outstanding balance as of June 30, 2021	1,580,153	$43.59
The total compensation expense related to the unvested PRSUs not yet recognized as of June 30, 2021 was $37.1 million, and will be recognized over a weighted-average period of approximately 1.0 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over four years.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Risk-free interest rate	—	—	—	1.5%
Expected term (years)	—	—	—	6.04
Expected volatility	—	—	—	64%
Dividend yield	—	—	—	0%
Weighted-average grant date fair value per share	—	—	—	$11.48
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2020	3,916,867	$35.63	5.08	$59,906
Granted	—
Exercised	(209,979)	20.34	2.08
Forfeited	(45,660)	54.45
Expired	(27,150)	69.60
Outstanding balance as of June 30, 2021	3,634,078	36.03	4.49	59,822
Exercisable as of June 30, 2021	3,167,777	$30.91	4.07	$59,154
The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $5.2 million and $4.4 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of June 30, 2021 was $13.8 million, and will be recognized over a weighted-average period of approximately 2.0 years.
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

	Three and Six Months Ended June 30,
	2021	2020

Stock options	3,634,078	4,132,718
Restricted stock units	2,901,519	3,534,193
Performance restricted stock units	1,580,153	1,831,648
Shares related to convertible senior notes	13,443,374	3,432,837
Total antidilutive securities	21,559,124	12,931,396
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10.    Net Loss per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator (in thousands):
Net loss	$(21,831)	$(66,167)	$(67,395)	$(126,273)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	74,421,911	64,075,405	74,051,220	63,850,869
Net loss per share, basic and diluted	$(0.29)	$(1.03)	$(0.91)	$(1.98)
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
Significant Customers
For the three months ended June 30, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the three months ended June 30, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $18.8 million, or approximately 10% of the Company’s consolidated revenue.
For the six months ended June 30, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the six months ended June 30, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $36.3 million, or approximately 10% of the Company’s consolidated revenue.
As of June 30, 2021, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $22.7 million, or approximately 22% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2020, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $5.8 million and $5.2 million, or approximately 12% and 11% of the Company’s consolidated accounts receivable, net balance, respectively.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$146,214	$115,685	$292,089	$234,142
Alternative Credential Segment	90,995	67,002	177,593	124,024
Total revenue	$237,209	$182,687	$469,682	$358,166

Segment profitability**
Degree Program Segment	$27,973	$4,703	$53,861	$11,163
Alternative Credential Segment	(10,861)	(6,790)	(23,001)	(17,554)
Total segment profitability	$17,112	$(2,087)	$30,860	$(6,391)

Segment profitability margin***
Degree Program Segment	19.1%	4.1%	18.4%	4.8%
Alternative Credential Segment	(11.9)	(10.1)	(13.0)	(14.2)
Total segment profitability margin	7.2%	(1.1)%	6.6%	(1.8)%

*	The Company has excluded immaterial amounts of intersegment revenues from the three- and six-month periods ended June 30, 2021 and 2020.
**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(21,831)	$(66,167)	$(67,395)	$(126,273)
Adjustments:
Stock-based compensation expense	24,776	21,091	49,723	41,961
Other (income) expense, net	(24,070)	(570)	(23,155)	1,701
Net interest expense	7,836	6,364	15,355	11,344
Income tax benefit	(127)	(363)	(129)	(1,418)
Depreciation and amortization expense	26,422	23,985	51,409	47,470
Loss on debt extinguishment	1,101	11,671	1,101	11,671
Other*	3,005	1,902	3,951	7,153
Total adjustments	38,943	64,080	98,255	119,882
Total segment profitability	$17,112	$(2,087)	$30,860	$(6,391)

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information (Continued)

*
Includes (i) transaction and integration expense of $1.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively, (ii) restructuring-related expense of $1.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of zero and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	June 30, 2021	December 31, 2020

	(in thousands)
Total assets
Degree Program Segment	$1,336,069	$830,706
Alternative Credential Segment	713,188	713,558
Total assets	$2,049,257	$1,544,264
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $26.3 million and $17.2 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s non-U.S. revenue was $49.4 million and $30.0 million for the six months ended June 30, 2021 and 2020, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of June 30, 2021 and December 31, 2020 totaled approximately $1.7 million and $1.6 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12.    Receivables and Contract Liabilities
The Company has trade receivables and receivables with extended payment plans. Trade receivable balances relate to students or customers occurring in the normal course of business. Trade receivable balances have a term of less than one year and are included in accounts receivable, net on the Company’s condensed consolidated balance sheets. The receivables with extended payment plans relate to students who take advantage of extended payment plans of the Company’s alternative credential offerings.
These payment plans, which are managed and serviced by third-party providers, are designed to assist students with paying tuition costs after all other student financial assistance and scholarships have been applied. The associated receivables generally have payment terms that exceed one year and are recorded net of any implied pricing concessions, which are determined based on collections history, market data and any time value of money component. There are no fees or origination costs included in these receivables. The carrying value of these receivable balances approximate their fair value and are recorded on the Company’s condensed consolidated balance sheets within other assets.
Trade Accounts Receivable and Contract Liabilities
The following table presents the Company’s trade accounts receivable and contract liabilities in each segment as of each of the dates indicated.

	June 30, 2021	December 31, 2020

	(in thousands)
Trade accounts receivable
Degree Program Segment accounts receivable	$48,743	$16,424
Degree Program Segment unbilled revenue	21,008	6,072
Alternative Credential Segment accounts receivable	40,077	29,717
Provision for credit losses	(8,614)	(5,936)
Total trade accounts receivable	$101,214	$46,277

Contract liabilities
Degree Program Segment deferred revenue	$30,799	$1,714
Alternative Credential Segment deferred revenue	79,524	73,779
Total contract liabilities	$110,323	$75,493
During each of the three-month periods ended June 30, 2021 and 2020, the Company did not recognize any Degree Program Segment revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.7 million and $2.2 million, respectively.
For the Alternative Credential Segment, revenue recognized during the three months ended June 30, 2021 and 2020 that was included in the deferred revenue balance that existed at the end of each preceding year was $16.0 million and $12.2 million, respectively. Revenue recognized in this segment during the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balance that existed at the end of each preceding year was $71.9 million and $46.6 million, respectively.
The following table presents the change in provision for credit losses for trade receivables on the Company’s condensed consolidated balance sheets for the period indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Receivables and Contract Liabilities (Continued)

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2020	$5,936
Current period provision	3,551
Amounts written off	—
Amounts recovered	(877)
Foreign currency translation adjustments	4
Balance as of June 30, 2021	$8,614
Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. For each of the three- and six-month periods ended June 30, 2021 and 2020, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
Other Receivables
The following table presents the components of the Company’s receivables with extended payment terms as of each of the dates indicated.

	June 30, 2021	December 31, 2020

	(in thousands)
Receivables, gross	$40,325	$25,587
Less: provision for credit losses	(179)	(179)
Receivables, net	$40,146	$25,408
Short-term receivables	$26,684	$1,076
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of June 30, 2021, 95% of outstanding receivables due under extended payment plans were current.
13.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $4.5 million and $6.2 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s accrued but unpaid capital expenditures were $2.6 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

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
COVID-19 Update

During the COVID-19 pandemic, we experienced increased demand for our technology and services from university clients and increased demand for our offerings from students. While we continue to see demand for our technology and services above pre-pandemic levels, these levels are lower than what we experienced earlier in the pandemic in certain areas of our business. We cannot estimate the impact of COVID-19 on these future demand or cost of service levels or our business or economic conditions generally, due to numerous uncertainties, including uncertainties regarding the duration or reemergence of the outbreak in various regions, actions that may be taken by governmental authorities, and the impact on demand and cost levels as pre-pandemic activities resume. For a discussion of additional risks related to COVID-19, see Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains and losses, gains and losses related to the sale of investments and other non-operating income and expense.
Income Taxes
Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes. Our effective tax rate for the period is based on a mix of higher-taxed and lower-taxed jurisdictions.
Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended June 30, 2021 and 2020
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended June 30,
	2021		2020		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$237,209	100.0%	$182,687	100.0%	$54,522	29.8%
Costs and expenses
Curriculum and teaching	34,788	14.7	26,256	14.4	8,532	32.5
Servicing and support	34,865	14.7	30,294	16.6	4,571	15.1
Technology and content development	42,509	17.9	37,307	20.4	5,202	13.9
Marketing and sales	114,644	48.3	98,341	53.8	16,303	16.6
General and administrative	47,494	20.0	39,554	21.7	7,940	20.1
Total costs and expenses	274,300	115.6	231,752	126.9	42,548	18.4
Loss from operations	(37,091)	(15.6)	(49,065)	(26.9)	11,974	24.4
Interest income	352	0.1	154	0.1	198	128.7
Interest expense	(8,188)	(3.5)	(6,518)	(3.6)	(1,670)	25.6
Loss on debt extinguishment	(1,101)	(0.5)	(11,671)	(6.4)	10,570	(90.6)
Other income, net	24,070	10.1	570	0.3	23,500	*
Loss before income taxes	(21,958)	(9.4)	(66,530)	(36.5)	44,572	67.0
Income tax benefit	127	0.1	363	0.2	(236)	64.9
Net loss	$(21,831)	(9.3)%	$(66,167)	(36.3)%	$44,336	67.0%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended June 30, 2021 increased $54.5 million, or 29.8%, to $237.2 million as compared to $182.7 million in 2020. Revenue from our Degree Program Segment increased $30.5 million, or 26.4%, primarily due to growth in full course equivalent (“FCE”) enrollments of 14,287, or 31.0%. Revenue from our Alternative Credential Segment increased $24.0 million, or 35.8%, primarily due to growth in FCE enrollments of 3,244, or 15.9%.
Curriculum and Teaching. Curriculum and teaching expense increased $8.5 million, or 32.5%, to $34.8 million as compared to $26.3 million in 2020. This increase was primarily due to higher expense related to university clients and instructional staff to support higher FCEs in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $4.6 million, or 15.1%, to $34.9 million as compared to $30.3 million in 2020. This increase was primarily due to a $4.2 million increase in personnel and personnel-related expense to serve a greater number of students.
Technology and Content Development. Technology and content development expense increased $5.2 million, or 13.9%, to $42.5 million as compared to $37.3 million in 2020. This increase was primarily due to a $2.3 million increase in personnel and personnel-related expense, a $2.1 million increase in depreciation and amortization expense and a $1.0 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense increased $16.3 million, or 16.6%, to $114.6 million as compared to $98.3 million in 2020. This increase was primarily due to a $13.0 million increase in marketing expense and a $2.9 million increase in personnel and personnel-related expense to support our revenue growth.
General and Administrative. General and administrative expense increased $7.9 million, or 20.1%, to $47.5 million as compared to $39.6 million in 2020. This increase was primarily due to a $2.3 million increase in personnel and personnel-related expense, a $2.1 million increase in restructuring-related expense, a $1.1 million increase in transaction and integration expense, a $1.3 million increase in professional fees, a $0.9 million increase in banking fees, a $0.8 million increase in provision for credit losses and a $0.7 million increase in travel and related expense. These increases were partially offset by a $1.4 million decrease in stockholder activism and litigation-related expense.
Net Interest Income (Expense). Net interest expense was $7.8 million and $6.4 million for the three months ended June 30, 2021 and 2020, respectively. The net interest expense for the three months ended June 30, 2021 was primarily due to interest incurred on our $380 million aggregate principal amount of 2.25% convertible senior notes due 2025 (the “Notes”). The net interest expense for the three months ended June 30, 2020 was primarily due to interest incurred on our Notes that were issued in April 2020 and our $250 million senior secured term loan facility that was extinguished in April 2020.
Loss on Debt Extinguishment. Loss on debt extinguishment was $1.1 million and $11.7 million for the three months ended June 30, 2021 and 2020, respectively. The loss on debt extinguishment for the three months ended June 30, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021. The loss on debt extinguishment for the three months ended June 30, 2020 was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our $250 million senior secured term loan facility in April 2020.
Other Income, Net. Other income, net was $24.1 million for the three months ended June 30, 2021, as compared to $0.6 million for the three months ended June 30, 2020. This increase was primarily due to the gain recognized in connection with the sale of our investment in an education technology company.
Income Tax Benefit. For the three months ended June 30, 2021, we recognized an income tax benefit of $0.1 million, and our effective tax rate was approximately 1%. For the three months ended June 30, 2020, we recognized income tax benefit of $0.4 million, and our effective tax rate was approximately 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Comparison of Six Months Ended June 30, 2021 and 2020
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Six Months Ended June 30,
	2021		2020		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$469,682	100.0%	$358,166	100.0%	$111,516	31.1%
Costs and expenses
Curriculum and teaching	67,936	14.5	46,734	13.0	21,202	45.4
Servicing and support	68,049	14.5	60,827	17.0	7,222	11.9
Technology and content development	85,433	18.2	72,817	20.3	12,616	17.3
Marketing and sales	227,881	48.5	197,556	55.2	30,325	15.4
General and administrative	94,606	20.1	83,207	23.2	11,399	13.7
Total costs and expenses	543,905	115.8	461,141	128.7	82,764	17.9
Loss from operations	(74,223)	(15.8)	(102,975)	(28.7)	28,752	27.9
Interest income	714	0.2	667	0.2	47	7.0
Interest expense	(16,069)	(3.4)	(12,011)	(3.4)	(4,058)	33.8
Loss on debt extinguishment	(1,101)	(0.2)	(11,671)	(3.3)	10,570	(90.6)
Other income (expense), net	23,155	4.9	(1,701)	(0.5)	24,856	*
Loss before income taxes	(67,524)	(14.3)	(127,691)	(35.7)	60,167	47.1
Income tax benefit	129	—	1,418	0.4	(1,289)	90.9
Net loss	$(67,395)	(14.3)%	$(126,273)	(35.3)%	$58,878	46.6%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the six months ended June 30, 2021 increased $111.5 million, or 31.1%, to $469.7 million as compared to $358.2 million in 2020. Revenue from our Degree Program Segment increased $57.9 million, or 24.7%, primarily due to growth in FCE enrollments of 28,560, or 31.1%. Revenue from our Alternative Credential Segment increased $53.6 million, or 43.2%, primarily due to growth in FCE enrollments of 9,181, or 25.8%.
Curriculum and Teaching. Curriculum and teaching expense increased $21.2 million, or 45.4%, to $67.9 million as compared to $46.7 million in 2020. This increase was primarily due to higher expense related to university and instructional staff to support to higher FCEs in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $7.2 million, or 11.9%, to $68.0 million as compared to $60.8 million in 2020. This increase was primarily due to a $7.0 million increase in personnel and personnel-related expense to serve a greater number of students and faculty.
Technology and Content Development. Technology and content development expense increased $12.6 million, or 17.3%, to $85.4 million as compared to $72.8 million in 2020. This increase was primarily due to a $5.9 million increase in personnel and personnel-related expense, a $3.8 million increase in expenses to support our platform and software applications and a $3.3 million increase in depreciation and amortization expense.
Marketing and Sales. Marketing and sales expense increased $30.3 million, or 15.4%, to $227.9 million as compared to $197.6 million in 2020. This increase was primarily due to a $25.2 million increase in marketing expense and a $4.2 million increase in personnel and personnel-related expense to support our revenue growth.
General and Administrative. General and administrative expense increased $11.4 million, or 13.7%, to $94.6 million as compared to $83.2 million in 2020. This increase was primarily due to a $6.7 million increase in personnel and personnel-related expense, a $2.5 million increase in professional fees, a $2.3 million increase in restructuring-related expense, a $2.2 million increase in banking fees and a $2.2 million increase in provision for credit losses. These increases were partially offset by a $5.6 million decrease in stockholder activism and litigation-related expense.
Net Interest Income (Expense). Net interest expense was $15.4 million and $11.3 million for the six months ended June 30, 2021 and 2020, respectively. The net interest expense for the six months ended June 30, 2021 was primarily due to interest incurred on our Notes. The net interest expense for the six months ended June 30, 2020 was primarily due to interest incurred on our $250 million senior secured term loan facility that was extinguished in April 2020 and our Notes that were issued in April 2020.
Loss on Debt Extinguishment. Loss on debt extinguishment was $1.1 million and $11.7 million for the six months ended June 30, 2021 and 2020, respectively. The loss on debt extinguishment for the six months ended June 30, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021. The loss on debt extinguishment for the six months ended June 30, 2020 was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our $250 million senior secured term loan facility in April 2020.
Other Income (Expense), Net. Other income (expense), net was $23.2 million and $(1.7) million for the six months ended June 30, 2021 and 2020, respectively. This increase was primarily due to the gain recognized in connection with the sale of our investment in an education technology company.
Income Tax Benefit. For the six months ended June 30, 2021, we recognized an income tax benefit of $0.1 million, and our effective tax rate was less than 1%. This income tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. For the six months ended June 30, 2020, we recognized an income tax benefit of $1.4 million, and our effective tax rate was approximately 1%. This tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. We expect to continue to recognize an income tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. Total segment profitability is a non-GAAP measure when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(21,831)	$(66,167)	$(67,395)	$(126,273)
Adjustments:
Stock-based compensation expense	24,776	21,091	49,723	41,961
Other (income) expense, net	(24,070)	(570)	(23,155)	1,701
Net interest expense	7,836	6,364	15,355	11,344
Income tax benefit	(127)	(363)	(129)	(1,418)
Depreciation and amortization expense	26,422	23,985	51,409	47,470
Loss on debt extinguishment	1,101	11,671	1,101	11,671
Other*	3,005	1,902	3,951	7,153
Total adjustments	38,943	64,080	98,255	119,882
Total segment profitability	$17,112	$(2,087)	$30,860	$(6,391)

*
Includes (i) transaction and integration expense of $1.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively, (ii) restructuring-related expense of $1.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of zero and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 and 2020
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended June 30,		Period-to-Period Change
	2021	2020	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$146,214	$115,685	$30,529	26.4%
Alternative Credential Segment	90,995	67,002	23,993	35.8
Total revenue	$237,209	$182,687	$54,522	29.8%

Segment profitability
Degree Program Segment	$27,973	$4,703	$23,270	494.9%
Alternative Credential Segment	(10,861)	(6,790)	(4,071)	(59.9)
Total segment profitability	$17,112	$(2,087)	$19,199	**

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended June 30, 2021 and 2020.
**	Not meaningful for comparative purposes.
Degree Program Segment profitability increased $23.3 million to $28.0 million as compared to $4.7 million in 2020. This increase was primarily due to revenue growth of $30.5 million, operational and marketing efficiency initiatives and reduced travel and related expense.
Alternative Credential Segment profitability decreased $4.1 million, or 59.9%, to $(10.9) million as compared to $(6.8) million in 2020. This decrease was primarily due to higher operating expenses.
Six Months Ended June 30, 2021 and 2020
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Six Months Ended June 30,		Period-to-Period Change
	2021	2020	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$292,089	$234,142	$57,947	24.7%
Alternative Credential Segment	177,593	124,024	53,569	43.2
Total revenue	$469,682	$358,166	$111,516	31.1%

Segment profitability
Degree Program Segment	$53,861	$11,163	$42,698	382.5%
Alternative Credential Segment	(23,001)	(17,554)	(5,447)	(31.0)%
Total segment profitability	$30,860	$(6,391)	$37,251	**

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the six months ended June 30, 2021 and 2020.
**	Not meaningful for comparative purposes.
Degree Program Segment profitability increased $42.7 million to $53.9 million as compared to $11.2 million in 2020. This increase was primarily due to revenue growth of $57.9 million, operational and marketing efficiency initiatives and reduced travel and related expense.
Alternative Credential Segment profitability decreased $5.4 million, or 31%, to $(23.0) million as compared to $(17.6) million in 2020. This decrease was primarily due to higher operating expenses.
Liquidity and Capital Resources
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $953.1 million, which were held for working capital and general corporate purposes.
In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (“the Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “Term Loan Facilities”), which have an initial maturity date of December 28, 2024. Refer to Note 7 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Term Loan Facilities. We intend to use the proceeds of the Term Loan Facilities to fund the edX Acquisition.
In connection with entering into the Term Loan Agreement in June 2021, we terminated our $50 million credit agreement with Morgan Stanley Funding, Inc., dated June 25, 2020. Refer to Note 7 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of June 30, 2021, the Notes are not convertible between July 1, 2021 and September 30, 2021, as the common stock sale price condition was not met. Refer to Note 7 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.
We have financed our operations primarily through payments from university clients and students for our technology and services, public and private equity financings, the Term Loan Facilities and the Notes. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment. During the six months ended June 30, 2021 and 2020, our capital asset additions were $32.1 million and $37.9 million, respectively.
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
Net cash used in operating activities for the six months ended June 30, 2021 was $2.2 million, consisting primarily of our net loss of $67.4 million and a $27.9 million gain recognized in connection with the sale of our investment in an education technology company, adjusted for non-cash items including $51.4 million of depreciation and amortization expense, $49.7 million of stock-based compensation expense, $11.4 million of non-cash interest expense, and $8.6 million of reductions in the carrying amounts of our right-of-use assets. The net change in operating assets and liabilities of $32.8 million was unfavorable to cash flows from operations primarily due to an increase in accounts receivable of $58.8 million, an increase in prepaid expenses and other assets of $20.4 million and a decrease in other liabilities, net, of $10.5 million, partially offset by a $34.7 million increase in deferred revenue and a $15.9 million increase in accounts payable and accrued expenses.
Net cash used in operating activities for the six months ended June 30, 2020 was $6.6 million, consisting primarily of our net loss of $126.3 million, adjusted for non-cash items including $47.5 million of depreciation and amortization expense, $42.0 million of stock-based compensation expense, an $11.7 million loss on the extinguishment of our $250 million senior secured term loan facility, $7.3 million of reductions in the carrying amounts of our right-of-use assets, and $5.7 million of non-cash interest expense. The net change in operating assets and liabilities of $4.3 million was favorable to cash flows from operations primarily due to a $28.8 million increase in deferred revenue and a $27.0 million increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable of $39.5 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 was $4.8 million, consisting primarily of $37.9 million of proceeds from the sale of our investment in an education technology company, partially offset by $29.9 million of additions of amortizable intangible assets and $2.5 million of purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2020 was $37.4 million, consisting primarily of $32.5 million of additions of amortizable intangible assets and $4.3 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $450.6 million, consisting primarily of $469.6 million of proceeds from the issuance of our Term Loan Facilities and $4.3 million of proceeds received from the exercise of stock options, partially offset by $14.1 million of tax withholding payments associated with the settlement of restricted stock units and a $10.3 million payment of debt issuance costs.
Net cash provided by financing activities for the six months ended June 30, 2020 was $67.9 million, consisting primarily of $319.0 million of proceeds from the issuance of the Notes (net of payments related to the initial purchasers’ discount, offering expenses and the cost of the capped call transactions), partially offset by the repayment of $252.9 million of principal, interest and prepayment premium associated with the extinguishment of our $250 million senior secured term loan facility and a $2.5 million payment of debt issuance costs.
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
Tuition payment plans with extended payment terms are made available to students enrolling in select boot camps within our Alternative Credential Segment. These plans, which are managed and serviced by third-party providers, are designed to assist students with covering tuition costs after all other student financial assistance and scholarships have been applied. The associated receivables generally have payment terms that exceed one year and are recorded net of any implied pricing concessions, which are determined based on our collections history, market data and any time value of money component. There are no fees or origination costs included in these receivables.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Degree Program Segment
FCE enrollments	60,429	46,142	120,436	91,876
Average revenue per FCE enrollment	$2,420	$2,507	$2,425	$2,548
Alternative Credential Segment
FCE enrollments	23,679	20,435	44,757	35,576
Average revenue per FCE enrollment	$3,843	$3,279	$3,968	$3,486
Of the increase in FCE enrollments in our Degree Program Segment for the three months ended June 30, 2021 and 2020, 3,886, or 27.2%, and 2,018, or 29.0%, respectively, were attributable to degree programs launched during the preceding 12 months. Of the increase in FCE enrollments in our Degree Program Segment for the six months ended June 30, 2021 and 2020, 7,982, or 27.9%, and 4,898, or 37.2%, respectively, were attributable to degree programs launched during the preceding 12 months.
Of the increase in FCE enrollments in our Alternative Credential Segment for the three months ended June 30, 2021 and 2020, 4,765, or 146.9%, and 4,200, or 54.0%, respectively, were attributable to offerings launched during the preceding 12 months. Of the increase in FCE enrollments in our Alternative Credential Segment for the six months ended June 30, 2021 and 2020, 8,355, or 91.0%, and 6,339, or 41.4%, respectively, were attributable to offerings launched during the preceding 12 months.
Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, deferred revenue fair value adjustments, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period.
In the second quarter of 2021, we revised our definition of adjusted EBITDA (loss) to exclude other income (expense), net in connection with the recognition of a gain on the sale of our interest in an education technology company. We believe this change is meaningful to investors because we did not have this activity in prior periods, and as a result, excluding the impact of such a gain in 2021 facilitates a period-to-period comparison of our business. Prior to this revision, our definition of adjusted EBITDA excluded foreign currency gains or losses, which comprised the entirety of our other income (expense), net for all prior periods. The revision to the definition of adjusted EBITDA (loss) had no impact on our reported adjusted EBITDA (loss) for each of the three- and six-month periods ended June 30, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(21,831)	$(66,167)	$(67,395)	$(126,273)
Adjustments:
Stock-based compensation expense	24,776	21,091	49,723	41,961
Other (income) expense, net	(24,070)	(570)	(23,155)	1,701
Net interest expense	7,836	6,364	15,355	11,344
Income tax benefit	(127)	(363)	(129)	(1,418)
Depreciation and amortization expense	26,422	23,985	51,409	47,470
Loss on debt extinguishment	1,101	11,671	1,101	11,671
Other*	3,005	1,902	3,951	7,153
Total adjustments	38,943	64,080	98,255	119,882
Adjusted EBITDA (loss)	$17,112	$(2,087)	$30,860	$(6,391)

*
Includes (i) transaction and integration expense of $1.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively, (ii) restructuring-related expense of $1.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of zero and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively.

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
For the three months ended June 30, 2021 and 2020, our foreign currency translation adjustment was a gain of $3.0 million and a gain of $1.4 million, respectively. For the six months ended June 30, 2021 and 2020, our foreign currency translation adjustment was a gain of $2.2 million and a loss of $14.7 million, respectively.
For the three months ended June 30, 2021 and 2020, we recognized foreign currency exchange losses of $0.8 million and gains of $0.6 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, we recognized foreign currency exchange losses of $1.8 million and $1.7 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended June 30, 2021 was 11% and 6% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended June 30, 2020 was 13% and 9% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2021 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021, remain current in all material respects, except for the additional risk factors below. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Risks Related to the Term Loan Agreement
The Term Loan Agreement contains financial covenants that may limit our operational flexibility.
In connection with the Membership Interest Purchase Agreement (the “Purchase Agreement”), we entered into the Term Loan Agreement, which requires us to comply with several customary financial and other restrictive covenants, such as maintaining leverage ratios in certain situations, maintaining insurance coverage, and restricting our ability to make certain investments. We are also required to maintain minimum Recurring Revenues (as defined in the Term Loan Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the Maturity Date (as defined in the Term Loan Agreement), which may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions.
These covenants may limit the flexibility of our operations, and failure to meet any one of these financial covenants could result in a default under the Term Loan Agreement. If such a default were to occur, the lenders would have the right to terminate their commitments to provide loans under the Term Loan Agreement and declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a first priority security interest to them, which consists of substantially all our assets. If the debt under the Term Loan Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, financial condition, and results of operations.
Risks Related to the edX Acquisition
The edX Acquisition may not be consummated.
We have entered into a Purchase Agreement with edX Inc. (“edX”) and Circuit Sub LLC (“edX Sub”), pursuant to which we have agreed to acquire edX Sub (the “edX Acquisition”). Completion of the edX Acquisition is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to the Purchase Agreement will be satisfied, including that the required governmental and other necessary approvals will be obtained.
We may experience difficulties in integrating the operations of edX into our business and in realizing the expected benefits of the edX Acquisition.
The success of the edX Acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of edX with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of the edX Acquisition and could harm our financial performance. If we are unable to successfully or timely integrate the operations of edX with our business, we may incur unanticipated liabilities and be unable to realize the anticipated benefits resulting from the edX Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.

(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1*	Membership Interest Purchase Agreement, dated as of June 28, 2021, by and among 2U, Inc., edX Inc. and Circuit Sub LLC.	8-K	001-36376	2.1	June 29, 2021	X

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

10.1*	Term Loan Credit and Guaranty Agreement, dated June 28, 2021, by and among 2U, Inc., as borrower, the Guarantors party thereto, Alter Domus (US) LLC, as administrative agent and collateral agent, and the Lenders party thereto.	8-K	001-36376	10.1	June 29, 2021	X

10.2†	Summary of Non-Employee Director Compensation.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

July 29, 2021	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

July 29, 2021	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer