Form 10-Q
period 2021-09-30
2U, Inc.
filed 2021-11-09
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of November 5, 2021, there were 75,372,101 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•our ability to consummate the edX Acquisition (as defined below) and realize the anticipated benefits of the edX Acquisition;
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$934,348	$500,629
Restricted cash	16,976	18,237
Accounts receivable, net	95,390	46,663
Prepaid expenses and other assets	68,388	39,353
Total current assets	1,115,102	604,882
Property and equipment, net	48,006	52,734
Right-of-use assets	77,940	60,785
Goodwill	414,004	415,830
Amortizable intangible assets, net	291,427	312,770
Other assets, non-current	87,003	97,263
Total assets	$2,033,482	$1,544,264
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$155,116	$130,674
Deferred revenue	96,984	75,493
Lease liability	11,243	10,024
Other current liabilities	37,033	21,178
Total current liabilities	300,376	237,369
Long-term debt	742,769	273,173
Deferred tax liabilities, net	1,295	2,810
Lease liability, non-current	103,024	83,228
Other liabilities, non-current	6,553	6,694
Total liabilities	1,154,017	603,274
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 74,749,601 shares issued and outstanding as of September 30, 2021; 72,451,521 shares issued and outstanding as of December 31, 2020	75	72
Additional paid-in capital	1,714,647	1,646,574
Accumulated deficit	(823,377)	(695,872)
Accumulated other comprehensive loss	(11,880)	(9,784)
Total stockholders’ equity	879,465	940,990
Total liabilities and stockholders’ equity	$2,033,482	$1,544,264

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$232,376	$201,073	$702,058	$559,239
Costs and expenses
Curriculum and teaching	30,869	30,153	98,805	76,887
Servicing and support	33,898	32,536	101,947	93,363
Technology and content development	43,106	40,223	128,539	113,040
Marketing and sales	118,300	100,068	346,181	297,624
General and administrative	49,736	44,000	144,342	127,207
Total costs and expenses	275,909	246,980	819,814	708,121
Loss from operations	(43,533)	(45,907)	(117,756)	(148,882)
Interest income	474	713	1,188	1,380
Interest expense	(16,945)	(7,564)	(33,014)	(19,575)
Loss on debt extinguishment	—	—	(1,101)	(11,671)
Other income (expense), net	(425)	42	22,730	(1,659)
Loss before income taxes	(60,429)	(52,716)	(127,953)	(180,407)
Income tax benefit	319	162	448	1,580
Net loss	$(60,110)	$(52,554)	$(127,505)	$(178,827)
Net loss per share, basic and diluted	$(0.80)	$(0.77)	$(1.72)	$(2.69)
Weighted-average shares of common stock outstanding, basic and diluted	74,691,521	68,580,439	74,266,999	66,368,686
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(4,268)	1,667	(2,096)	(13,044)
Comprehensive loss	$(64,378)	$(50,887)	$(129,601)	$(191,871)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	72,451,521	$72	$1,646,574	$(695,872)	$(9,784)	$940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,404,971	2	(12,615)	—	—	(12,613)
Exercise of stock options	181,716	—	3,533	—	—	3,533
Stock-based compensation expense	—	—	24,947	—	—	24,947
Net loss	—	—	—	(45,564)	—	(45,564)
Foreign currency translation adjustment	—	—	—	—	(805)	(805)
Balance, March 31, 2021	74,038,208	$74	$1,662,439	$(741,436)	$(10,589)	$910,488
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	390,976	1	(1,502)	—	—	(1,501)
Exercise of stock options	28,263	—	737	—	—	737
Issuance of common stock in connection with employee stock purchase plan	50,406	—	1,773	—	—	1,773
Stock-based compensation expense	—	—	24,776	—	—	24,776
Net loss	—	—	—	(21,831)	—	(21,831)
Foreign currency translation adjustment	—	—	—	—	2,977	2,977
Balance, June 30, 2021	74,507,853	$75	$1,688,223	$(763,267)	$(7,612)	$917,419
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	171,486	—	(429)	—	—	(429)
Exercise of stock options	70,262	—	1,831	—	—	1,831
Stock-based compensation expense	—	—	25,022	—	—	25,022
Net loss	—	—	—	(60,110)	—	(60,110)
Foreign currency translation adjustment	—	—	—	—	(4,268)	(4,268)
Balance, September 30, 2021	74,749,601	$75	$1,714,647	$(823,377)	$(11,880)	$879,465

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

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(127,505)	$(178,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	28,278	13,161
Depreciation and amortization expense	77,577	71,406
Stock-based compensation expense	74,745	63,962
Non-cash lease expense	13,518	11,181
Loss on sublease	4,845	—
Provision for credit losses	5,712	2,703
Loss on debt extinguishment	1,101	11,671
Gain on sale of investment	(27,762)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(54,689)	(65,095)
Prepaid expenses and other assets	(31,237)	(14,982)
Accounts payable and accrued expenses	24,249	38,018
Deferred revenue	21,960	43,138
Other liabilities, net	(16,028)	(5,680)
Other	2,100	2,486
Net cash used in operating activities	(3,136)	(6,858)
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	(949)
Additions of amortizable intangible assets	(45,179)	(46,750)
Purchases of property and equipment	(5,397)	(5,516)
Purchase of investment	(1,000)	—
Proceeds from sale of investment	38,762	—
Advances repaid by university clients	200	925
Other	56	—
Net cash used in investing activities	(12,558)	(52,290)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	299,796
Proceeds from debt	469,595	371,681
Payments on debt	(2,203)	(250,479)
Purchases of capped calls in connection with issuance of convertible senior notes	—	(50,540)
Prepayment premium on extinguishment of senior secured term loan facility	—	(2,528)
Payment of debt issuance costs	(10,259)	(3,419)
Tax withholding payments associated with settlement of restricted stock units	(14,543)	(470)
Proceeds from exercise of stock options	6,101	3,123
Proceeds from employee stock purchase plan share purchases	1,773	1,771
Net cash provided by financing activities	450,464	368,935
Effect of exchange rate changes on cash	(2,312)	(92)
Net increase in cash, cash equivalents and restricted cash	432,458	309,695
Cash, cash equivalents and restricted cash, beginning of period	518,866	189,869
Cash, cash equivalents and restricted cash, end of period	$951,324	$499,564
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
Pursuant to the Purchase Agreement, edX will contribute substantially all of its assets to edX Sub effective immediately prior to the closing (the “Contribution”), and the Company will purchase from edX 100% of the outstanding membership interests of edX Sub (the “Membership Interests”). The purchase price for the Membership Interests will be $800 million, subject to customary adjustments based on, among other things, the amount of cash, debt, transaction expenses and working capital of edX and edX Sub at the closing date.
The Purchase Agreement contains customary representations, warranties and covenants by edX Sub, the Company, and edX. The completion of the transaction is subject to receipt of required regulatory and governmental approvals, including the expiration or termination of the waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and certain other customary closing conditions. The applicable waiting period under the HSR Act expired on August 12, 2021 and the other required governmental approvals were obtained in early November 2021. The transaction does not require approval of the Company’s stockholders and is not subject to any financing contingency.
The Purchase Agreement may be terminated under certain circumstances, including by the Company or edX if the transaction has not been completed by June 28, 2022. The Company currently anticipates that the edX Acquisition will be completed before the end of 2021.
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Degree Program Segment	Alternative Credential Segment	Total

	(in thousands)
Balance as of December 31, 2020	$—	$415,830	$415,830
Foreign currency translation adjustments	—	(1,826)	(1,826)
Balance as of September 30, 2021	$—	$414,004	$414,004
The carrying amount of goodwill in the Alternative Credential Segment included accumulated impairment charges of $70.4 million as of both September 30, 2021 and December 31, 2020.
The following table presents the components of amortizable intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		September 30, 2021			December 31, 2020
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Capitalized technology	3-5	$180,071	$(103,163)	$76,908	$165,254	$(75,822)	$89,432
Capitalized content development	4-5	235,268	(113,111)	122,157	208,170	(88,168)	120,002
University client relationships	9-10	108,816	(31,475)	77,341	109,498	(23,376)	86,122
Trade names and domain names	5-10	27,193	(12,172)	15,021	26,697	(9,483)	17,214
Total amortizable intangible assets, net		$551,348	$(259,921)	$291,427	$509,619	$(196,849)	$312,770
The amounts presented in the table above include $44.5 million and $38.6 million of in-process capitalized technology and content development as of September 30, 2021 and December 31, 2020, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $23.2 million and $20.8 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded amortization expense related to amortizable intangible assets of $68.0 million and $61.8 million for the nine months ended September 30, 2021 and 2020, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3.     Goodwill and Amortizable Intangible Assets (Continued)
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of September 30, 2021.

Future Amortization Expense
(in thousands)
Remainder of 2021	$22,758
2022	70,835
2023	62,023
2024	37,193
2025	20,471
Thereafter	32,913
Total	$246,193

4.    Accrued and Deferred Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2021	December 31, 2020

	(in thousands)
Accrued university and instructional staff compensation	$25,123	$27,371
Accrued marketing expenses	44,701	24,682
Accrued transaction, integration and restructuring-related expenses	3,506	3,492
Accrued compensation and related benefits	40,793	52,820
Accounts payable and other accrued expenses	40,993	22,309
Total accounts payable and accrued expenses	$155,116	$130,674
For the three and nine months ended September 30, 2021 and 2020, expense related to the Company’s marketing and advertising efforts of its own brand were not material.
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
As of September 30, 2021 and December 31, 2020, the Company had balances of $6.5 million and $6.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $0.7 million and $0.3 million of such amortization for the three months ended September 30, 2021 and 2020, respectively. The Company incurred $1.8 million and $0.9 million of such amortization for the nine months ended September 30, 2021 and 2020, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5.    Commitments and Contingencies
Legal Contingencies
The Company is involved in various claims and legal proceedings arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. While the Company does not expect that the ultimate resolution of any existing claims and proceedings (other than the specific matters described below, if decided adversely), individually or in the aggregate, will have a material adverse effect on its financial position, an unfavorable outcome in some or all of these proceedings could have a material adverse impact on the results of operations or cash flows for a particular period. This assessment is based on the Company’s current understanding of relevant facts and circumstances. With respect to current legal proceedings, the Company does not believe it is probable a material loss exceeding amounts already recognized has been incurred as of the date of the balance sheets presented herein. As such, the Company’s view of these matters is subject to inherent uncertainties and may change in the future.
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s board of directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss. On August 5, 2021, the court largely denied the defendants’ motion to dismiss, and the remaining claims are proceeding in discovery.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of September 30, 2021, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease expense	$4,897	$3,848	$13,524	$11,189
Short-term lease expense	66	50	120	284
Variable lease expense	1,713	1,603	4,742	4,274
Sublease income	(155)	—	(265)	—
Total lease expense	$6,521	$5,501	$18,121	$15,747

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6.    Leases (Continued)
As of September 30, 2021, for the Company’s operating leases, the weighted-average remaining lease term was 8.1 years and the weighted-average discount rate was 11.3%. For the nine months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $16.5 million and $12.7 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $4.4 million in aggregate.

September 30, 2021
(in thousands)
Remainder of 2021	$5,583
2022	21,869
2023	21,892
2024	21,732
2025	17,958
Thereafter	91,138
Total lease payments	180,172
Less: imputed interest	(65,905)
Total lease liability	$114,267
As of September 30, 2021, the Company had no additional operating leases that have not yet commenced.
In August 2021, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in Denver, Colorado, as part of its overall real estate management strategy. As of September 30, 2021, this sublease was classified as an operating lease and had a remaining term of 3.2 years with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated master lease. In connection with the execution of this agreement, the Company recognized a non-cash loss on sublease of $4.8 million in the third quarter of 2021.
7.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2021	December 31, 2020

	(in thousands)
Term loan facilities	$473,813	$—
Convertible senior notes	380,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	3,254	1,343
Less: unamortized debt discount and issuance costs	(111,689)	(111,043)
Total debt	748,878	273,800
Less: current portion of long-term debt	(6,109)	(627)
Total long-term debt	$742,769	$273,173
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “Notes”), which had an estimated fair value of $528.7 million and $616.6 million as of September 30, 2021 and December 31, 2020, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.     Debt (Continued)
Term Loan Credit and Guaranty Agreement
The Company entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (the “Term Loan Agreement”), among the Company, as borrower, the subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Alter Domus (US) LLC as administrative agent and collateral agent. Pursuant to the Term Loan Agreement, the lenders thereunder made term loans to the Company on June 29, 2021 (the “Funding Date”) in the aggregate principal amount of $475 million (the “Term Loan Facilities”). The Term Loan Facilities have an initial maturity date of December 28, 2024 (the “Maturity Date”). Commencing on the Funding Date, loans under the Term Loan Facilities will bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. The Term Loan Agreement requires the Company to make quarterly principal repayments equal to 0.25% of the $475 million aggregate principal amount, beginning September 2021. If the loans under the Term Loan Facilities are prepaid prior to the second anniversary, subject to certain customary exceptions, the Company shall pay the Applicable Premium (as defined in the Term Loan Agreement) on the amount of the loans so prepaid. The Company can repay the amount of the loans at par, plus accrued and unpaid interest, if the edX Acquisition does not close. The associated effective interest rate of the Term Loan Facilities for the three- and nine-month periods ended September 30, 2021 was approximately 7.87% and 7.88%, respectively, and the associated interest expense was approximately $9.0 million and $9.3 million, respectively.
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
On November 4, 2021, the Company entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facility”) primarily to provide for an incremental facility to the Company in an original principal amount of $100 million. The Company is required to make quarterly principal repayments equal to 0.25% of this original principal amount beginning in December 2021. The proceeds of the Amended Term Loan Facility may be used for general corporate purposes.

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
The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The interest expense related to the Notes for the three months ended September 30, 2021 and 2020, including amortization of the debt discount and debt issuance costs, was $7.8 million and $7.3 million, respectively. The interest expense related to the Notes for the nine months ended September 30, 2021 and 2020, including amortization of the debt discount and debt issuance costs, was $23.0 million and $12.3 million, respectively. The associated effective interest rate of the Notes for the three months ended September 30, 2021 and 2020 was approximately 10.9% and 11.2%, respectively. The associated effective interest rate of the Notes for the nine months ended September 30, 2021 and 2020 was approximately 11.1% and 10.8%, respectively.
The Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s senior unsecured indebtedness, senior in right of payment to the Company’s indebtedness that is expressly subordinated to the Notes, effectively subordinated to the Company’s senior secured indebtedness (including indebtedness under the Term Loan Facilities), to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 10.3%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option, excluding debt issuance costs, was $117.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated debt issuance costs of $7.2 million and $3.2 million to the debt and equity components, respectively. The excess of the principal amount of the liability component over its carrying amount, inclusive of debt issuance costs, represents the debt discount, which is amortized to interest expense at an annual effective interest rate over the contractual term of the Notes. As of September 30, 2021 and December 31, 2020, the unamortized debt discount was $94.5 million and $111.0 million, respectively.
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
As of September 30, 2021, the Notes are not convertible between October 1, 2021 and December 31, 2021, as the common stock sale price condition was not met.
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
Deferred Government Grant Obligations
The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027. In January 2021, the Company amended its conditional loan agreement with the State of Maryland to modify the terms of the employment level thresholds and extend the maturity date to June 30, 2028. The interest expense related to these loans for the three and nine months ended September 30, 2021 and 2020 was immaterial. As of September 30, 2021 and December 31, 2020, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.5 million and $0.4 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three and nine months ended September 30, 2021 and 2020 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three- and nine-month periods ended September 30, 2021 and 2020 was less than 1%. The Company’s income tax benefit for the nine months ended September 30, 2021 and 2020 was $0.4 million and $1.6 million, respectively, and related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
9.    Stockholders’ Equity
Common Stock
As of September 30, 2021, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2021, there were 74,749,601 shares of common stock outstanding, and the Company had reserved a total of 24,918,492 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	2,681,579
Outstanding performance restricted stock units	1,558,149
Outstanding stock options	3,538,522
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	24,918,492
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the nine months ended September 30, 2021, an aggregate of 50,406 shares of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares was $1.8 million. As of September 30, 2021, 615,988 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Curriculum and teaching	$18	$21	$51	$212
Servicing and support	3,856	3,409	11,669	10,979
Technology and content development	3,334	3,059	9,703	9,164
Marketing and sales	1,811	1,618	4,984	6,704
General and administrative	16,003	13,894	48,338	36,903
Total stock-based compensation expense	$25,022	$22,001	$74,745	$63,962
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2020	3,010,019	$29.41
Granted	1,104,174	40.35
Vested	(1,144,918)	33.24
Forfeited	(287,696)	30.40
Outstanding balance as of September 30, 2021	2,681,579	$32.17
The total compensation expense related to the unvested RSUs not yet recognized as of September 30, 2021 was $62.6 million, and will be recognized over a weighted-average period of approximately 1.5 years.
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
The following tables present a summary of (i) the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (ii) the Company’s PRSU activity for the period indicated. As of September 30, 2021 and December 31, 2020, there were 0.9 million and 1.3 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of September 30, 2021 and December 31, 2020, and have been excluded from the tables below.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Risk-free interest rate	—	—	0.10% – 0.26%	1.51%
Expected term (years)	—	—	1.00 – 3.00	1.00
Expected volatility	—	—	85% – 89%	75%
Dividend yield	—	—	0%	0%
Weighted-average grant date fair value per share	—	—	$61.33	$22.45

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2020	1,355,296	$23.51
Granted	1,577,721	44.73
Vested	(1,192,596)	22.47
Forfeited	(182,272)	41.31
Outstanding balance as of September 30, 2021	1,558,149	$43.71
The total compensation expense related to the unvested PRSUs not yet recognized as of September 30, 2021 was $24.3 million, and will be recognized over a weighted-average period of approximately 0.9 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over four years.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Risk-free interest rate	—	—	—	1.5%
Expected term (years)	—	—	—	6.04
Expected volatility	—	—	—	64%
Dividend yield	—	—	—	0%
Weighted-average grant date fair value per share	—	—	—	$11.48
The following table presents a summary of the Company’s stock option activity for the period indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9.    Stockholders’ Equity (Continued)

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2020	3,916,867	$35.63	5.08	$59,906
Granted	—
Exercised	(280,241)	21.77	1.80
Forfeited	(52,640)	54.10
Expired	(45,464)	68.56
Outstanding balance as of September 30, 2021	3,538,522	36.03	4.30	41,267
Exercisable as of September 30, 2021	3,144,706	$31.68	3.94	$40,938
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $6.3 million and $6.8 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of September 30, 2021 was $11.5 million, and will be recognized over a weighted-average period of approximately 1.9 years.
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

	Three and Nine Months Ended September 30,
	2021	2020

Stock options	3,538,522	4,023,741
Restricted stock units	2,681,579	3,431,829
Performance restricted stock units	1,558,149	1,760,164
Shares related to convertible senior notes	13,443,374	3,432,837
Total antidilutive securities	21,221,624	12,648,571
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator (in thousands):
Net loss	$(60,110)	$(52,554)	$(127,505)	$(178,827)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	74,691,521	68,580,439	74,266,999	66,368,686
Net loss per share, basic and diluted	$(0.80)	$(0.77)	$(1.72)	$(2.69)

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
Significant Customers
For the three months ended September 30, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the three months ended September 30, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $19.3 million, or approximately 10% of the Company’s consolidated revenue.
For the nine months ended September 30, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the nine months ended September 30, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $55.5 million, or approximately 10% of the Company’s consolidated revenue.
As of September 30, 2021, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $14.9 million, or approximately 16% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2020, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $5.8 million and $5.2 million, or approximately 12% and 11% of the Company’s consolidated accounts receivable, net balance, respectively.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$147,795	$122,036	$439,884	$356,178
Alternative Credential Segment	84,581	79,037	262,174	203,061
Total revenue	$232,376	$201,073	$702,058	$559,239

Segment profitability**
Degree Program Segment	$32,925	$9,713	$86,786	$20,876
Alternative Credential Segment	(18,185)	(6,001)	(41,186)	(23,555)
Total segment profitability	$14,740	$3,712	$45,600	$(2,679)

Segment profitability margin***
Degree Program Segment	22.3%	8.0%	19.7%	5.9%
Alternative Credential Segment	(21.5)	(7.6)	(15.7)	(11.6)
Total segment profitability margin	6.4%	1.8%	6.5%	(0.5)%

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information (Continued)

*	The Company has excluded immaterial amounts of intersegment revenues from the three- and nine-month periods ended September 30, 2021 and 2020.
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

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(60,110)	$(52,554)	$(127,505)	$(178,827)
Adjustments:
Stock-based compensation expense	25,022	22,001	74,745	63,962
Other (income) expense, net	425	(42)	(22,730)	1,659
Net interest expense	16,471	6,851	31,826	18,195
Income tax benefit	(319)	(162)	(448)	(1,580)
Depreciation and amortization expense	26,168	23,936	77,577	71,406
Loss on debt extinguishment	—	—	1,101	11,671
Other*	7,083	3,682	11,034	10,835
Total adjustments	74,850	56,266	173,105	176,148
Total segment profitability	$14,740	$3,712	$45,600	$(2,679)

*
Includes (i) transaction and integration expense of $0.8 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, (ii) restructuring-related expense of $5.4 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and $7.2 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $0.8 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	September 30, 2021	December 31, 2020

	(in thousands)
Total assets
Degree Program Segment	$1,303,115	$830,706
Alternative Credential Segment	730,367	713,558
Total assets	$2,033,482	$1,544,264

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11.    Segment and Geographic Information (Continued)
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $24.7 million and $19.7 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s non-U.S. revenue was $74.1 million and $49.2 million for the nine months ended September 30, 2021 and 2020, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of September 30, 2021 and December 31, 2020 totaled approximately $2.3 million and $1.6 million, respectively.
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
Trade Accounts Receivable and Contract Liabilities
The following table presents the Company’s trade accounts receivable and contract liabilities in each segment as of each of the dates indicated.

	September 30, 2021	December 31, 2020

	(in thousands)
Trade accounts receivable
Degree Program Segment accounts receivable	$24,927	$16,424
Degree Program Segment unbilled revenue	43,602	6,072
Alternative Credential Segment accounts receivable	37,805	29,717
Provision for credit losses	(10,944)	(5,936)
Total trade accounts receivable	$95,390	$46,277

Contract liabilities
Degree Program Segment deferred revenue	$11,224	$1,714
Alternative Credential Segment deferred revenue	85,760	73,779
Total contract liabilities	$96,984	$75,493
During each of the three-month periods ended September 30, 2021 and 2020, the Company did not recognize any Degree Program Segment revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.7 million and $2.2 million, respectively.
During each of the three-month periods ended September 30, 2021 and 2020, the Company did not recognize any Alternative Credential Segment revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balance that existed at the end of each preceding year was $71.9 million and $46.6 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Receivables and Contract Liabilities (Continued)
The following table presents the change in provision for credit losses for trade receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2020	$6,115
Current period provision	5,712
Amounts written off	—
Amounts recovered	(877)
Foreign currency translation adjustments	(6)
Balance as of September 30, 2021	$10,944
Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. For each of the three- and nine-month periods ended September 30, 2021 and 2020, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
Other Receivables
The following table presents the components of the Company’s receivables with extended payment terms as of each of the dates indicated.

	September 30, 2021	December 31, 2020

	(in thousands)
Receivables, gross	$49,993	$25,587
Less: provision for credit losses	(899)	(179)
Receivables, net	$49,094	$25,408
Short-term receivables	$25,734	$1,076
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of September 30, 2021, 94% of outstanding receivables due under extended payment plans were current.
13.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $4.5 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s accrued but unpaid capital expenditures were $4.3 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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
Overview
We are a leading digital transformation partner for nonprofit colleges and universities. We build, deliver, and support more than 550 digital and in-person educational offerings, including graduate degrees, undergraduate degrees, professional certificates, boot camps, and short courses. Together with our university clients, we have positively transformed the lives of more than 350,000 students.
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

COVID-19 Update
Beginning in the second quarter of 2020, we experienced increased demand from university clients and students as a result of the COVID-19 pandemic. More recently, we have seen some of these pandemic-related trends subside in certain areas of our business. The COVID-19 pandemic has also had an impact on marketing costs from period to period, with costs being lower earlier in the pandemic and increasing particularly in the second half of 2021. In the third quarter of 2021, we also began to observe increased employee turnover and increased competition to attract and retain employees, which may result in increased costs. We cannot estimate the impact of COVID-19 on future demand or cost levels or on our business or economic conditions generally, due to numerous uncertainties, including uncertainties regarding the duration or reemergence of the outbreak in various regions, actions that may be taken by governmental authorities, future fluctuations in demand and cost levels and labor market conditions. For a discussion of additional risks related to COVID-19, see Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended September 30, 2021 and 2020
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended September 30,
	2021		2020		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$232,376	100.0%	$201,073	100.0%	$31,303	15.6%
Costs and expenses
Curriculum and teaching	30,869	13.3	30,153	15.0	716	2.4
Servicing and support	33,898	14.6	32,536	16.2	1,362	4.2
Technology and content development	43,106	18.6	40,223	20.0	2,883	7.2
Marketing and sales	118,300	50.9	100,068	49.8	18,232	18.2
General and administrative	49,736	21.4	44,000	21.9	5,736	13.0
Total costs and expenses	275,909	118.8	246,980	122.9	28,929	11.7
Loss from operations	(43,533)	(18.8)	(45,907)	(22.9)	2,374	5.2
Interest income	474	0.2	713	0.4	(239)	33.6
Interest expense	(16,945)	(7.3)	(7,564)	(3.8)	(9,381)	124.0
Other income, net	(425)	(0.2)	42	0.0	(467)	*
Loss before income taxes	(60,429)	(26.1)	(52,716)	(26.3)	(7,713)	14.6
Income tax benefit	319	0.1	162	0.1	157	96.5
Net loss	$(60,110)	(26.0)%	$(52,554)	(26.2)%	$(7,556)	14.4%

*	Not meaningful for comparative purposes.

Revenue. Revenue for the three months ended September 30, 2021 increased $31.3 million, or 15.6%, to $232.4 million as compared to $201.1 million in 2020. Revenue from our Degree Program Segment increased $25.8 million, or 21.1%, primarily due to growth in full course equivalent (“FCE”) enrollments of 10,000, or 20.9%, and average revenue per FCE enrollment was essentially flat. Revenue from our Alternative Credential Segment increased $5.5 million, or 7.0%, primarily due to a 22.4% increase in average revenue per FCE enrollment, from $3,426 to $4,193, partially offset by a decrease in FCE enrollments of 2,893, or 12.5%.
Curriculum and Teaching. Curriculum and teaching expense increased $0.7 million, or 2.4%, to $30.9 million as compared to $30.2 million in 2020. This increase was primarily due to higher expense related to university clients and instructional staff to support additional offerings in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $1.4 million, or 4.2%, to $33.9 million as compared to $32.5 million in 2020. This increase was primarily due to a $0.7 million increase in personnel and personnel-related expense and a $0.4 million increase in student support costs to serve a greater number of students.
Technology and Content Development. Technology and content development expense increased $2.9 million, or 7.2%, to $43.1 million as compared to $40.2 million in 2020. This increase was primarily due to a $2.5 million increase in depreciation and amortization expense and a $1.8 million increase in expenses to support our platform and software applications. These increases were partially offset by a $2.0 million decrease in personnel and personnel-related expense.
Marketing and Sales. Marketing and sales expense increased $18.2 million, or 18.2%, to $118.3 million as compared to $100.1 million in 2020. This increase was primarily due to an $18.1 million increase in marketing expense to support our revenue growth.
General and Administrative. General and administrative expense increased $5.7 million, or 13.0%, to $49.7 million as compared to $44.0 million in 2020. This increase was primarily due to a $2.5 million increase in professional fees, a $1.8 million increase in personnel and personnel-related expense, a $1.8 million increase in restructuring-related expense.
Net Interest Income (Expense). Net interest expense was $16.5 million and $6.9 million for the three months ended September 30, 2021 and 2020, respectively. The net interest expense for the three months ended September 30, 2021 was primarily due to interest incurred on our $475 million term loan facility that was issued in June 2021 and our $380 million aggregate principal amount of 2.25% convertible senior notes due 2025 (the “Notes”). The net interest expense for the three months ended September 30, 2020 was primarily due to interest incurred on our Notes that were issued in April 2020, partially offset by interest earned on our cash balances.
Other Income (Expense), Net. Other income (expense), net was $(0.4) million for the three months ended September 30, 2021, as compared to less than $0.1 million for the three months ended September 30, 2020. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended September 30, 2021, we recognized an income tax benefit of $0.3 million, and our effective tax rate was less than 1%. For the three months ended September 30, 2020, we recognized income tax benefit of $0.2 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Nine Months Ended September 30, 2021 and 2020
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
	2021		2020		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$702,058	100.0%	$559,239	100.0%	$142,819	25.5%
Costs and expenses
Curriculum and teaching	98,805	14.1	76,887	13.7	21,918	28.5
Servicing and support	101,947	14.5	93,363	16.7	8,584	9.2
Technology and content development	128,539	18.3	113,040	20.2	15,499	13.7
Marketing and sales	346,181	49.3	297,624	53.2	48,557	16.3
General and administrative	144,342	20.6	127,207	22.7	17,135	13.5
Total costs and expenses	819,814	116.8	708,121	126.5	111,693	15.8
Loss from operations	(117,756)	(16.8)	(148,882)	(26.5)	31,126	20.9
Interest income	1,188	0.2	1,380	0.2	(192)	14.0
Interest expense	(33,014)	(4.7)	(19,575)	(3.5)	(13,439)	68.6
Loss on debt extinguishment	(1,101)	(0.2)	(11,671)	(2.1)	10,570	(90.6)
Other income (expense), net	22,730	3.2	(1,659)	(0.3)	24,389	*
Loss before income taxes	(127,953)	(18.3)	(180,407)	(32.2)	52,454	29.1
Income tax benefit	448	0.1	1,580	0.3	(1,132)	71.7
Net loss	$(127,505)	(18.2)%	$(178,827)	(31.9)%	$51,322	28.7%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the nine months ended September 30, 2021 increased $142.8 million, or 25.5%, to $702.1 million as compared to $559.2 million in 2020. Revenue from our Degree Program Segment increased $83.7 million, or 23.5%, primarily due to growth in FCE enrollments of 38,560, or 27.6%, partially offset by a 3.2% decrease in average revenue per FCE enrollment, from $2,549 to $2,467. Revenue from our Alternative Credential Segment increased $59.1 million, or 29.1%, primarily due to a 16.6% increase in average revenue per FCE enrollment, from $3,463 to $4,038, and growth in FCE enrollments of 6,288, or 10.7%.
Curriculum and Teaching. Curriculum and teaching expense increased $21.9 million, or 28.5%, to $98.8 million as compared to $76.9 million in 2020. This increase was primarily due to higher expense related to university and instructional staff to support to higher FCEs in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $8.5 million, or 9.2%, to $101.9 million as compared to $93.4 million in 2020. This increase was primarily due to a $7.8 million increase in personnel and personnel-related expense to serve a greater number of students.
Technology and Content Development. Technology and content development expense increased $15.5 million, or 13.7%, to $128.5 million as compared to $113.0 million in 2020. This increase was primarily due to a $5.8 million increase in depreciation and amortization expense, a $5.7 million increase in expenses to support our platform and software applications, and a $3.9 million increase in personnel and personnel-related expense.
Marketing and Sales. Marketing and sales expense increased $48.6 million, or 16.3%, to $346.2 million as compared to $297.6 million in 2020. This increase was primarily due to a $43.3 million increase in marketing expense and a $4.0 million increase in personnel and personnel-related expense to support our revenue growth.

General and Administrative. General and administrative expense increased $17.1 million, or 13.5%, to $144.3 million as compared to $127.2 million in 2020. This increase was primarily due to an $8.5 million increase in personnel and personnel-related expense, a $5.0 million increase in professional fees, a $4.1 million increase in restructuring-related expense, a $3.3 million increase in provision for credit losses, and a $1.8 million increase in banking fees. These increases were partially offset by a $4.9 million decrease in stockholder activism and litigation-related expense.
Net Interest Income (Expense). Net interest expense was $31.8 million and $18.2 million for the nine months ended September 30, 2021 and 2020, respectively. The net interest expense for the nine months ended September 30, 2021 was primarily due to interest incurred on our Notes and our $475 million aggregate principal amount of term loan facilities that were issued in June 2021. The net interest expense for the nine months ended September 30, 2020 was primarily due to interest incurred on our Notes that were issued in April 2020 and our $250 million senior secured term loan facility that was extinguished in April 2020.
Loss on Debt Extinguishment. Loss on debt extinguishment was $1.1 million and $11.7 million for the nine months ended September 30, 2021 and 2020, respectively. The loss on debt extinguishment for the nine months ended September 30, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021. The loss on debt extinguishment for the nine months ended September 30, 2020 was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our $250 million senior secured term loan facility in April 2020.
Other Income (Expense), Net. Other income (expense), net was $22.7 million and $(1.7) million for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily due to the gain recognized in connection with the sale of our investment in an education technology company.
Income Tax Benefit. For the nine months ended September 30, 2021, we recognized an income tax benefit of $0.4 million, and our effective tax rate was less than 1%. This income tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. For the nine months ended September 30, 2020, we recognized an income tax benefit of $1.6 million, and our effective tax rate was less than 1%. This tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. We expect to continue to recognize an income tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
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

The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(60,110)	$(52,554)	$(127,505)	$(178,827)
Adjustments:
Stock-based compensation expense	25,022	22,001	74,745	63,962
Other (income) expense, net	425	(42)	(22,730)	1,659
Net interest expense	16,471	6,851	31,826	18,195
Income tax benefit	(319)	(162)	(448)	(1,580)
Depreciation and amortization expense	26,168	23,936	77,577	71,406
Loss on debt extinguishment	—	—	1,101	11,671
Other*	7,083	3,682	11,034	10,835
Total adjustments	74,850	56,266	173,105	176,148
Total segment profitability	$14,740	$3,712	$45,600	$(2,679)

*
Includes (i) transaction and integration expense of $0.8 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, (ii) restructuring-related expense of $5.4 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and $7.2 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $0.8 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 and 2020
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended September 30,		Period-to-Period Change
	2021	2020	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$147,795	$122,036	$25,759	21.1%
Alternative Credential Segment	84,581	79,037	5,544	7.0
Total revenue	$232,376	$201,073	$31,303	15.6%

Segment profitability
Degree Program Segment	$32,925	$9,713	$23,212	239.1%
Alternative Credential Segment	(18,185)	(6,001)	(12,184)	(203.1)
Total segment profitability	$14,740	$3,712	$11,028	297.3%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended September 30, 2021 and 2020.
Degree Program Segment profitability increased $23.2 million, or 239.1%, to $32.9 million as compared to $9.7 million in 2020. This increase was primarily due to revenue growth of $25.8 million and operational efficiency initiatives.
Alternative Credential Segment profitability decreased $12.2 million, or 203.1%, to $(18.2) million as compared to $(6.0) million in 2020. This decrease was primarily due to higher operating expenses.

Nine Months Ended September 30, 2021 and 2020
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Nine Months Ended September 30,		Period-to-Period Change
	2021	2020	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$439,884	$356,178	$83,706	23.5%
Alternative Credential Segment	262,174	203,061	59,113	29.1
Total revenue	$702,058	$559,239	$142,819	25.5%

Segment profitability
Degree Program Segment	$86,786	$20,876	$65,910	315.8%
Alternative Credential Segment	(41,186)	(23,555)	(17,631)	(74.8)
Total segment profitability	$45,600	$(2,679)	$48,279	**

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the nine months ended September 30, 2021 and 2020.
**	Not meaningful for comparative purposes.
Degree Program Segment profitability increased $65.9 million, or 315.8%, to $86.8 million as compared to $20.9 million in 2020. This increase was primarily due to revenue growth of $83.7 million and operational efficiency initiatives.
Alternative Credential Segment profitability decreased $17.6 million, or 74.8%, to $(41.2) million as compared to $(23.6) million in 2020. This decrease was primarily due to higher operating expenses.
Liquidity and Capital Resources
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $934.3 million, which were held for working capital and general corporate purposes.
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
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of September 30, 2021, the Notes are not convertible between October 1, 2021 and December 31, 2021, as the common stock sale price condition was not met. Refer to Note 7 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.

We have financed our operations primarily through payments from university clients and students for our technology and services, public and private equity financings, the Term Loan Facilities and the Notes. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Term Loan Facilities, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment. During the nine months ended September 30, 2021 and 2020, our capital asset additions were $54.9 million and $55.3 million, respectively.
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
Net cash used in operating activities for the nine months ended September 30, 2021 was $3.1 million, consisting primarily of our net loss of $127.5 million and a $27.8 million gain recognized in connection with the sale of our investment in an education technology company, adjusted for non-cash items including $77.6 million of depreciation and amortization expense, $74.7 million of stock-based compensation expense, $28.3 million of non-cash interest expense and $13.5 million of reductions in the carrying amounts of our right-of-use assets. The net change in operating assets and liabilities of $53.6 million was unfavorable to cash flows from operations primarily due to an increase in accounts receivable of $54.7 million, an increase in prepaid expenses and other assets of $31.2 million and a decrease in other liabilities, net of $16.0 million, partially offset by a $24.2 million increase in accounts payable and accrued expenses and a $22.0 million increase in deferred revenue.
Net cash used in operating activities for the nine months ended September 30, 2020 was $6.9 million, consisting primarily of our net loss of $178.8 million, adjusted for non-cash items including $71.4 million of depreciation and amortization expense, $64.0 million of stock-based compensation expense, $13.2 million of non-cash interest expense, an $11.7 million loss on the extinguishment of our $250 million senior secured term loan facility and $11.2 million of reductions in the carrying amounts of our right-of-use assets. The net change in operating assets and liabilities of $2.1 million was unfavorable to cash flows from operations primarily due to an increase in accounts receivable of $65.1 million and an increase in prepaid expenses and other assets of $15.0 million, partially offset by a $43.1 million increase in deferred revenue and a $38.0 million increase in accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $12.6 million, consisting primarily of $45.2 million of additions of amortizable intangible assets and $5.4 million of purchases of property and equipment, partially offset by $38.8 million of proceeds from the sale of our investment in an education technology company.
Net cash used in investing activities for the nine months ended September 30, 2020 was $52.3 million, consisting primarily of $46.8 million of additions of amortizable intangible assets and $5.5 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $450.5 million, consisting primarily of $469.6 million of proceeds from the issuance of our Term Loan Facilities and $6.1 million of proceeds received from the exercise of stock options, partially offset by $14.5 million of tax withholding payments associated with the settlement of restricted stock units and a $10.3 million payment of debt issuance costs.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $368.9 million, consisting primarily of $319.0 million of proceeds from the issuance of the Notes (net of payments related to the initial purchasers’ discount, offering expenses and the cost of the capped call transactions) and $299.8 million in proceeds received from our public offering of common stock in August 2020. These increases were partially offset by the repayment of $253.0 million of principal, interest and prepayment premium associated with the extinguishment of our $250 million senior secured term loan facility and a $2.5 million payment of debt issuance costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Degree Program Segment
FCE enrollments	57,842	47,842	178,278	139,718
Average revenue per FCE enrollment	$2,555	$2,551	$2,467	$2,549
Alternative Credential Segment
FCE enrollments	20,174	23,067	64,931	58,643
Average revenue per FCE enrollment	$4,193	$3,426	$4,038	$3,463
Of the increase in FCE enrollments in our Degree Program Segment for the three months ended September 30, 2021 and 2020, 612, or 6.1%, and 714, or 10.3%, respectively, were attributable to degree programs launched during the preceding 12 months. Of the increase in FCE enrollments in our Degree Program Segment for the nine months ended September 30, 2021 and 2020, 929, or 2.4%, and 2,071, or 10.3%, respectively, were attributable to degree programs launched during the preceding 12 months.
Of the FCE enrollments in our Alternative Credential Segment for the three months ended September 30, 2021 and 2020, 2,783 and 5,671, respectively, were attributable to offerings launched during the preceding 12 months. Of the FCE enrollments in our Alternative Credential Segment for the nine months ended September 30, 2021 and 2020, 7,465 and 9,756, respectively, were attributable to offerings launched during the preceding 12 months.
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

In the second quarter of 2021, we revised our definition of adjusted EBITDA (loss) to exclude other income (expense), net in connection with the recognition of a gain on the sale of our interest in an education technology company. We believe this change is meaningful to investors because we did not have this activity in prior periods, and as a result, excluding the impact of such a gain in 2021 facilitates a period-to-period comparison of our business. Prior to this revision, our definition of adjusted EBITDA excluded foreign currency gains or losses, which comprised the entirety of our other income (expense), net for all prior periods. The revision to the definition of adjusted EBITDA (loss) had no impact on our reported adjusted EBITDA (loss) for each of the three- and nine-month periods ended September 30, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(60,110)	$(52,554)	$(127,505)	$(178,827)
Adjustments:
Stock-based compensation expense	25,022	22,001	74,745	63,962
Other (income) expense, net	425	(42)	(22,730)	1,659
Net interest expense	16,471	6,851	31,826	18,195
Income tax benefit	(319)	(162)	(448)	(1,580)
Depreciation and amortization expense	26,168	23,936	77,577	71,406
Loss on debt extinguishment	—	—	1,101	11,671
Other*	7,083	3,682	11,034	10,835
Total adjustments	74,850	56,266	173,105	176,148
Adjusted EBITDA (loss)	$14,740	$3,712	$45,600	$(2,679)

*
Includes (i) transaction and integration expense of $0.8 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, (ii) restructuring-related expense of $5.4 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and $7.2 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $0.8 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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
For the three months ended September 30, 2021 and 2020, our foreign currency translation adjustment was a loss of $4.3 million and a gain of $1.7 million, respectively. For the nine months ended September 30, 2021 and 2020, our foreign currency translation adjustment was a loss of $2.1 million and a loss of $13.0 million, respectively.
For the three months ended September 30, 2021 and 2020, we recognized foreign currency exchange losses of $0.3 million and gains of less than $0.1 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021 and 2020, we recognized foreign currency exchange losses of $2.1 million and $1.7 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.

The foreign exchange rate volatility of the trailing 12 months ended September 30, 2021 was 10% and 6% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended September 30, 2020 was 13% and 9% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the edX Acquisition and the Combined Company
The edX Acquisition may not be consummated.
We have entered into a Purchase Agreement with edX Inc. (“edX”) and Circuit Sub LLC (“edX Sub”), pursuant to which we have agreed to acquire edX Sub (the “edX Acquisition”). Completion of the edX Acquisition is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to the Purchase Agreement will be satisfied.
We may experience difficulties in integrating the operations of edX into our business and in realizing the expected benefits of the edX Acquisition.
The success of the edX Acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of edX with our business in an efficient and effective manner. Once the edX Acquisition is completed, we will need to integrate the edX business with our existing business, which is a complex and time-consuming process. It is possible that the integration process could result in material challenges, including, without limitation:
•the disruption of each company’s ongoing businesses, including as a result of diverting management’s attention to integration efforts;
•tax costs or inefficiencies;
•unanticipated issues in integrating operations and systems, including administrative and information technology infrastructure and financial reporting and internal control systems;

•the burden of complying with a wide variety of laws, including additional privacy, marketing and international trade and economic sanctions related laws, some of which did not apply to edX as a non-profit before the closing of the edX Acquisition;
•managing a larger combined company;
•maintaining employee morale and retaining key management and other employees;
•the possibility of faulty assumptions underlying expectations regarding the integration process or expected synergies;
•coordinating geographically separate organizations;
•increased exposure to foreign currency exchange rates as a result of a more substantial portion of our business being outside the U.S.;
•additional regulatory scrutiny focused on edX or the combined company following the edX Acquisition; and
•unforeseen expenses associated with the integration of the edX business.
Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could adversely affect our ability to achieve the anticipated benefits of the edX Acquisition and could harm our financial performance. If we are unable to successfully or timely integrate the operations of edX with our business, we may be unable to realize the anticipated benefits resulting from the edX Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.
The market price of our common stock may decline as a result of the edX Acquisition.
The market price of our common stock may decline as a result of the edX Acquisition if, among other things, we are unable to achieve the expected growth in revenue, or if the strategic benefits or synergies are not realized or if the transaction costs related to the edX Acquisition are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits of the edX Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the edX Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.
We have incurred substantial transaction and integration expenses related to the edX Acquisition and expect to incur additional integration expenses related to edX that could negatively impact our financial results and cash flows.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated the edX Acquisition and associated integration activities. For example, we expect to incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration process. Any expected efficiencies to offset these costs may not be achieved in the near term, or at all.
The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the edX Acquisition.
Following the completion of the edX Acquisition, the size of the combined company’s business will increase significantly. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies in different geographic locations, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The combined company may not be successful and may not realize the expected operating leverage, synergies and strategic benefits currently anticipated from the edX Acquisition.
edX may underperform relative to our expectations.
edX may not be able to achieve the levels of revenue or earnings or create the operating efficiencies that we expect. edX’s business and financial performance are subject to certain risks and uncertainties, including, among others:
•the ability to maintain current enterprise and university clients when their existing contracts expire, including maintaining similar contract periods and other terms, and our ability to acquire new enterprise and university clients;

•the ability to maintain the reputation and brand of edX, including as a result of the edX business ceasing to be operated by a non-profit entity following the closing;
•the ability to expand offerings with existing enterprise and university clients;
•the ability to increase demand for offerings on the edX platform and our ability to persuade learners to expand beyond the free and audit track offerings available on the edX platform; and
•the continued receipt of high-quality content from university partners for deployment to learners.
If edX underperforms relative to our expectations, we may not be able to achieve the levels of revenue, earnings or operating efficiencies that we expect, and our business and operating results may be harmed.
We do not control and may be unable to predict the future course of the Open edX Platform.
Following the closing of the edX Acquisition, many of our offerings may be hosted on the open source learner management platform that is owned by the non-profit entity that will survive the edX Acquisition (the “Open edX Platform”). We do not own the Open edX Platform and we do not control and may be unable to predict the future course of open source technology development of the Open edX Platform, including the ongoing development of open source components used in the Open edX Platform, which could reduce the appeal of our offerings hosted on the Open edX Platform and damage our reputation. If open source software programmers, many of whom we will not employ, or our own internal programmers do not continue to develop and enhance the Open edX Platform, we may be unable to meet student or university requirements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a) On November 4, 2021, we entered into (i) a First Amendment to Term Loan Credit and Guaranty Agreement (the “First Amendment”) with certain of our subsidiaries, Alter Domus (US) LLC, as administrative agent, and the lenders party thereto and (ii) a Joinder Agreement (collectively, with the First Amendment, the “Facility Amendments”) with Alter Domus (US) LLC, as administrative agent, and the lenders party thereto. The Facility Amendments amend the Term Loan Agreement primarily to provide for an incremental facility to us in an original principal amount of $100 million, the proceeds of which may be used for general corporate purposes.

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

10.1	First Amendment to Term Loan Credit and Guaranty Agreement.					X

10.2*	Joinder Agreement.					X

10.3†	Amended and Restated 2014 Equity Incentive Plan.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

November 9, 2021	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 9, 2021	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer