Form 10-K
period 2021-12-31
2U, Inc.
filed 2022-03-01
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the 52,068,002 shares of the registrant’s common stock held by non-affiliates as of June 30, 2021 (computed based on the closing price on such date as reported on The Nasdaq Global Select Market) was $2,169,673,643.
As of February 25, 2022, there were 76,350,667 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders, or an amendment on Form 10-K/A are incorporated by reference in Part III of this Form 10-K.

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
•our ability to meet the anticipated launch dates of our degree programs, executive education offerings and boot camps;
•our ability to acquire new university clients and expand our degree programs, executive education offerings and boot camps with existing university clients;
•our ability to successfully integrate the operations of our acquisitions, including the edX Acquisition, to achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;
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

•the potential negative impact of the significant decline in the market price of our common stock, including the impairment of goodwill and indefinite-lived intangible assets;
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
Additional Information
    In this Annual Report on Form 10-K, the terms “2U,” “our company,” “we,” “us,” and “our” refer to 2U, Inc. and its subsidiaries, unless the context indicates otherwise.
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (2u.com), the investor relations section of our website (investor.2u.com), our Twitter account (@2Uinc), Chip Paucek’s Twitter account (@chippaucek) and our blogs (2u.com/latest) and (blog.edx.org). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

PART I
Item 1.    Business
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality educational opportunities that unlock human potential. In November 2021, we acquired substantially all of the assets of edX Inc. (the “edX Acquisition”), including the edX brand, website and marketplace. As a result of the edX Acquisition, we expanded our digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 42 million registered learners.
Following the completion of the edX Acquisition, we now serve more than 230 top-ranked global universities and other leading institutions, and offer more than 3,600 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
With the edX Acquisition, we are now positioned as one of the world’s most comprehensive free-to-degree online learning platforms. We believe our platform and robust consumer marketplace provide our clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education offerings without the barriers of cost or location.
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
In our Alternative Credential Segment, we provide premium online open courses, executive education programs, technical, skills-based boot camps and micro-credential programs at the undergraduate and graduate levels through relationships with nonprofit colleges and universities and other leading institutions. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings. Following the edX Acquisition, we changed the name of our “short courses” in our Alternative Credential Segment to “executive education” to more clearly align with industry terminology.
Our Platform
Our platform consists of a seamlessly integrated ecosystem of technology, people and data. Through our platform, we provide the tools and services our clients need to bring high-quality online education offerings to students around the world and we provide students an expansive range of offerings to support their educational and career goals.
Degree Program Segment: Technology and Services
In the Degree Program Segment, we provide front-end and back-end cloud-based SaaS technology and technology-enabled services, which are tightly integrated and optimized with data analysis and machine learning techniques. In general, for our degree program offerings, we provide the following full suite of technology and services:
•Technology.
◦Infrastructure – We use a variety of proprietary technologies to streamline the launch of our degree programs and to scale launches with multiple schools. Prior to the launch of new degree programs, we also tightly integrate our systems with our university clients’ systems by building integrations and data connections. These integrations facilitate the secure bi-directional exchange of data to support our degree programs and to automate a variety of processes on an ongoing basis, including admissions and live class scheduling.
◦Learning Technology – Our learning platform provides a live and engaging classroom environment that is accessible through web and mobile applications for convenient consumption of asynchronous coursework. Our STEM-based education tools and collaborative annotation technology significantly enhance the learning experience for students and instruction capabilities for faculty.
•Marketing Services. Our marketing team uses best-in-class digital marketing strategies – including Search Engine Optimization, Search Engine Marketing and Social Media Optimization – together with data analytics and machine learning techniques and a strong affiliate marketing channel to engage prospective students for our university clients’ degree programs. Our marketing campaigns are often program-specific and leverage each university client’s brand identity and approved messaging.
•Student Engagement and Services. We provide a broad scope of services to students to support them on their learning journey from the admissions process through career services.
◦Admissions – Our admissions team provides prospective students with transparent information regarding admissions requirements, the application process, curriculum, tuition information, and time to completion.
◦Student Success – We augment each student’s academic experience by assigning a dedicated advisor to provide individualized non-academic support throughout their program. These advisors focus on retention and graduation by using data analysis and personalized coaching plans.
◦Career Services – Through our Career Engagement Network, we provide students and alumni of our university clients’ offerings with access to industry-aligned resources designed to support students in achieving their career goals following graduation. These services include resume and interview tools, live coaching and workshops as well as career fairs and employer referrals to our strong network of employer partnerships around the world.
•Curriculum and Learning Services. Our learning design and development experts collaborate with faculty to produce high-quality, engaging, online coursework and content for our university clients’ degree programs. Our learner-centered approach to curriculum design incorporates our university clients’ curricular expertise and pedagogical preferences and is founded in principles of learning science and informed by our deep online course development expertise and historical user experience. We use a learning management system that facilitates authoring and hosting asynchronous learning activities. In addition to interactive asynchronous learning experiences, our offerings feature live, online classes. Live classes provide the opportunity for students to build community with peers and receive personalized and real-time instructor support, which is a cornerstone of our approach to delivering degree programs. To maximize the benefit of these synchronous live sessions, we employ a flipped classroom model, which focuses on dynamic interactive learning rather than solely direct teacher instruction. We also provide technology tools to reduce friction in the virtual learning environment for students and professors.
•University Support Services. We provide a range of other services to enable the success of our university clients’ online degree programs and allow them to focus on their core academic functions.
◦Admissions – While our university clients are solely responsible for making admissions decisions, we streamline the admissions process by assisting prospective students in the application process and organizing and routing completed student application packages to the university’s admissions office.
◦Placement – Using our global network of clinics, hospitals, schools and other sites, our field placement team secures local placements for students enrolled in degree programs such as nursing, social work, teaching and other programs that require field placements to satisfy curriculum and accreditation requirements. We have integrated placements into our learning technology to enable students, faculty and field placement supervisors to monitor completion of student field work directly from our platform. During the COVID-19 pandemic we developed a virtual field placement program for our counseling and social work programs to allow students to continue to progress through these degree programs while in-person placements were not possible.
◦Faculty Success – We provide a dedicated team to support and train university administration and faculty on how to use our platform to facilitate high-quality live instruction. In addition, we help our university clients succeed by assisting with faculty recruiting efforts, including attracting, cultivating and vetting a pool of faculty candidates for our university clients.
Alternative Credential Segment: Technology and Services
In the Alternative Credential Segment we provide flexible technology platforms and services to enable our clients to provide a range of non-degree credentials and other courses to learners. In general, for our alternative credential offerings, we provide the following technology and services:
•Technology. Our executive education and boot camp platform provides an integrated hub for students to access coursework and learning modules, interact with tutors and peers, attend live classes where applicable, and review assignment grading and tutor feedback. For our open course and micro-credential offering, our clients leverage the Open edX platform, an open source, scalable learning platform, that we have customized to enable our clients to build offerings to launch on the edX marketplace. For our executive education, open course and micro-credential offerings, our platform is also available through proprietary mobile applications for convenient consumption of asynchronous coursework.
•Marketing Services. Our marketing team uses best-in-class digital marketing strategies – including Search Engine Optimization, Search Engine Marketing and Social Media Optimization – together with data analytics and machine learning techniques and a strong affiliate marketing channel to engage prospective students for our university partners alternative credential offerings.
•Student Engagement and Services. We provide a broad scope of services to students in our executive education courses and boot camps to support them on their learning journey from the enrollment process through career services.
◦Enrollment – We provide prospective students with transparent information regarding the enrollment process, curriculum, tuition information, and time to completion.
◦Student Success – For our executive education and boot camp offerings, we augment each student’s academic experience by assigning a dedicated advisor to provide individualized non-academic support throughout their course. For our boot camp offerings we have proprietary tools to allow us to scale our student support and ensure student questions on asynchronous content or coursework receive an advisor or teaching assistant response efficiently.
◦Career Services – Through our Career Engagement Network, we provide students and alumni of our university clients’ executive education and boot camp offerings with access to industry-aligned resources designed to support students in achieving their career goals following completion. These services include resume and interview tools and workshops as well as career fairs and employer referrals to our strong network of employer partnerships around the world.
•Curriculum and Learning Services. Our learning design and development experts produce high-quality, engaging, online coursework and content for our executive education and boot camp offerings. We use a learning management system that facilitates authoring and hosting asynchronous learning activities. We employ tools to make real-time updates to our curriculum to keep certain offerings current in quickly evolving fields such as coding, data analytics and cybersecurity. We also use a proprietary analytics platform to capture the sentiment of students in our boot camp and executive education offerings. We use this data to improve our curricula, calibrate differences across classrooms and offer targeted support to students. We also recruit, hire and train faculty to teach the executive education and boot camp offerings for our university clients. For our open course and micro-credential offerings, we provide course strategy and design consultation services and other self-help resources to assist our clients in creating engaging content for our platform.
edX Marketplace
Our marketplace, available at edX.org, provides the full catalog of online offerings ranging from free offerings to graduate degree programs that we enable. Once we have completed integration of the edX marketplace with our broader business, we believe this thriving consumer marketplace will enable our clients to efficiently reach a large audience of global learners and expand the impact of their institutions and brands, and allow students to access relevant, high-quality education offerings from top-tier academic institutions and other industry leading entities. We believe the edX marketplace provides an opportunity to increase the efficiency of our marketing efforts by combining the strength of the edX brand and large global audience with a comprehensive range of high-quality education offerings and our strong offering-specific marketing capabilities. As we continue to increase the range of offerings on the edX marketplace, we believe we will attract additional students to the marketplace, some of whom will enroll in additional offerings.
Key Benefits of our Solution
We believe our solutions provide the following key benefits:
•Extend Institutional Reach and Impact. Our platform enables our university and institutional clients to extend their brands and increase their impact by delivering high-quality education offerings to students anywhere in the world at a wide range of prices and credential levels.
•Low Financial Risk for Clients. We make many of the initial investments required to launch new offerings across our portfolio. In our Degree Program Segment, in particular, we make significant investments in technology, integration, content production, marketing, student and faculty support, and other services. Our revenue-share model, combined with long contractual terms in this segment, enables us to make these investments without significant financial risk to our university clients. Our platform provides a broad set of capabilities that would otherwise require universities to purchase multiple, disparate point solutions, and significantly increase headcount in marketing, data analytics, technology and other areas.
•Marketing Reach. As part of the edX Acquisition, we acquired edX’s thriving consumer marketplace and global brand. Once we have completed our integration activities, we believe the edX marketplace together with the strong consumer-facing brand, will enable our clients to efficiently reach a large audience of potential students. As we continue to expand the scope of offerings on the edX marketplace, we believe we will generate additional interest in our offerings among students and incentivize clients to create additional offerings on our platform ranging from free-to-degree.
•Comprehensive Scope of Offerings. We provide a broad range of education offerings to students that range from free open courses to graduate degree programs. Our breadth of offerings allows students to gain the skills and credentials they need to reach their career and personal goals and provides the flexibility to “stack” credentials to progress towards a more advanced credential or degree.
•Outcomes. Our platform allows students to pursue a wide range of high-quality education offerings provided by leading universities and other top-tier institutions. Through these offerings, students obtain valuable skills and credentials that can create upward career mobility, facilitate a transition to a new field and lead to personal enrichment.
•Scalable Support. High-quality student support is a central pillar of our platform. We provide student support for all offerings in our portfolio that is tailored to student needs based on offering type. For many of our offerings our support teams work with prospective students prior to enrollment as they consider and apply to a particular offering. Once enrolled, we augment the academic experience by assigning a dedicated advisor to provide ongoing individualized non-academic support and career guidance for certain offerings. For our self-paced offerings such as our open courses, we provide students with platform technical support as needed.
Our Growth Strategy
We intend to continue our industry leadership as a provider of a digital education platform that enables our clients to deliver high-quality online education at scale and provides students with lifelong learning opportunities to unlock their potential. Our approach to growth is disciplined and focused on long-term success. The principal elements of our strategy are:
•Adding Offerings with New and Existing Clients and Increasing Enrollments in Our Offerings. We intend to add additional top-tier universities and other entities to our client base and to increase the number of offerings we power on behalf of our existing client base. We believe that once we have fully integrated the edX marketplace with our existing business, and enhanced search functionality of the marketplace, potential students will be able to more efficiently search for and find courses of interest from free-to-degree. We also intend to scale enrollments in our offerings by expanding the reach and diversity of our marketing channels and making incremental improvements to our learning technology.
•Expanding Offerings from Free-to-Degree. We intend to continue evolving our offering portfolio to meet the demands of lifelong learners by expanding our offerings in accordance with our client’s roadmaps. This expansion could include new offering types, course bundles or stacks, or additional credentialing options.
•Expanding Enterprise Channel. We believe expanding our enterprise channel presents a significant opportunity for us. Our deep catalog of over 3,600 high-quality free-to-degree offerings enables us to partner with a wide range of institutions seeking to upskill and train employees at any level of their organizations with exceptional digital learning experiences in job-relevant subject areas.
•Expanding Globally. The edX marketplace generates significant traffic across the globe and the edX offerings have a large non-US student base. We believe this creates a significant opportunity to expand our offerings with top-tier international universities and other entities and to attract additional non-US students to our existing offerings.
Clients
As of December 31, 2021, we had more than 230 clients with more than 3,600 offerings. Our clients are nonprofit colleges and universities as well as leading corporations and non-profit entities.
Competition
The overall market for technology solutions that enable higher education providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of students, faculty and clients and frequent introductions of new delivery methods.

We face competition from various companies in the online education sector, including companies that provide direct-to-consumer online education offerings, corporate training programs and technology solutions and services to universities that offer online learning programs. Many of these companies provide components of the technology and services we provide, and these companies may choose to pursue some of the institutions we target. Moreover, nonprofit colleges and universities may elect to continue using or develop their own online learning solutions in-house.
We expect that the competitive landscape will continue to expand as the market for online education offerings at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:
•quality and reputation of university client base and track record of performance;
•robustness and evolution of technology solutions and marketplace capabilities;
•scope and quality of educational content;
•strength of brand awareness and reputation among consumers;
•ability of online education offerings to deliver desired student outcomes;
•breadth and depth of service offering;
•ability to make significant investments in launching and operating degree programs;
•expertise in marketing, student acquisition and student retention;
•student and faculty experience;
•ease of deployment and use of technology solutions; and
•level of customization, configurability, integration, security, scalability and reliability of technology solutions.
We believe we compete favorably on the basis of these factors. Our ability to remain competitive will depend, to a great extent, on our ability to consistently deliver high-quality offerings; meet client needs for content development; attract, support and retain students; and deliver desired student, faculty and client outcomes.
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
Intellectual Property
We protect our intellectual property by relying on a combination of copyrights, trademarks, trade secrets and contractual agreements. For example, we rely on trademark protection in the United States and various foreign jurisdictions to protect our rights to various marks, including 2U, NO BACK ROW, GETSMARTER, TRILOGY, EDX and other distinctive logos associated with our brand. We continue to evaluate developing and expanding our intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally.
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
The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded. Congress historically has reauthorized and amended the HEA at regular intervals but has failed to do so in recent years. The reauthorization process and congressional oversight of the DOE is nonetheless ongoing, such as oversight and investigations of the education sector and DOE conducted on behalf of Congress by the Government Accountability Office, or GAO.
The reauthorization of the HEA, or other legislation, could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university clients. In addition, the DOE frequently conducts rulemakings that may impact our business and we expect each incoming administration to change the DOE rules in accordance with its policy priorities regardless of whether the HEA is reauthorized by Congress. The DOE also issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. DOE guidance is subject to change and such changes may impact our business model.
Although we are not considered an institution of higher education and we do not directly participate in Title IV programs, we are required to comply with certain regulations promulgated by the DOE as a result of our role as a service provider to institutions that do participate in Title IV programs. These include, for example, regulations governing student privacy under Family Educational Rights and Privacy Act, or FERPA. While online executive education courses and boot camps are typically not eligible for Title IV aid, when offered by or on behalf of Title IV eligible institutions, many education laws, such as FERPA, remain applicable to us or our university clients even in the Alternative Credential Segment.
Current DOE rules material to our business include the incentive compensation rule, the misrepresentation rule, the “written arrangements” rules and state authorization requirements, which are discussed in further detail below.
Incentive Compensation Rule
The HEA provides that any institution that participates in the Title IV federal student financial assistance programs must agree with the DOE that the institution will not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities as those terms and activities are defined in DOE regulations and policy guidance.
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
At the time the incentive compensation rule was last revised, in July 2011, the revised rule initially raised a question as to whether entities could be prohibited from entering into tuition revenue-sharing arrangements with university clients. On March 17, 2011, the DOE issued official agency guidance, known as a “Dear Colleague Letter,” or the DCL, providing guidance on this point. The DCL states that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided” and that “[t]his is true regardless of the manner in which the entity compensates its employees.” But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, the DOE does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an “unaffiliated third party” that provides a set of “bundled services” that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a “possible business model” developed “with the statutory mandate in mind.” Example 2-B describes the following as a possible business model:
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
Under the DOE rule, “misrepresentation” is defined broadly as any false, erroneous or misleading statement, written, visual or oral. This may include even statements that “have the likelihood or tendency to deceive.” Therefore, a statement need not be intentionally deceitful to qualify as a misrepresentation. “Substantial misrepresentation” is defined loosely as a misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment.
The regulation also covers statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just statements made to students or prospective students.
Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties or as a defense to the obligation to repay student loans. The DOE rules regarding misrepresentation change frequently and DOE has indicated it may revise aspects of the rule and related student recruiting standards as part of its ongoing rulemakings. In addition, the DOE has designated an investigations unit to enforce rules related to deceptive student marketing, which is expected to work with other federal agencies.
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
DOE requires, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to the DOE upon request. This regulation increases the importance of state authorization because failure to obtain the necessary state authorization for online programs (which may also be obtained through participation in a state authorization reciprocity agreement) could result in an obligation to return federal funds received by an institution. The federal state authorization rules were updated in July 2020 to, among other things, require more detailed disclosure requirements about whether particular states have authorized programs that may lead to professional licensure, which created an additional compliance burden for many of our partner institutions. The DOE is currently considering further changes to its state authorization requirements.
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
Other Laws
Our activities or those of our university clients are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the FTC, state and federal consumer lending laws, including those enforced by the federal Consumer Financial Protection Bureau, student accessibility requirements, federal and state data protection and privacy requirements and foreign and U.S. anti-corruption regulations.
Human Capital Resources
General Information About Our Human Capital Resources
As of December 31, 2021, we had approximately 3,982 full-time employees and 3,206 part-time employees worldwide. Approximately 6,220 of our employees are located in the U.S., approximately 835 of our employees are located in Cape Town, South Africa, and approximately 133 employees are located in other jurisdictions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
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
•Talent Acquisition and Retention. We seek to recruit, retain and incentivize highly talented employees and our compensation and benefits programs are aligned with these goals. We are committed to providing total rewards programs for our employees that are market-competitive and based on each employee’s contribution and performance. To foster a stronger sense of ownership and align the interests of employees with stockholders, we provide equity compensation in the form of performance and service-based restricted stock units to eligible employees under our broad-based stock compensation program. We also offer eligible employees the ability to participate in our Employee Stock Purchase Plan, which enables them to purchase shares of our stock at a discount. We also provide comprehensive benefits for employees and their families, which are tailored to the various geographies in which we operate. Depending on the jurisdiction, our benefits may include health insurance coverage, 401(k) matching, paid parental leave, and unlimited paid time off.
•Diversity and Inclusion. We believe an equitable and inclusive environment with diverse teams produces more creative solutions and results in better outcomes for our university clients and students. We strive to attract, retain and promote diverse talent at all levels of the organization. Our Board is 27% women and 27% people of color and our executive team is 28% women and 33% people of color. We have established a diversity and inclusion committee, known as MOSAIC, that serves as a liaison with management on diversity and inclusion issues and we maintain executive-sponsored business resource networks (“BRNs”) that offer a forum for employees to network and engage in professional development activities. As of December 31, 2021 we had 6 BRNs focused on the following groups: Black/African American, Women, LGBTQ+, Asian Pacific Islander, Latinx and People Who Are Differently Abled. To further support our diversity and inclusion goals, starting in 2020 the Company bonus plan included a diversity and inclusion component for our employees at and above the vice president level.
•Employee Development and Training. We provide a range of mandatory and optional employee development programs and opportunities for employees to develop the skills they need to be successful. Our learning and development teams create and teach a variety of live courses and our employees also have free access to a library of learning resources via LinkedIn Learning. Our diversity and inclusion principles are also reflected in our employee training programs. We require all managers to complete trainings on allyship, unconscious bias, cultural communication and thriving across differences and we offer additional training on emotional intelligence and leading with empathy. In addition, we offer a tuition reimbursement benefit for employees, which allows eligible employees and their family members to receive reimbursement for completion of certain of our offerings.
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
•Employee Experience and Wellness. We strive to create employee programs that promote our guiding principles, support employee wellness and enable employees to work productively. Particularly during the COVID-19 pandemic with our global workforce working primarily remotely, supporting and engaging our employees has been our top priority. These efforts include providing access to free wellness resources such as meditation and mental health support, monthly stipends for home Wi-Fi access, a Company-wide “Daily Dose of Team Time” call to foster employee engagement and connection and hosting remote-versions of our annual employee events. We regularly survey our employees to assess wellness and additional support needs.
Other Information
We were incorporated as a Delaware corporation in April 2008 and completed our initial public offering in April 2014. We acquired Get Educated International Proprietary Limited, or GetSmarter, in July 2017, acquired Trilogy in May 2019, and acquired substantially all of the assets of edX in November 2021.
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
Risks Related to COVID-19
•Our business, results of operations, and financial condition have been, and could continue to be, affected by COVID-19.
Risks Related to Our Business Model
•We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.
•Our financial performance depends heavily on our ability to recruit potential students for our offerings, and our ability to do so may be affected by circumstances beyond our control.
•Our business depends heavily on the adoption by colleges and universities of online delivery of their educational offerings.
•To launch a new degree program, we typically must incur significant expense in technology and content development, as well as in marketing and sales to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.
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
•Disruption to or failures of our platform could reduce client and student satisfaction with our offerings and could harm our reputation.
•We face competition from established and emerging companies, which could divert clients or students to our competitors, result in pricing pressure and significantly reduce our revenue.
•If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.
Risks Related to the edX Acquisition and the Combined Company
•We may experience difficulties in integrating the operations of edX into our business and in realizing the expected benefits of the edX Acquisition.
•We have incurred substantial transaction and integration expenses related to the edX Acquisition and expect to incur additional integration expenses related to edX that could negatively impact our financial results and cash flows.
•If students do not expand beyond the free offerings available on our platform, our ability to grow our business and improve our results of operations may be adversely affected.

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
•Activities of the U.S. Congress or DOE could result in adverse legislation or regulatory actions or investigations.
•Our business model, which depends in part on our ability to receive a share of tuition revenue as payment from our university clients, has been validated by a DOE “dear colleague” letter, but such validation is not codified by statute or regulation and may be subject to change.
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
Risk Factors
Risks Related to COVID-19
Our business, results of operations, and financial condition have been, and could continue to be, affected by COVID-19.
The ongoing COVID-19 pandemic and the actions taken by governments, businesses and individuals in response to the pandemic has caused, and continues to cause, significant disruptions to the flow of the economy, significant volatility and uncertainty in the global financial markets and disruptions to the normal operations of many businesses, including ours. Furthermore, as the COVID-19 pandemic continues, new variants of the virus are emerging and many jurisdictions are seeing a resurgence in COVID-19 cases, resulting in governments and businesses implementing additional measures in the interest of public health. As such, we cannot predict, with any degree of certainty, the ultimate duration and severity of the adverse effects of the COVID-19 pandemic and the measures taken in response to the pandemic on the global economy and our business, or the likelihood or frequency of future resurgences of the COVID-19 pandemic or other similar major public health concerns.
In response to the COVID-19 pandemic, we have taken steps to protect and assist our employees, including implementing remote and flexible work policies, limiting non-essential business travel, postponing, cancelling or converting to virtual-only certain industry, analyst and employee events and implementing a vaccine policy for employees.
The COVID-19 pandemic, as well as measures undertaken to contain the spread of COVID-19, including the measures we have taken, has caused disruptions to our business, including volatility in demand for our offerings from students and in student retention rates and fluctuations in marketing costs from period to period. Disruptions and impacts to our business in the future may include, but are not limited to:
•causing one or more of our university clients to file for bankruptcy protection or shut down;
•reducing student demand for our offerings;
•impacting current and prospective university clients’ desire to launch new educational offerings with us;
•impacting collections of accounts receivable;
•impacting our ability to facilitate in-program placements for students in clinical graduate programs;
•impacting student retention rates in our offerings;
•increasing cyberattacks and security challenges as our employees and those of our clients and third-party service providers work remotely from networks that may be less secure;
•impacting the efficiency of our marketing activities;
•creating difficulties or delays in ramping, training and retaining new employees in an effective manner;
•imposing negative physical and mental health impacts on, and resulting unavailability or reduced productivity of, our key executives or other employees as a result of such employees or their family members contracting the virus, being placed in quarantine or self-isolation, being in jurisdictions where travel or other activities remain restricted, or due to prolonged social isolation or distancing measures;
•delaying the anticipated launch dates of our offerings;
•changing our internal controls, policies and procedures due to remote work arrangements, which may result in significant deficiencies or material weaknesses in our internal controls in the preparation of our financial reports and resulting increased costs of controls and compliance oversight activities; and
•harming our business, results of operations and financial condition.
We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and how our business and results of operation will be impacted as the COVID-19 pandemic continues to evolve or subside. As a result, we expect to face difficulty accurately predicting our internal financial forecasts.
The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in this “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material.
Risks Related to Our Business Model
Our limited operating history, and the evolving scope of our offerings, make it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future.
We were incorporated in 2008 and launched our first graduate program in 2009. In July 2017, we acquired GetSmarter and extended our offerings to include premium online executive education programs and in May 2019, we acquired Trilogy and further extended our offerings to include skills-based boot camps. In November 2021, we acquired substantially all of the assets of edX, which expanded our offerings to include open courses and micro-credentials and added a consumer facing marketplace. As a result of our limited operating history, and the evolving scope of our offerings, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of risks and uncertainties. If our assumptions regarding these risks and uncertainties are incorrect or change, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.
We incurred net losses of $194.8 million, $216.5 million and $235.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to expend substantial financial and other resources on technology and production efforts to support a growing number of offerings and our marketing and sales efforts to drive the acquisition of potential students. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we may be unable to achieve and maintain profitability, and the value of our company and our common stock could decline significantly.
Our financial performance depends heavily on our ability to recruit potential students for our offerings, and our ability to do so may be affected by circumstances beyond our control.
Building awareness of our offerings is critical to our ability to recruit prospective students for our university clients’ offerings and generate revenue. A substantial portion of our expenses is attributable to marketing and sales efforts dedicated to attracting potential students to our offerings. Because we generate revenue based on a portion of the tuition and fees that students pay, it is critical to our success that we identify prospective students for our offerings in a cost-effective manner, and that enrolled students remain active in our offerings until graduation or completion.
We have experienced, and may in the future experience, fluctuations in our student enrollments based on a variety of factors. For example, student enrollments have declined, and may decline in the future, due to our university clients changing their admissions standards. In addition, the COVID-19 pandemic has led to significant fluctuations in student enrollment across our offerings and we are unable to predict the impact of the COVID-19 pandemic on student enrollments in the future.
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
•Unsuccessful marketing efforts. We invest substantial resources in developing and implementing data-driven marketing strategies that focus on identifying the right potential student at the right time. These marketing efforts make substantial use of search engine optimization, paid search, social media and custom website development and deployment and we rely on a small number of internet search engines and marketing partners. The effectiveness and cost of our marketing efforts has varied over time and from offering to offering based on economic conditions, competition, advertising prices, offerings type, university client reputation and other factors.
•Damage to university client reputation. Because we often use a university client’s brand in connection with our marketing efforts for their offerings, our university clients’ reputations are critical to our ability to enroll students. Many factors affecting our university clients’ reputations are beyond our control, including ranking among nonprofit educational institutions, internal university matters, changes in university leadership positions and other matters that impact the public perception of our university clients.
•Lack of interest in an offering. We may encounter difficulties attracting students for offerings that are not highly desired or that are relatively new within their fields. Macroeconomic conditions beyond our control may diminish interest in employment in a field, which could contribute to a lack of interest in offerings related to that field.
•Reduced support from our university clients. Our ability to grow our revenue from a particular offering depends on the growth of enrollment in that offering. Our university clients could limit enrollment in certain offerings, cease providing the offerings altogether or significantly curtail or inhibit our ability to promote their offerings, any of which would negatively impact our revenue.
•Our lack of control over our university clients’ admissions standards and admissions decisions for degree programs. Even if we identify prospective students for a degree program, there is no guarantee that our university clients will admit these students to that program. Our university clients retain complete discretion over setting admissions standards and making admissions decisions, and university clients may change admissions standards or inconsistently apply admissions standards.

•Inability to maintain sufficient high-quality content from our partners. Our success depends on our ability to provide students with high-quality learning experiences. For certain of our offerings, including our degree programs, while our clients are primarily responsible for curriculum development our learning design and development experts collaborate with faculty to ensure the final course content is engaging and digestible in an online format. For other offerings, including our open course and micro-credential offerings, our clients are solely responsible for curriculum development and we provide limited self-help resources. If the course content in our offerings is not high-quality and students are dissatisfied with their experience in an offering on our platform or do not find the content of our offerings appealing, they may stop accessing our content. In turn, if clients perceive that our platform lacks an adequate learner audience, clients may be less willing to provide content to offer on our platform, and the experience of students could be further negatively impacted.
•Inability of students to secure funding. Like on-campus college and university students, many of the students in our university clients’ offerings, in particular degree programs and boot camps, rely on the availability of third-party financing to pay for tuition and other costs of their education. This may include federal or private student loans, scholarships and grants, or benefits or reimbursement provided by an employer. Any developments that reduce the availability or increase the cost of financial aid for higher education generally, or for our university clients’ offerings, could impair students’ abilities to meet their financial obligations and could negatively impact future enrollment in our offerings.
•General economic conditions. Student enrollment in our offerings may be affected by changes in global economic conditions, including changes caused by the COVID-19 pandemic. An improvement in economic conditions and, in particular, an improvement in the economic conditions in the U.S. and the U.S. unemployment rate, may reduce demand among potential students for educational services, as they may find adequate employment without additional education. Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor educational opportunities for their employees or discourage existing or potential students from pursuing additional education due to a perception that there are insufficient job opportunities, increased economic uncertainty or other factors.
Our business depends heavily on the adoption by colleges and universities of online delivery of their educational offerings. If we fail to attract new university clients, or if new leadership at existing university clients does not have an interest in continuing or expanding online delivery of their educational offerings, our revenue growth and profitability may suffer.
The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities to provide their offerings online. In particular, to engage new university clients, we need to convince potential university clients, many of which have been educating students only in on-campus programs for hundreds of years, to invest significant time and resources to introduce a new teaching modality. The delivery of online education at leading nonprofit colleges and universities is evolving, but many administrators and faculty members continue to have concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high-quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and online offering of the kind we develop with our university clients may not achieve significant market acceptance. In addition, our university clients have regular turnover in their leadership positions, and there is no guarantee that any new leader will have an interest in continuing or expanding online delivery of the university’s educational offerings. If new leaders at our university clients do not embrace online delivery of educational offerings, we may not be able to add additional offerings with the university client and the university client may attempt to terminate or may not renew their relationship with us.
The market for our offerings may be limited based on the types of nonprofit colleges and universities we target and due to exclusivity provisions in certain of our contracts with university clients. We have agreed to incur, and we may incur in the future, costs to terminate some or all of the exclusivity obligations in certain of our university client contracts.
Certain of our contracts with our university clients limit our ability to enable competitive offerings with other schools. In our Degree Program Segment, we have determined that enabling some of these contractually prohibited competitive programs may be part of our business strategy. We have in the past agreed and may in the future agree with certain university clients to do some or all of the following to reduce or eliminate certain exclusivity obligations: make fixed and contingent cash payments over time, reduce our revenue share over time, and/or make minimum investments in marketing under certain conditions.
In addition, in order to maintain good relations with our university clients, we may decide not to approach certain institutions that our university clients regard as their direct competitors to offer similar programs or courses, even if we are allowed to do so under our contracts. A limited number of our contracts with our university clients include provisions that may result in pricing adjustment in limited circumstances. If we need to incur contingent costs in connection with enabling competitive offerings or if we determine not to approach certain institutions, or if we have to adjust our pricing provisions, our ability to grow our business and achieve profitability would be impaired.
To launch a new degree program, we generally incur significant expense in technology and content development, as well as in marketing and sales to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.
To launch a new degree program, we generally integrate components of our platform with the various student information and other operating systems our university clients use to manage functions within their institutions. In addition, for these degree programs, our content development staff works closely with the university client’s faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process is time-consuming and costly and, under our agreements with our university clients, we are primarily responsible for the significant costs of this effort for most of our degree programs, even before we generate any revenue and there is no guarantee we will ever recoup these costs.
In exchange for the upfront investments we make in our university clients’ degree programs, our university client agreements generally provide that we receive a fixed percentage of the tuition that the university clients receive from the students enrolled in their degree programs. We only begin to recover these upfront costs once students are enrolled and our university clients begin billing students for tuition and fees. The time that it takes for us to recover our investment in a new degree program depends on a variety of factors, primarily our content development costs, student acquisition costs, the rate of growth in student enrollment in the program, and the tuition of the program. We estimate that, on average, it takes approximately three years after signing an agreement with a university client to fully recover our investment in that university client’s new degree program. Because of the lengthy period required to recoup our investment in these new degree programs, unexpected developments beyond our control could occur that result in the university client ceasing or significantly curtailing a degree program before we are able to fully recoup our investment. As a result, we may ultimately be unable to recover the full investment that we make in a new degree program or achieve our expected level of profitability for the degree program.
If new offerings do not scale efficiently and in the time frames we expect, our reputation and our revenue will suffer.
Our continued growth and ability to achieve profitability depends on our and our university clients’ ability to successfully scale newly launched offerings. Our ability to scale new offerings in the time frame we expect has varied over time and from offering to offering. If we are not successful in recruiting potential students for our offerings, it would adversely impact our ability to generate revenue, and our university clients and the students in their offerings could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new offerings, our university clients’ and their students’ experiences may suffer, which could damage our reputation among colleges and universities and their faculty and students and impact our ability to acquire new university clients.
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
In addition, student retention could be compromised by the following factors, many of which are largely outside of our control:
•Lack of support from faculty members in our university clients’ degree programs. It takes a significant time commitment and dedication from our university clients’ faculty members to work with us to develop or to independently develop course content for their degree programs and other courses designed for an online learning environment. Our university clients’ faculty may be unfamiliar with the development and production process, may not understand the time commitment involved, or may otherwise be resistant to changing the ways in which they present the same content in an on-campus class. Our ability to maintain high student retention will depend in part on our ability to convince our university clients’ faculty of the value in the time and effort they will spend developing the course content. Lack of support from faculty could cause the quality of our degree programs to decline, which could contribute to decreased student satisfaction and retention in our Degree Program Segment.
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
If student retention is compromised by any of these factors, it could significantly reduce the revenue that we generate from our offerings, which would negatively impact our return on investment for the particular offering and could compromise our ability to grow our business and achieve profitability.
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
The recent, significant decline in the market price of our common stock could adversely affect our business, results of operations, and financial position.
Our goodwill and other indefinite-lived intangible assets are tested for impairment annually, as of October 1, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below carrying value. We experienced a significant decline in the market price of our common stock subsequent to February 9, 2022 and management is evaluating whether this decline represents a triggering event for assessing the goodwill and indefinite-lived intangible asset balances for impairment in the first quarter of 2022. There is the potential for a non-cash charge in the first quarter of 2022 to recognize impairment losses on some or all of our goodwill and indefinite-lived intangible assets. If it is determined that an impairment loss should be recognized on goodwill or indefinite-lived intangible assets, our business, results of operations, and financial position could be adversely affected.

Risks Related to Our Operations and Our Growth Strategy
Our student acquisition efforts depend in large part upon a limited number of third-party advertising platforms.
Our marketing efforts make substantial use of paid search, social media, search engine optimization and custom website development and deployment and we rely on advertising through a limited number of third-party advertising platforms such as Google, Meta Platforms and LinkedIn, to direct traffic to, and recruit new students for, our offerings. Changes in the way these platforms operate - whether due to changes in law, changes in the practices of mobile operating system providers, or otherwise - or changes in their advertising prices, data use practices, or other terms have impacted the cost and efficiency of our student acquisition efforts in the past and could in the future make marketing our offerings more expensive, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new students on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations and financial condition.
If internet search engines’ methodologies are modified, our search engine optimization capability in connection with our student recruiting efforts could be harmed.
Our search engine optimization capability in connection with our student acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to websites related to our offerings. Our ability to influence the number of visitors directed to these websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. In this respect, we have experienced fluctuations in our search result listings and website traffic based on changes to search engine algorithms, and future algorithm changes by Google or any other search engines could cause the websites for our offerings to receive less favorable placements, which could reduce the number of prospective students who visit these websites and impact our ability to effectively utilize search engine optimization as part of our student acquisition strategies in the long-term. Further, if our competitors’ search engine optimization efforts are more successful than ours, fewer prospective students may be directed to our websites.
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
Our platforms and computer systems store and transmit proprietary and confidential client, student, and company information, which may include personal information of students, prospective students, faculty and employees, that are subject to stringent legal and regulatory obligations. As a technology company, we have faced and continue to face an increasing number of threats to our platforms and computer systems, including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, phishing attacks, ransomware attacks, social engineering attacks, and organized cyberattacks, any of which could breach our security and create a data exfiltration condition and/or disrupt our platform and our clients’ offerings. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems are growing in sophistication, change frequently and generally are not detected until after an incident has occurred. We have experienced, and may in the future experience, an increasing number of cybersecurity threats to our platform and computer systems and to the systems of our third-party service providers and our efforts to maintain the security and integrity of our platform, and the cybersecurity measures taken by our third-party service providers may be unable to anticipate, detect or prevent all attempts to compromise our systems. While there can be no assurances of effectiveness, we have implemented certain safeguards and processes to thwart hackers, and all related activity, and protect the data in our platforms and computer systems. If our, or our third-party service providers’, security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, it could result in the loss or misuse of proprietary and confidential university, student (including prospective student), employee or company information, which could subject us to material liability, or materially interrupt our business, potentially over an extended period of time. Any such event could harm our reputation, adversely affect our ability to attract new clients and students, cause existing clients to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or existing students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all costs, expenses or losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.
Data protection laws in jurisdictions around the world require companies and institutions to notify impacted individuals of data breach incidents, usually in writing. Under the terms of our contracts with our university clients, we would be responsible for the costs of investigating and disclosing data breaches to the university clients’ students, if required by law. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.
Disruption to or failures of our platform could reduce university client and student satisfaction with our offerings and could harm our reputation.
The performance and reliability of our platform is critical to our operations, reputation and ability to attract new university clients, as well as our student acquisition and retention efforts. Our university clients rely on our platform to provide their offerings online, and students access our platform on a frequent basis as an important part of their educational experience. Because our platform is complex and incorporates a variety of hardware and proprietary and third-party software, our platform may have errors or defects that could result in unanticipated downtime for our university clients and students. Web- and mobile- based applications frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our technology and new errors and defects may be detected in the future. In addition, we have experienced and may in the future experience temporary system interruptions to our platform for a variety of reasons, including network failures, power failures, problems with third-party firmware and software updates, as well as an overwhelming number of users trying to access our platform. Any errors, defects, disruptions or other performance problems with our platform could damage our or our university clients’ reputations, decrease student satisfaction and retention and impact our ability to attract new students and university clients. If any of these problems occur, our university clients could attempt to terminate their agreements with us or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our platform could adversely affect our and our university clients’ compliance with applicable regulations and accrediting body standards.
We rely upon Amazon Web Services to host certain aspects of our platform and any disruption of or interference with our use of Amazon Web Services could impair our ability to deliver our platform to clients and students, resulting in client and student dissatisfaction, damage to our reputation, and harm to our business.
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
Our operations depend, in part, on AWS’s abilities to protect their data center hosting facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. The occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform, which would result in harm to our business. In the event of a system failure, the backup systems and disaster recovery services provided by AWS may be insufficient or fail. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability or cause our clients to fail to renew or terminate their contracts, any of which could harm our business.

Our internal information technology systems are critical to our business. System integration and implementation issues could disrupt our operations, which could have a material adverse impact on our business or result in significant deficiencies or material weaknesses in our internal controls.
We rely on the efficient and uninterrupted operation of complex information technology systems, including systems for billing, human resources, enterprise resource planning, and customer relationship management. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our internal information technology systems. To effectively manage this growth, we must commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information-processing technology as well as evolving industry, regulatory, and accounting standards. If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information technology systems, we could have operational disruptions, significant deficiencies, or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports, or suffer other adverse consequences
If the mobile solutions available to our students and clients are not effective, the use of our platform could decline.
Students have been increasingly accessing our offerings and marketplace on mobile devices through our mobile applications in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or our clients may believe that online learning through such mobile devices is not effective. If we are not able to provide our clients with the functionality to deliver a rewarding experience on mobile devices, our ability to attract students to our offerings may be harmed and, consequently, our business may suffer.
As new mobile devices and mobile features are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.
The success of our mobile apps could also be harmed by factors outside our control, such as:
•actions taken by mobile app distributors;
•unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•increased costs in the distribution and use of our mobile apps; or
•changes in mobile operating systems, such as iOS and Android, that degrade functionality of our mobile website or mobile apps or that give preferential treatment to competitive offerings.
If our clients or students encounter difficulty accessing or using, or if they choose not to use, our mobile platform, our growth prospects and our business may be adversely affected.
If we fail to manage our growth effectively, the success of our business model will be compromised.
We have experienced rapid growth in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and may require us to expand personnel on certain teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to manage the growth of our business efficiently, our costs and expenses may increase more than we plan and we may not successfully expand our university client base, enhance our platform, develop new offerings with new and existing university clients, attract a sufficient number of students in a cost-effective manner, satisfy the requirements of our existing university clients, respond to competitive challenges or otherwise execute our business plan. Accordingly, our historical revenue growth rate may not continue in the future.
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
We have in the past acquired and may in the future acquire complementary products, services, technologies or businesses. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control. In addition, we may not be able to identify desirable acquisition targets, may incorrectly estimate the value of an acquisition target or may not be successful in entering into an agreement with any particular target. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment, or new business relationship may result in unforeseen operating difficulties, expenditures and integration challenges including the following:
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

Any of these outcomes could harm our business and operating results. In addition, a significant portion of the purchase price of companies we have acquired and may acquire in the future may be allocated to goodwill and indefinite-lived intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make changes to our operating results based on our impairment assessment process. For example, an interim goodwill impairment test performed in 2019 indicated that the carrying value of Trilogy exceeded its fair value. As a result, we recorded an impairment charge of $70.4 million on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. As of December 31, 2021, our goodwill balance was $834.5 million and indefinite-lived intangible asset was $255.0 million, a significant portion of which relate to the edX Acquisition.
We face competition from established and emerging companies, which could divert clients or students to our competitors, result in pricing pressure and significantly reduce our revenue.
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
In our Alternative Credential Segment, which has a lower barrier to entry, we face increasing competition from other providers of massive open online courses, which directly compete with our open course offerings, but have also expanded their offerings to include certificate offerings, nano-degrees and similar non-degree alternatives. We also face competition from companies that provide corporate training programs and online courses taught outside the university environment (e.g., by experts in various fields). Many of these competitors can also leverage the strength of their consumer facing brands to attract students to their offerings at a low cost.
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
A number of competitive factors could cause us to lose potential client and student opportunities or force us to offer our platform on less favorable economic terms, including:
•competitors may develop service offerings that our potential clients or students find to be more compelling than ours;
•competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in client and student requirements, and devote greater resources to the acquisition of students than we can;
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
For-profit postsecondary institutions, many of which provide course offerings predominantly online, remain under intense regulatory and other scrutiny, which has led to media attention that has portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, exaggerated promises to students, and failure to achieve positive outcomes for students, including the inability to obtain employment in their fields. These allegations have attracted significant adverse media coverage and have prompted ongoing legislative hearings and actions as well as regulatory responses at both the state and federal level. These investigations have focused on specific companies and individuals, and the entire industry in the case of marketing and recruiting practices by for-profit higher education companies. Even though we do not market our platform to for-profit institutions, and have a different business model from them, this negative media attention may nevertheless foster skepticism about online higher education generally and our company specifically. Allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies, even if unfounded, could negatively impact our opportunity to succeed due to increased regulation or decreased demand for our offerings. Our company has been the subject of articles and inquiries by critics of for-profit education models generally, and such critics have advocated for changes in law and regulation at the state and federal level that would be adverse to our business model and have sought information and increased oversight regarding the business practices of online program management companies. Such critics have sometimes compared our business to that of entities that were formally for-profit institutions and that subsequently converted to non-profit status, and the conflation of these newer business models with our own may increase scrutiny of our business by Congress, DOE or other regulatory agencies. Any of these factors could negatively impact our ability to increase our university client base and grow our offerings and our revenue, which would make it difficult to continue to grow our business.
If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.
Our future success is substantially dependent on the continued service of our senior management team. In this respect, our senior management team is heavily involved in the university client identification and sales process, and their expertise is critical in navigating the complex approval processes of large nonprofit colleges and universities. We do not maintain key-person insurance on any of our employees, including our senior management team. The loss of the services of any individual on our senior management team, or failure to find a suitable successor, could make it more difficult to successfully operate our business and achieve our business goals.
Our future success also depends heavily on the retention of our marketing and sales, technology and content development and support teams to continue to attract and retain students, thereby generating revenue for us. In particular, our highly-skilled technology and content development employees provide the technical expertise underlying our technology and technology-enabled services that support our university clients’ offerings and the students enrolled in these offerings. We have experienced intense competition for these employees, and we may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with university clients, loss of expertise or know-how and unanticipated recruitment and training costs.
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
Since 2017, and more recently as a result of the edX Acquisition, we have significantly increased our international operations, including the number of international applicants and students in our offerings. One element of our growth strategy is to continue expanding our international operations and to continue expanding our global student and client base. Our current international operations and future initiatives will involve a variety of risks that could constrain our operations and compromise our growth prospects, including:
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
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including labor and employment, tax, education, privacy and data protection, and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•adverse tax consequences, including liabilities for indirect taxes or the potential for required withholding taxes for our overseas employees;
•terrorist attacks, public health crises, acts of violence or war and adverse environmental conditions;
•a country’s response to the COVID-19 pandemic or economic and political measures taken to contain the spread of COVID-19 as well as any resurgence of the COVID-19 pandemic;
•unstable regional, economic or political conditions; and
•fluctuations in currency exchange rates or restrictions on foreign currency and resulting effects on our revenue and expenses.
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
We engage some individuals classified as independent contractors, not employees, and if U.S. or international regulatory authorities mandate that they be classified as employees, our business would be adversely impacted.
We engage independent contractors and are subject to U.S. and international regulations and guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that our current or former independent contractor classifications are inapplicable. Further, if legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation or reimbursing expenses. In addition, if our independent contractors are determined to have been misclassified as independent contractors, we would incur additional exposure under U.S. and international law, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and our ability to attract and retain other personnel.
We rely on certain third-party providers of software and services integral to the operations of our business.
We rely on software that we license from third parties and services provided by third parties to offer certain components of our technology and services. In addition, we may need to obtain future licenses or services from third parties necessary for the continued provision of our technology and services, which might not be available to us on acceptable terms, or at all. If our agreements with third-party software or services vendors are not renewed or the third-party software or services become obsolete, fail to function properly, are defective or otherwise fail to provide quality service or address our or our clients’ needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or service provider with software or services from alternative providers. Any of these factors could have a material adverse effect on our financial condition, cash flows or results of operations.
Risks Related to the edX Acquisition and the Combined Company
We may experience difficulties in integrating the operations of edX into our business and in realizing the expected benefits of the edX Acquisition.
The success of the edX Acquisition depends in part on our ability to realize the anticipated business opportunities from combining the operations of edX with our business in an efficient and effective manner. Following the closing of the edX Acquisition, we are integrating the edX business with our existing business, which is a complex and time-consuming process. Our failure to meet the challenges involved in successfully integrating the operations of edX or to otherwise realize any of the anticipated benefits of the edX Acquisition, including additional cost savings and synergies, could impair our operations. It is possible that this integration and our efforts to realize the expected benefits of the edX Acquisition could result in material challenges, including, without limitation:
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
•maintaining the reputation and brand of edX, including as a result of the edX business ceasing to be operated by a non-profit entity;
•the possibility of faulty assumptions underlying expectations regarding the integration process or expected synergies;
•inability to realize the expected operating leverage, marketing efficiencies and other strategic benefits anticipated
•inability to maintain and grow the edX enterprise business;
•coordinating geographically separate organizations;
•tax costs, liabilities or inefficiencies;
•additional regulatory scrutiny focused on edX or the combined company; and
•unforeseen expenses associated with the integration of the edX business.
Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could adversely affect our ability to achieve the anticipated benefits of the edX Acquisition and could harm our financial performance. The initial anticipated cost savings, synergies and other benefits of the edX Acquisition assume a successful integration of edX’s operations and are based on projections and other assumptions, which are inherently uncertain. If we are unable to successfully or timely integrate the operations of edX with our business, we may be unable to realize the anticipated benefits resulting from the edX Acquisition, and our business, results of operations and financial condition could be materially and adversely affected. Even if integration is successful, anticipated cost savings, synergies and other benefits may not be achieved. If, among other things, we are unable to achieve the anticipated strategic benefits or synergies, or if the integration costs related to the edX Acquisition are greater than expected, the market price of our common stock may decline. The market price of our common stock also may decline if we do not achieve the perceived benefits of the edX Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the edX Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.
We have incurred substantial transaction and integration expenses related to the edX Acquisition and expect to incur additional integration expenses related to edX that could negatively impact our financial results and cash flows.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the edX Acquisition and associated integration activities. For example, we expect to incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration process. Any expected efficiencies to offset these costs may not be achieved in the near term, or at all.
We do not control and may be unable to predict the future path of the Licensed edX Platform.
Certain of our offerings are hosted on the open source learner management platform that is owned by the non-profit entity that survived the edX Acquisition (the “Licensed Platform”). We do not own the Licensed Platform and we do not control and may be unable to predict the future path of open source technology development of the Licensed Platform, including the ongoing development of open source components used in the Licensed Platform, which could reduce the appeal of our offerings hosted on the Licensed Platform and damage our reputation. If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance the Licensed Platform, we may be unable to meet student or university requirements.
If students do not expand beyond the free offerings available on our platform, our ability to grow our business and improve our results of operations may be adversely affected.
Many of our students initially access the free or audit track of the open courses available on our platform. Our growth strategy depends in part on our ability to persuade those students to enroll in the paid certificate track of the open courses available on our platform or in one of our other degree programs, executive education programs, boot camps or micro-credential courses. If students do not expand beyond free offerings, our ability to grow our business may be adversely affected.
Risks Related to Our Indebtedness and Capital Structure
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2021, we had approximately $960.3 million of indebtedness on a consolidated basis. See Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The Indenture and the Term Loan Agreement contain, and the agreements governing indebtedness we may incur in the future may contain, affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

In addition, we may need to amend agreements that use LIBOR as a benchmark for establishing the rate. On March 5, 2021, the authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of one, three- and six-month LIBOR after June 30, 2023. It is unclear whether new methods of calculating such LIBOR periods will be established such that they continue to exist after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended replacing U.S. dollar LIBOR periods with a newly created term index based on the secured overnight financing rate, commonly referred to as ‘Term SOFR’; provided, that, our Term Loan Agreement, after the cessation of such LIBOR periods, shall use firstly ‘Term SOFR’ plus a customary market adjustment and if Term SOFR is no longer available, overnight SOFR plus a customary market adjustment. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.
Despite current indebtedness levels and existing restrictive covenants, we may still incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.
We may incur significant additional indebtedness in the future under the agreements governing our indebtedness. We will not be restricted under the terms of the Indenture from incurring additional debt. Although the Term Loan Agreement contains, and any future indebtedness may contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions could permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness.
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
The Term Loan Agreement contains a financial covenant that may limit our operational flexibility.
In connection with the edX Acquisition, we entered into the Term Loan Agreement, which requires us to comply with several customary financial and other restrictive covenants, such as maintaining leverage ratios in certain situations, maintaining insurance coverage, and restricting our ability to make certain investments. We are also required to maintain minimum Recurring Revenues (as defined in the Term Loan Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the Maturity Date (as defined in the Term Loan Agreement), which may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions.
This covenant may limit the flexibility of our operations, and failure to meet this financial covenant could result in a default under the Term Loan Agreement. If such a default were to occur, the lenders would have the right to terminate their commitments to provide loans under the Term Loan Agreement and declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a first priority security interest to them, which consists of substantially all our assets. If the debt under the Term Loan Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, financial condition, and results of operations.
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
Provisions in the Notes, Indenture and in the Term Loan Agreement could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the Indenture), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indenture, as well as the Term Loan Agreement, under which a “change of control” is an event of default resulting in acceleration of all indebtedness thereunder, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the if-converted method for calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt security.
We will adopt ASU 2020-06 in the first quarter of 2022, using the modified retrospective basis, effective as of January 1, 2022. Following adoption of this ASU, we will no longer separate the liability and equity components of the Notes on our balance sheet.
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
As of December 31, 2021, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. During the three-year period ended December 31, 2016, we determined that such an ownership change occurred. Absent a subsequent ownership change, however, all of our historical net operating losses should be available. Therefore, the occurrence of the ownership change during the three-year period ended December 31, 2016 is not expected to limit our ability to carry forward historical net operating losses before expiration. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it would harm our future financial statement results by increasing our future tax obligations. We also have net operating loss carryforwards in South Africa and the United Kingdom and there is no guarantee that entities in these countries will generate enough taxable income to fully utilize them.
We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
We may need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings or enhance our platform. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance, all of which may be impacted by the COVID-19 pandemic. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, under our Term Loan Agreement, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.
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
Certain requirements of Title II and Title III of the Americans with Disabilities Act apply to us and our university clients and Section 504 of the Rehabilitation Act of 1974 applies to our university clients that receive federal funding. Further, in the absence of definitive federal rulemaking, the Web Content Accessibility Guidelines 2.1, a set of recommendations and technical standards for making websites accessible to individuals with disabilities published by the World Wide Web Consortium, have become the effective standard for learner-facing aspects of our platform. We may not be successful in ensuring that our offerings and services comply with these changing statutory and regulatory requirements, which could make our solutions less attractive to our clients and students, and we expect to incur ongoing costs of compliance.
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
Activities of the U.S. Congress or Department of Education could result in adverse legislation or regulatory actions or investigations.
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
The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels and other issues, could lead to significant changes in connection with the reauthorization of the HEA or otherwise. These changes may place new or additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at or have an impact upon companies like us that serve higher education. The adoption of any laws or regulations that limit our ability to provide our services to our university clients could compromise our ability to drive revenue through their programs or make our platform less attractive to them. Congress could also enact laws or authorize regulations that require us to modify our practices in ways that could increase our costs, including as a result of new regulatory burdens.
In addition, regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. For example, DOE initiated two new rulemaking processes in 2021 that may impact our partners. While neither proceeding is expected to directly impact our business model, we cannot predict the impact that these and other, future DOE initiatives may have on us, our reputation or operating results.
Our business model, which depends on our ability to receive a share of tuition revenue as payment from our university clients, has been validated by a DOE “dear colleague” letter, but such validation is not codified by statute or regulation and may be subject to change.
Each institution that participates in Title IV programs agrees it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds.” Virtually all of our university clients participate in Title IV Programs.
Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission or enrollment of students, the DOE provided official policy guidance in 2011 permitting tuition revenue-sharing arrangements known as the “bundled services rule.” Our current business model relies in part on the bundled services rule to enter into tuition revenue-sharing agreements with our university clients.
Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a “dear colleague” letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without customary administrative procedural requirements, such as adequate prior notice, that accompany formal agency rulemaking. Although the DCL remains the longstanding policy of the DOE, the bundled services rule could be reviewed, altered or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to how the DCL would be interpreted by a court. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, whether in an action involving our company or our university clients, or in action that does not involve us, could require us to change our business model and renegotiate the terms of many of our university client contracts and could compromise our ability to generate revenue.
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
We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a university client’s program, a university client’s financial charges or the employability of a university client’s program graduates. A violation of this rule, FTC rules or other federal or state regulations applicable to our marketing activities by an employee, subcontractor or agent performing services for university clients could lead to governmental investigations and sanctions, hurt our reputation, result in the termination of university client contracts, require us to pay fines or other monetary penalties or require us to pay the costs associated with indemnifying a university client from private claims or government investigations.
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
The legislative and regulatory framework for privacy and data security is rapidly evolving and likely is to remain uncertain for the foreseeable future. In providing our platform to university clients and in operating our business, we collect and process regulated personal information from students, faculty, prospective students and employees. Our handling of this personal information is subject to a variety of laws and regulations, which have been adopted by federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information. Any failure or perceived failure by us to comply with these privacy laws and regulations or any security incident that results in the unauthorized release or transfer of this personal information in our possession, could result in government enforcement actions, litigation, fines and penalties or adverse publicity, all of which could have an adverse effect on our reputation and business.
Various federal, state and foreign legislative, regulatory or other governmental bodies have adopted laws or regulations concerning privacy, security, data storage and data protection that could materially adversely impact our business. Moreover, much of the personal information we collect and process is regulated by multiple privacy laws across various jurisdictions. For example, the General Data Protection Regulation (“GDPR”), which took effect in May 2018, introduced robust new requirements for the protection of personal data of individuals in the European Union (“EU”) and substantial fines for non-compliance, including fines up to 4% of a Company’s annual global revenue. However, with the withdrawal of the United Kingdom (“UK”) from the EU in 2020, we must also now comply with the local laws of that jurisdiction such as the UK Data Protection Act 2018 and the UK General Data Protection Regulation. This introduces the risk of possible enforcement from a separate data protection authority, with its distinct power to impose substantial fines for non-compliance. As another example, in July 2020, South Africa’s privacy law known as the Protection of Personal Information Act became effective, mandating new requirements for processing of personal information by entities domiciled in South Africa, and our Company must comply with these laws.
We are also subject to evolving EU rules on data transfer, as we may transfer personal data from the European Economic Area to other jurisdictions. The invalidation of the EU-U.S. Privacy Shield framework in July 2020 and introduction of updated Standard Contractual Clauses (SCC) in 2021 for alternative means of cross-border data transfer, introduces additional complexity and risk to our compliance measures.
In the U.S., the California Consumer Privacy Act (“CCPA”) took effect in January 2020. Pursuant to the CCPA, we are required, among other things, to meet certain enhanced notice requirements to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, and provide Californians with other choices related to personal data in our possession. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches.
We also expect that there will continue to be new proposed laws, regulations, rulings and industry standards concerning privacy, security, data storage and data protection in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, rulings and standards may have on our business. For example, the European ePrivacy Directive (Directive 2002/58/EC, as amended by Directive 2009/136/EC), which obliges EU member states to introduce certain national laws regulating privacy in the electronic communications sector, will soon be replaced by the ePrivacy Regulation. As the text of the ePrivacy Regulation is still under development and in draft form, and as further guidance is issued and interpretations of both the ePrivacy Regulation and the GDPR develop, it is difficult to assess the impact of either on our business or operations, but it may require us to modify our data practices and policies. In addition, in 2021 new privacy laws were passed in China, Brazil and other jurisdictions, and many countries are considering updates to their current data protection regulations, including Australia and India.
In the U.S., various states have proposed privacy laws that represent a trend towards stronger privacy protections and greater data transparency. In January 2023, the California Consumer Privacy Act, which includes significant amendments to the CCPA, becomes operative, thereby placing additional obligations on us to protect personal information, to offer enhanced data rights to Californians, and to provide notice regarding our data sharing practices. Likewise, both Colorado and Virginia passed consumer privacy laws in 2021. Without an overarching federal law driving privacy compliance in the U.S., the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state attorneys general.
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
Students typically use a credit or debit card to pay application and enrollment fees and to make tuition payments for the offerings in our Alternative Credential Segment that are not free. We are subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe that we and the payment processing service providers we use are compliant in all material respects with the Payment Card Industry Data Security Standard. However, there is no guarantee that such compliance will be maintained or that compliance will prevent illegal or improper use of our systems that are integrated with our payment processing providers. If we or any of the third-party payment processors we use fail to be in compliance with applicable credit card rules and regulations, we may be required to migrate to an alternate payment processor which could result in transaction downtime during the migration and/or a loss of students and have a material adverse effect on our business, financial condition and results of operations.
We are subject to governmental export, import and sanctions controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale of certain services to U.S. embargoed or sanctioned countries, governments, persons, and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide students access to our platform or could limit our students’ ability to access or use our services in those countries.
Changes in our platform, or future changes in export and import regulations, may prevent our international students from utilizing our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential students internationally. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations, and financial results.
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
•seasonal variation driven by the semester schedules for our university clients’ degree programs and seasonal engagement patterns of students on the edX marketplace, which may vary from year to year;
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
•impairment of goodwill or intangible assets; and
•changes in the prospects of the economy generally, which could alter current or prospective university clients’ or students’ spending priorities or could increase the time it takes us to launch new offerings.

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
Activist shareholders who disagree with the composition of our board of directors, our strategy or the way we are managed may seek to effect change through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by our board of directors and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our board of directors, management and employees and interfere with the execution of our strategic plan. A contested election could also require us to incur substantial legal and public relations fees and proxy solicitation expenses. The perceived uncertainty as to our future direction resulting from activist strategies could also affect the market price and volatility of our common stock.
As described in Part I, Item 3 of this Annual Report on Form 10-K, certain stockholders have initiated class action lawsuits against us and certain of our employees and directors. Our defense against this litigation has caused and will continue to cause us to incur additional expenses and continue to divert management’s attention and resources from our business.
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
•stockholders are not entitled to remove directors other than by a 662/3% vote and only for cause;
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware and the state and federal courts located within the State of Delaware are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees and, in turn, discourage lawsuits against our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court in the State of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers, or other employees to us or our stockholders; any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our bylaws; and any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to any action brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders, or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders, and other employees. Alternatively, if a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our Term Loan Agreement preclude, and the terms of any future debt agreements are likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.
General Risk Factors
Increased scrutiny and changing expectations from investors, customers, employees, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand and reputation may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, access to capital and employee retention.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in Lanham, Maryland, where we occupy approximately 309,000 square feet under a lease that expires in 2028. Our other material properties are 216,000 square feet of leased office space in Cape Town, South Africa, 166,000 square feet of leased office space in Denver, Colorado and 80,000 square feet of leased office space in Brooklyn, New York. All of our material properties are used to support both of our business segments.

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
As of February 25, 2022, there were 46 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock with that of the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index for the five years ended December 31, 2021. The graph assumes that $100 was invested at the close of market on the last trading day of the fiscal year ended December 31, 2016 in the common stock of 2U, Inc., the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation on our common stock is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The data for the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index assumes reinvestments of gross dividends. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.
Comparison of Cumulative Total Return
Through December 31, 2021
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
Item 6.    [Reserved]

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
This section of this Form 10-K does not address certain items regarding the year ended December 31, 2019. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2019, including a year-over-year comparison between the years ended December 31, 2020 and 2019, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality educational opportunities that unlock human potential. In November 2021, we acquired substantially all of the assets of edX Inc. (the “edX Acquisition”), including the edX brand, website and marketplace. As a result of the edX Acquisition, we expanded our digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 42 million registered learners.
Following the completion of the edX Acquisition, we now serve more than 230 top-ranked global universities and other leading institutions, and offer more than 3,600 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
With the edX Acquisition, we are now positioned as one of the world’s most comprehensive free-to-degree online learning platforms. We believe our platform and robust consumer marketplace provide our clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education offerings without the barriers of cost or location.
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
In our Alternative Credential Segment, we provide premium online open courses, executive education programs, technical, skills-based boot camps and micro-credential programs at the undergraduate and graduate levels through relationships with nonprofit colleges and universities and other leading institutions. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings.
COVID-19 Update
The COVID-19 pandemic continues to have widespread impacts on society and the global economy. Our focus remains on ensuring the health and safety of our employees and clients, while ensuring the continuity of our business. We have adapted our business practices to allow our global workforce to continue to work from home on a voluntary basis. In addition, many of our in-person offerings and other campus-based experiences are offered in a virtual format, including the field placement components in certain of our clinical graduate programs. Our course production capabilities allow faculty to record studio-quality asynchronous content remotely.
We continue to closely monitor the impact of the COVID-19 pandemic on our business. The pandemic initially accelerated the need for online learning and training, but has also created new and different demand dynamics in the market. At the beginning of the pandemic, we experienced increased demand from new and existing university clients and students as universities moved classes online. We do not know if the university client and student demand levels we have experienced during the pandemic will continue. More recently, we have seen some of these pandemic-related trends subside in certain areas of our business. We have experienced fluctuations in our student retention rates and in our marketing costs. In particular, our marketing costs were lower earlier in the pandemic and began to increase in the second half of 2021. In addition, during the past year, competition for talent has increased, resulting in higher employee turnover and additional costs to attract and retain employees.
We cannot estimate the impact of COVID-19 on future demand or cost levels or on our business or economic conditions generally, due to numerous uncertainties, including uncertainties regarding the duration or reemergence of the outbreak in various regions, including the potential impact of variants of the virus, actions that may be taken by governmental authorities, future fluctuations in demand and cost levels and labor market conditions. For a discussion of additional risks related to COVID-19, see Part I, Item 1A. “Risk Factors.”
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
•Following the onset of the COVID-19 pandemic, we experienced increased demand for our technology and services from university clients, increased demand for our offerings from students, and a decrease in our marketing costs. Although we believe that the COVID-19 pandemic accelerated the trend towards adoption of online education that was already in process prior to the pandemic, we have recently seen demand and marketing cost fluctuate. We do not know the impact that COVID-19 will have on future demand or cost levels.
•We believe the edX Acquisition will combine our industry-leading marketing capabilities with the edX marketplace will result in a scalable and sustainable marketing advantage and drive marketing cost efficiencies. We are in the early stages of the edX integration. If we are unable to successfully or timely integrate the operations of edX, or if we are unable to realize the anticipated benefits resulting from the edX Acquisition, our results of operations and financial condition could be materially and adversely affected.
Our Business Model and Components of Operating Results
The key elements of our business model and components of our operating results are described below.
Revenue Drivers
In our Degree Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our executive education programs and boot camps. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.
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
Curriculum and Teaching
Curriculum and teaching expense consists primarily of amounts due to universities for licenses to use their brand names and other trademarks in connection with our executive education and boot camp offerings. The payments are based on contractually specified percentages of the tuition and fees we receive from students in those offerings. Curriculum and teaching expense also includes personnel and personnel-related expense for our executive education and boot camp instructional staff.
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

Results of Operations
Consolidated Operating Results
Comparison of Years Ended December 31, 2021 and 2020
The following table presents selected consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Year Ended December 31,
	2021		2020		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$945,682	100.0%	$774,533	100.0%	$171,149	22.1%
Costs and expenses
Curriculum and teaching	130,817	13.8	107,968	13.9	22,849	21.2
Servicing and support	138,548	14.7	125,851	16.2	12,697	10.1
Technology and content development	179,061	18.9	155,949	20.1	23,112	14.8
Marketing and sales	456,096	48.2	390,174	50.4	65,922	16.9
General and administrative	208,598	22.1	173,526	22.4	35,072	20.2
Total costs and expenses	1,113,120	117.7	953,468	123.0	159,652	16.7
Loss from operations	(167,438)	(17.7)	(178,935)	(23.0)	11,497	6.4
Interest income	1,475	0.2	1,354	0.2	121	9.0
Interest expense	(51,222)	(5.4)	(27,317)	(3.5)	(23,905)	87.5
Loss on debt extinguishment	(1,101)	(0.1)	(11,671)	(1.5)	10,570	(90.6)
Other income (expense), net	22,324	2.4	(1,429)	(0.2)	23,753	*
Loss before income taxes	(195,962)	(20.6)	(217,998)	(28.0)	22,036	10.1
Income tax benefit	1,196	0.1	1,514	0.2	(318)	21.1
Net loss	$(194,766)	(20.5)%	$(216,484)	(27.8)%	$21,718	10.0%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the year ended December 31, 2021 increased $171.1 million, or 22.1%, to $945.7 million as compared to $774.5 million in 2020. Revenue from our Degree Program Segment increased $105.6 million, or 21.7%, primarily due to growth in full course equivalent (“FCE”) enrollments of 39,102, or 19.7% and a 1.7% increase in average revenue per FCE enrollment, from $2,456 to $2,497. Revenue from our Alternative Credential Segment increased $65.5 million, or 22.8%, primarily due to a 15.3% increase in average revenue per FCE enrollment, from $3,561 to $4,105, and growth in FCE enrollments of 5,251, or 6.5%.
Curriculum and Teaching. Curriculum and teaching expense increased $22.8 million, or 21.2%, to $130.8 million as compared to $108.0 million in 2020. This increase was primarily due to an increase of $17.4 million for amounts owed to university clients resulting from revenue growth of our offerings in our Alternative Credential Segment. In addition, expense for instructional staff increased $4.0 million to support to higher FCE enrollments.
Servicing and Support. Servicing and support expense increased $12.7 million, or 10.1%, to $138.5 million as compared to $125.9 million in 2020. This increase was primarily due to an $11.5 million increase in personnel and personnel-related expense and a $0.9 million increase in student support costs to serve a greater number of students.
Technology and Content Development. Technology and content development expense increased $23.1 million, or 14.8%, to $179.1 million as compared to $155.9 million in 2020. This increase was primarily due to a $9.7 million increase in depreciation and amortization expense, a $7.4 million increase in expenses to support our platform and software applications, and a $4.9 million increase in personnel and personnel-related expense.
Marketing and Sales. Marketing and sales expense increased $65.9 million, or 16.9%, to $456.1 million as compared to $390.2 million in 2020. This increase was primarily due to a $59.6 million increase in marketing expense and a $4.8 million increase in personnel and personnel-related expense to support our revenue growth.

General and Administrative. General and administrative expense increased $35.1 million, or 20.2%, to $208.6 million as compared to $173.5 million in 2020. This increase was primarily due to a $14.6 million increase in transaction and integration expense, a $12.5 million increase in personnel and personnel-related expense, a $4.1 million increase in professional fees, a $3.5 million increase in provision for credit losses, a $2.7 million increase in depreciation and amortization expense, a $1.7 million increase in restructuring-related expense, and a $1.7 million increase in banking fees. Stockholder activism and litigation-related expense decreased by $5.0 million, primarily due to $5.6 million in legal fees associated with stockholder activism incurred during the year ended December 31, 2020 which did not recur in 2021. This decrease was partially offset by a $0.6 million increase in litigation-related expense.
Net Interest Income (Expense). Net interest expense was $49.7 million and $26.0 million for the years ended December 31, 2021 and 2020, respectively. The net interest expense for the year ended December 31, 2021 was primarily due to interest incurred on our Notes and our $575 million aggregate principal amount of term loan facilities that were issued in June 2021 and amended in November 2021. The net interest expense for the year ended December 31, 2020 was primarily due to interest incurred on our Notes that were issued in April 2020 and our $250 million senior secured term loan facility that was extinguished in April 2020.
Loss on Debt Extinguishment. Loss on debt extinguishment was $1.1 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively. The loss on debt extinguishment for the year ended December 31, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021. The loss on debt extinguishment for the year ended December 31, 2020 was due to the write-off of deferred financing costs and fees paid in connection with the extinguishment of our $250 million senior secured term loan facility in April 2020.
Other Income (Expense), Net. Other income (expense), net was $22.3 million and $(1.4) million for the years ended December 31, 2021 and 2020, respectively. This increase was primarily due to the gain recognized in connection with the sale of our investment in an education technology company.
Income Tax Benefit. For the year ended December 31, 2021, we recognized an income tax benefit of $1.2 million, and our effective tax rate was approximately 0.6%. This income tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles, as well as realization of deferred tax assets in our Alternative Credential Segment. There was also a tax expense recorded to establish a deferred tax liability related to the tax amortization of acquired edX indefinite lived intangibles. For the year ended December 31, 2020, we recognized an income tax benefit of $1.5 million, and our effective tax rate was approximately 0.7%. This tax benefit was due to net operating losses and the reversal of taxable temporary differences of the acquired intangibles in our Alternative Credential Segment. We expect to continue to recognize an income tax benefit for our Alternative Credential Segment to the extent that this segment continues to generate pre-tax losses while carrying a net deferred tax liability. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
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

The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Year Ended December 31,
	2021	2020

	(in thousands)
Net loss	$(194,766)	$(216,484)
Adjustments:
Stock-based compensation expense	97,766	82,042
Other (income) expense, net	(22,324)	1,429
Net interest expense	49,747	25,963
Income tax benefit	(1,196)	(1,514)
Depreciation and amortization expense	108,448	96,469
Loss on debt extinguishment	1,101	11,671
Other*	27,801	16,497
Total adjustments	261,343	232,557
Total segment profitability	$66,577	$16,073

*
Includes (i) transaction and integration expense of $16.9 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively, (ii) restructuring-related expense of $8.5 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $2.4 million and $7.4 million for the years ended December 31, 2021 and 2020, respectively.

Years Ended December 31, 2021 and 2020
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Year Ended December 31,		Period-to-Period Change
	2021	2020	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$592,288	$486,676	$105,612	22%
Alternative Credential Segment	353,394	287,857	65,537	23%
Total revenue	$945,682	$774,533	$171,149	22%

Segment profitability
Degree Program Segment	$126,141	$49,607	$76,534	154%
Alternative Credential Segment	(59,564)	(33,534)	(26,030)	(78)%
Total segment profitability	$66,577	$16,073	$50,504	314%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the years ended December 31, 2021 and 2020.
Degree Program Segment profitability increased $76.5 million, or 154%, to $126.1 million as compared to $49.6 million in 2020. This increase was primarily due to revenue growth of $105.6 million and operational efficiency initiatives.
Alternative Credential Segment profitability decreased $26.0 million, or 78%, to $(59.6) million as compared to $(33.5) million in 2020. This decrease was primarily due to an increase in marketing and sales expense and the the contribution of $11.7 million in operating expense from edX.
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
Average revenue per FCE enrollment represents our weighted-average revenue per course across the mix of courses being offered during a period in each of our operating segments. This number is derived by dividing the total revenue for a period for each of our operating segments by the number of FCE enrollments within the applicable segment during that same period. This amount may vary from period to period depending on the academic calendars of our university clients, the relative growth rates of our degree programs, executive education programs, and boot camps, as applicable, and varying tuition levels, among other factors.
The following table presents the FCE enrollments and average revenue per FCE enrollment in our Degree Program Segment and Alternative Credential Segment for each of the periods indicated.

	Year Ended December 31,
	2021	2020

Degree Program Segment
FCE enrollments	237,245	198,143
Average revenue per FCE enrollment	$2,497	$2,456
Alternative Credential Segment
FCE enrollments	86,084	80,833
Average revenue per FCE enrollment	$4,105	$3,561
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
In the second quarter of 2021, we revised our definition of adjusted EBITDA (loss) to exclude other income (expense), net in connection with the recognition of a gain on the sale of our interest in an education technology company. We believe this change is meaningful to investors because we did not have this activity in prior periods, and as a result, excluding the impact of such a gain in 2021 facilitates a period-to-period comparison of our business. Prior to this revision, our definition of adjusted EBITDA excluded foreign currency gains or losses, which comprised the entirety of our other income (expense), net for all prior periods. The revision to the definition of adjusted EBITDA (loss) had no impact on our reported adjusted EBITDA (loss) for the year ended December 31, 2020.
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

	Year Ended December 31,
	2021	2020

	(in thousands)
Net loss	$(194,766)	$(216,484)
Adjustments:
Stock-based compensation expense	97,766	82,042
Other (income) expense, net	(22,324)	1,429
Net interest expense	49,747	25,963
Income tax benefit	(1,196)	(1,514)
Depreciation and amortization expense	108,448	96,469
Loss on debt extinguishment	1,101	11,671
Other*	27,801	16,497
Total adjustments	261,343	232,557
Adjusted EBITDA	$66,577	$16,073

*
Includes (i) transaction and integration expense of $16.9 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively, (ii) restructuring-related expense of $8.5 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively, and (iii) stockholder activism and litigation-related expense of $2.4 million and $7.4 million for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources
As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $232.9 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of December 31, 2021, the conditions allowing holders of the Notes to convert had not been met and we have the right under the Indenture to determine the method of settlement at the time of conversion, and the Notes, therefore, are classified as a non-current on the consolidated balance sheets. Refer to Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our Notes.
On April 23, 2020, we repaid our $250 million senior secured term loan facility in full (including interest and prepayment premium) and terminated our credit agreement with Owl Rock Capital Corporation. In connection with the extinguishment of our $250 million senior secured term loan facility, we recognized a charge of approximately $11.7 million in the second quarter of 2020.
On June 25, 2020, we entered into a $50 million credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provided for $50 million in revolving loans. In connection with entering into the Term Loan Agreement (as defined below) in June 2021, we terminated our $50 million credit agreement with Morgan Stanley Senior Funding, Inc. Refer to Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
On August 6, 2020, we sold 6,800,000 shares of our common stock to the public. We received net proceeds of $299.8 million, which we use for working capital and other general corporate purposes.
In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (“the Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “Term Loan Facilities”), which have an initial maturity date of December 28, 2024. Loans under this facility bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. We used the proceeds of the Term Loan Facilities to fund a portion of the edX Acquisition and to pay related costs, fees and expenses. On November 4, 2021, we entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facility”) primarily to provide for an incremental facility to us in an original principal amount of $100 million. The proceeds of the Amended Term Loan Facility may be used for general corporate purposes. Refer to Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our Amended Term Loan Facility.
We have financed our operations primarily through payments from university clients and students for our technology and services, the Amended Term Loan Facility, the Notes, and public and private equity financings. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Amended Term Loan Facility, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. We regularly evaluate our liquidity position, debt obligations, and anticipated cash needs, and may consider capital raising and other market opportunities that may be available to us.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the years ended December 31, 2021 and 2020, our capital asset additions were $72.0 million and $72.6 million, respectively.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Year Ended December 31,
	2021	2020

Net cash (used in) provided by operating activities	$(18,074)	$29,604
Net cash used in investing activities	(793,434)	(69,325)
Net cash provided by financing activities	544,860	367,506
Effect of exchange rate changes on cash	(2,309)	1,212
Net (decrease) increase in cash, cash equivalents and restricted cash	$(268,957)	$328,997
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, adjusted for non-cash expense items such as depreciation and amortization expense and stock-based compensation expense.
Net cash used in operating activities increased $47.7 million from net cash provided by operating activities of $29.6 million in 2020 to net cash used in operating activities of $18.1 million in 2021. This increase was the result of a net increase in the use of cash of $80.9 million related to changes in net operating assets and liabilities, partially offset by a decrease of $21.7 million in net loss, and a net increase of $11.6 million in non-cash adjustments.
Net cash used from net changes in operating assets and liabilities increased $80.9 million from net cash provided of $18.4 million in 2020 to net cash used of $62.6 million. This net increase in cash used was primarily due to $42.4 million of net changes in accounts payable, accrued expenses and other liabilities, an increase of $19.7 million in accounts receivable and other receivables as a result of revenue growth, a lower increase in deferred revenue of $16.7 million on a comparative basis to prior year, and an increase of $2.2 million in cash used for prepaid expense and other assets.
Non-cash adjustments increased $11.6 million from $227.7 million in 2020 to $239.3 million in 2021. This net increase was due to an increase of $49.9 million in non-cash adjustments, primarily driven by higher stock-based compensation and depreciation and amortization expense. This increase was partially offset by a $27.8 million gain recognized during 2021, with no corresponding gain in 2020, in connection with the sale of our investment in an education technology company, and a net decrease of $10.6 million in loss on debt extinguishment driven by the 2020 settlement of our $250 million senior secured term loan facility.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $724.1 million from $69.3 million in 2020 to $793.4 million in 2021. This net increase in cash used was primarily due to $761.1 million in use of cash for the 2021 business acquisition of edX and an increase of $3.3 million in cash outflows for property and equipment purchases. These cash uses were partially offset by $38.8 million in proceeds from the sale of investments, including $37.8 million from the sale of our investment in an education technology company completed in 2021.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units and the exercise of stock options.
Net cash provided by financing activities increased $177.4 million from $367.5 million in 2020 to $544.9 million in 2021. This net increase in cash provided was primarily due to the increase of $192.2 million in net proceeds received from long-term debt borrowings, net of payments related to the initial purchaser’s discount, offering expenses, prepayment premium penalty, debt issuance costs, and the cost of the capped call transactions. Refer to Note 9 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our debt. In addition, the net increase in cash provided includes an increase of $2.3 million in cash proceeds received from the exercise of stock options. Cash proceeds were partially offset by an increase of $14.0 million in tax withholding payments associated with the settlement of restricted stock units and an increase of $3.4 million in payments on our long-term debt.
Contractual Obligations and Commitments
The following table summarizes our obligations under the Notes, deferred government grant obligations, non-cancelable operating leases, commitments to certain of our university clients in exchange for contract extensions and various marketing and other rights, and purchase obligations as of December 31, 2021. Future events could cause actual payments to differ from these amounts.

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Term loan facilities*	$43,434	$640,541	$—	$—	$683,975
Convertible senior notes**	8,550	17,100	384,275	—	409,925
Deferred government grant obligations	—	—	—	3,500	3,500
Operating lease obligations	24,200	43,324	35,945	69,674	173,143
Future minimum payments to university clients	1,725	1,250	1,250	1,900	6,125
Purchase obligations***	9,426	12,365	—	—	21,791
Total	$87,335	$714,580	$421,470	$75,074	$1,298,459

*	Amounts represent principal and interest.
**	Amounts represent principal and fixed-rate interest cash payments over the life of the convertible senior notes, including anticipated interest payments that are not recorded on our consolidated balance sheets. Any future settlement of convertible senior notes would impact our cash payments.
***
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
In the first quarter of 2019, we entered into an agreement to make investments in an education technology company of up to $15.0 million, upon demand by the investee. During the second quarter of 2021, we sold our investment in this education technology company and were released from any further obligation to make additional investments.
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
Revenue Recognition, Receivables and Provision for Credit Losses
We generate substantially all of our revenue from contractual arrangements, with either our university clients or students, to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support our offerings.
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
Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our executive education programs and boot camps. Our executive education programs run between two and 16 weeks, while our boot camps run between 12 and 24 weeks. In this segment, our contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the proceeds received, net of any applicable pricing concessions, from the students enrolled and share contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks. These amounts are recognized as curriculum and teaching expenses on our consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment are typically shorter and less restrictive than our contracts with university clients in our Degree Program Segment.
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

Receivables, Contract Assets and Liabilities
Balance sheet items related to contracts consist of accounts receivable, net, other receivables, net and deferred revenue on our consolidated balance sheets. Accounts receivable, net includes trade accounts receivable, which are comprised of billed and unbilled revenue. Our trade accounts receivable balances have terms of less than one year. Accounts receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. Our estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates.
We recognize unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in our Degree Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. Our unbilled revenue represents contract assets.
Other receivables, net are comprised of amounts due under tuition payment plans with extended payment terms from students enrolled in certain of our alternative credential offerings. These plans, which are managed and serviced by third-party providers, are designed to assist students with covering tuition costs after all other student financial assistance and scholarships have been applied. The associated receivables generally have payment terms that exceed one year and are recorded net of any implied pricing concessions, which are determined based on our collections history, market data and any time value of money component. There are no fees or origination costs included in these receivables.
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
Business Combinations
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on our consolidated financial statements from the acquisition date.
The purchase price allocation process requires management to make significant estimates and assumptions, especially with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions, and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.
On November 16, 2021, we completed the edX Acquisition for a preliminary purchase price of $773 million. Refer to Note 3 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding this transaction.
Long-Lived Assets
Amortizable Intangible Assets
Acquired Definite-lived Intangible Assets. We capitalize purchased definite-lived intangible assets, such as software, websites and domains, and amortize them on a straight-line basis over their estimated useful life. Historically, we have assessed the useful lives of these acquired intangible assets to be between three and 10 years.
Capitalized Technology. Capitalized technology includes certain purchased software and technology licenses, direct third-party costs, and internal payroll and payroll-related costs used in the creation of our internal-use software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-

implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our and the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these amounts are amortized using the straight-line method over the estimated useful life of the software, which is generally three to five years.
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
Goodwill and Other Indefinite-lived Intangible Assets
We review goodwill and other indefinite-lived intangible assets for impairment annually, as of October 1, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value.
Goodwill
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
Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result. As of December 31, 2021 and 2020, the goodwill balance was $834.5 million and $415.8 million, respectively. See Note 5 to our Consolidated Financial Statements in Item 8 of Part II of this annual report for more information regarding goodwill.
Based on our quantitative assessment performed during 2019 and the qualitative assessments performed as of October 1 in 2020 and 2021, we believe that the estimated fair values of the reporting units exceeded their carrying values by no less than 10%. It is possible that future changes in our circumstances, including potential impacts from COVID-19, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record impairment charges in the future. Subsequent to year-end and through the date of this filing, we experienced a significant decline in our market capitalization, from $1.5 billion to $0.8 billion. Management is evaluating whether this decline represents a triggering event for assessing the goodwill and indefinite-lived intangible asset balances for impairment in the first quarter of 2022. As of December 31, 2021, the balances of our goodwill and indefinite-lived intangible asset were $834.5 million and $255.0 million, respectively.
Other Indefinite-lived Intangible Assets
Our indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name. Given the timing of the edX Acquisition, we will review this asset for impairment as of October 1, 2022, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of this asset below its carrying value.
Stock-Based Compensation
We provide stock-based compensation awards consisting of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and stock options to employees, directors and consultants. We measure all stock-based compensation awards at fair value as of the grant date. The fair values of RSUs and PRSUs containing performance-based vesting conditions are based on the fair value of our stock on the date of grant. We use a Black-Scholes option pricing model to estimate the fair value of stock option grants and a Monte Carlo valuation model to estimate the fair value of PRSUs containing market-based vesting conditions . We also maintain the 2017 Employee Stock Purchase Plan (the “ESPP”) and estimate the fair value of each purchase right thereunder as of the grant date using a Black-Scholes option pricing model.
The Black-Scholes and Monte Carlo valuation models require the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. For stock option grants, the risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” Under the “simplified method,” the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on the historical volatility of our common stock over the estimated expected life of the stock options. We assume no dividend yield because dividends are not expected to be paid in the near future, which is consistent with our history of not declaring or paying dividends to date.
For PRSUs subject to market-based vesting conditions, the risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of the awards. The expected life is consistent with the performance measurement period of the awards. Expected volatility is based on the historical volatility of our common stock over the estimated expected life. We assume no dividend yield because dividends are not expected to be paid in the near future, which is consistent with our history of not declaring or paying dividends to date. The valuations determined by the Monte Carlo simulation utilize 50,000 future stock prices for us and our peer group. We have chosen this amount for the simulation as to minimize the standard modeling error and believe that the resulting distribution gives a reasonable estimate of the grant date fair value.

For awards subject only to service-based vesting conditions, we recognize stock-based compensation expense on a straight-line basis over the awards’ requisite service period. For awards subject to both service and performance-based vesting conditions, we recognize stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved. For awards subject to both service and market-based vesting conditions, we recognize stock-based compensation expense using an accelerated recognition method over the requisite service period beginning with the date of the grant and ending upon completion of the service period, with stock-based compensation expense being recognized irrespective of the achievement of the market condition. For shares subject to the ESPP, we use the straight-line method to record stock-based compensation expense over the respective offering period.
Refer to Note 12 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our stock-based compensation awards.
Recent Accounting Pronouncements
Refer to Note 2 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the FASB’s recent accounting pronouncements and their effect on us.
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
Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Amended Term Loan Facility. Loans under this facility bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. As of December 31, 2021, borrowings under our Amended Term Loan Facility were $572.4 million. A hypothetical change in interest rates by 100 basis points would not have a material impact on our financial position.
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
For the years ended December 31, 2021 and 2020, our foreign currency translation adjustment was a loss of $6.1 million and a loss of $3.0 million, respectively. For the years ended December 31, 2021 and 2020, we recognized foreign currency exchange losses of $2.5 million and $1.4 million, respectively, included on our consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended December 31, 2021 was 11% and 5% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended December 31, 2020 was 13% and 9% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.

Item 8.    Financial Statements and Supplementary Data

2U, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
2U, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement Schedule II—Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Determination of implied pricing concessions
As discussed in Note14 to the consolidated financial statements, the Company’s Alternative Credential Segment recorded revenue of $353 million for the year ended December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the transaction price in certain contracts with customers of the Alternative Credential Segment includes variable consideration, subject to a constraint, in the form of implied pricing concessions. The Company initially estimates the value of implied pricing concessions, including the effect of the constraint on variable consideration, at contract inception and updates the estimate in each reporting period based on the Company’s own collection history data and market data.
We identified the assessment of the estimated implied pricing concessions as a critical audit matter. Significant auditor judgment was involved in evaluating the reliability of market data and the weighting applied to the Company’s own collection history data and the market data used in estimating the overall rate of implied pricing concessions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the overall rate of implied pricing concessions, including controls related to the reliability of the market data and determination of the weighting applied to the Company’s own collection history data and market data used in the estimate. We evaluated the reliability of the market data by considering the source and nature of the data. We evaluated the reasonableness of the weighting applied to the Company’s own collection history data and market data by performing sensitivity analyses over those inputs and by comparing the Company’s overall rate of implied pricing concessions to data published by certain agencies of the federal government.
Evaluation of acquisition-date fair value of acquired intangible assets
As discussed in Note 3 to the consolidated financial statements, on November 16, 2021, the Company acquired substantially all of the assets of edX, Inc. (edX) in a business combination. As a result of the transaction, the Company acquired trade names and university client relationships as intangible assets with acquisition-date fair value of $255 million and $104 million, respectively.
We identified the evaluation of the initial measurement of the trade names and university client relationships intangible assets acquired in the edX transaction as a critical audit matter. The estimated acquisition-date fair values of these intangible assets were sensitive to changes in significant assumptions used to measure their fair values. Specifically, there was a high degree of subjective auditor judgment involved in evaluating:
•the forecasted revenue growth, forecasted margins on earnings before interest, taxes, depreciation and amortization (EBITDA margins), and the discount rate used to value the trade names
•the forecasted revenue used to value the university client relationships.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process to develop the significant assumptions discussed above. We evaluated the forecasted revenue growth and EBITDA margins used to value the trade names by comparing them to those of the Company’s peers and edX’s historical results. We evaluated the forecasted revenue used to value the university client relationships by comparing it to edX’s historical results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount rate used to value the trade names by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities
•developing an estimate of the fair value of the trade names using the Company’s forecasted cash flows and our independently developed discount rate and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
McLean, Virginia
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
2U, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited 2U, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II—Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company completed the edX Acquisition during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, edX’s internal control over financial reporting associated with 1% of total assets and 1% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of edX, Inc.
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

/s/ KPMG LLP
McLean, Virginia
March 1, 2022

2U, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$232,932	$500,629
Restricted cash	16,977	18,237
Accounts receivable, net	67,287	46,663
Other receivables, net	29,439	1,076
Prepaid expenses and other assets	47,217	38,277
Total current assets	393,852	604,882
Other receivables, net, non-current	21,568	24,332
Property and equipment, net	48,650	52,734
Right-of-use assets	76,841	60,785
Goodwill	834,539	415,830
Intangible assets, net	665,523	312,770
Other assets, non-current	68,033	72,931
Total assets	$2,109,006	$1,544,264
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$166,458	$130,674
Deferred revenue	91,926	75,493
Lease liability	13,985	10,024
Other current liabilities	61,138	21,178
Total current liabilities	333,507	237,369
Long-term debt	845,316	273,173
Deferred tax liabilities, net	1,726	2,810
Lease liability, non-current	98,666	83,228
Other liabilities, non-current	636	6,694
Total liabilities	1,279,851	603,274
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 75,754,663 shares issued and outstanding as of December 31, 2021; 72,451,521 shares issued and outstanding as of December 31, 2020	76	72
Additional paid-in capital	1,735,628	1,646,574
Accumulated deficit	(890,638)	(695,872)
Accumulated other comprehensive loss	(15,911)	(9,784)
Total stockholders’ equity	829,155	940,990
Total liabilities and stockholders’ equity	$2,109,006	$1,544,264
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$945,682	$774,533	$574,671
Costs and expenses
Curriculum and teaching	130,817	107,968	63,270
Servicing and support	138,548	125,851	98,890
Technology and content development	179,061	155,949	115,473
Marketing and sales	456,096	390,174	342,395
General and administrative	208,598	173,526	131,020
Impairment charge	—	—	70,379
Total costs and expenses	1,113,120	953,468	821,427
Loss from operations	(167,438)	(178,935)	(246,756)
Interest income	1,475	1,354	5,800
Interest expense	(51,222)	(27,317)	(13,419)
Loss on debt extinguishment	(1,101)	(11,671)	—
Other income (expense), net	22,324	(1,429)	(707)
Loss before income taxes	(195,962)	(217,998)	(255,082)
Income tax benefit	1,196	1,514	19,860
Net loss	$(194,766)	$(216,484)	$(235,222)
Net loss per share, basic and diluted	$(2.61)	$(3.22)	$(3.83)
Weighted-average shares of common stock outstanding, basic and diluted	74,580,115	67,142,976	61,393,666
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(6,127)	(2,980)	1,710
Comprehensive loss	$(200,893)	$(219,464)	$(233,512)
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	57,968,493	$58	$957,631	$(244,166)	$(8,514)	$705,009
Issuance of common stock in connection with business combination, net of offering costs	4,608,101	5	184,317	—	—	184,322
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	502,795	—	(2,574)	—	—	(2,574)
Exercise of stock options	361,134	—	3,119	—	—	3,119
Issuance of common stock in connection with employee stock purchase plan	123,365	—	3,382	—	—	3,382
Issuance of common stock award	5,221	—	—	—	—	—
Stock-based compensation expense	—	—	51,504	—	—	51,504
Net loss	—	—	—	(235,222)	—	(235,222)
Foreign currency translation adjustment	—	—	—	—	1,710	1,710
Balance, December 31, 2019	63,569,109	63	1,197,379	(479,388)	(6,804)	711,250
Issuance of common stock in connection with a public offering of common stock, net of offering costs	6,800,000	7	299,789	—	—	299,796
Equity component of convertible senior notes, net of issuance costs	—	—	114,551	—	—	114,551
Purchases of capped calls in connection with convertible senior notes	—	—	(50,540)	—	—	(50,540)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,582,362	2	(4,784)	—	—	(4,782)
Exercise of stock options	353,480	—	4,177	—	—	4,177
Issuance of common stock in connection with employee stock purchase plan	146,570	—	3,960	—	—	3,960
Stock-based compensation expense	—	—	82,042	—	—	82,042
Net loss	—	—	—	(216,484)	—	(216,484)
Foreign currency translation adjustment	—	—	—	—	(2,980)	(2,980)
Balance, December 31, 2020	72,451,521	72	1,646,574	(695,872)	(9,784)	940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	2,839,887	4	(18,784)	—	—	(18,780)
Exercise of stock options, net	312,570	—	6,489	—	—	6,489
Issuance of common stock in connection with employee stock purchase plan	150,685	—	3,583	—	—	3,583
Stock-based compensation expense	—	—	97,766	—	—	97,766
Net loss	—	—	—	(194,766)	—	(194,766)
Foreign currency translation adjustment	—	—	—	—	(6,127)	(6,127)
Balance, December 31, 2021	75,754,663	$76	$1,735,628	$(890,638)	$(15,911)	$829,155
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities
Net loss	$(194,766)	$(216,484)	$(235,222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense	25,403	16,267	1,153
Depreciation and amortization expense	108,448	96,469	69,843
Stock-based compensation expense	97,766	82,042	51,504
Non-cash lease expense	18,933	15,153	11,725
Loss on sublease	4,845	—	—
Provision for credit losses	8,036	4,642	1,425
Impairment charge	—	—	70,379
Loss on debt extinguishment	1,101	11,671	—
Gain on sale of investment	(27,762)	—	—
Other	2,515	1,443	1,982
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(31,756)	(17,877)	11,949
Other receivables	(27,001)	(21,148)	(1,354)
Prepaid expenses and other assets	(7,467)	(5,230)	(27,166)
Accounts payable and accrued expenses	21,212	41,959	11,542
Deferred revenue	9,388	26,061	10,014
Other liabilities, net	(26,969)	(5,364)	(29,748)
Net cash (used in) provided by operating activities	(18,074)	29,604	(51,974)
Cash flows from investing activities
Purchase of a business, net of cash acquired	(761,118)	(949)	(388,004)
Additions of amortizable intangible assets	(60,546)	(62,784)	(64,923)
Purchases of property and equipment	(9,788)	(6,517)	(13,421)
Purchase of investments	(1,000)	—	(10,000)
Proceeds from investments	38,818	—	25,000
Advances made to university clients	—	—	(400)
Advances repaid by university clients	200	925	350
Net cash used in investing activities	(793,434)	(69,325)	(451,398)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	299,796	—
Proceeds from debt	569,477	371,681	244,724
Payments on debt	(4,334)	(837)	—
Extinguishment of long-term facility	—	(250,000)	—
Purchases of capped calls in connection with issuance of convertible senior notes	—	(50,540)	—
Prepayment premium on extinguishment of senior secured term loan facility	—	(2,528)	—
Payment of debt issuance costs	(11,575)	(3,419)	(1,953)
Tax withholding payments associated with settlement of restricted stock units	(18,780)	(4,784)	(2,574)
Proceeds from exercise of stock options	6,489	4,177	3,119
Proceeds from employee stock purchase plan share purchases	3,583	3,960	3,382
Payments for acquisition of intangible assets	—	—	(2,180)
Net cash provided by financing activities	544,860	367,506	244,518
Effect of exchange rate changes on cash	(2,309)	1,212	(1,049)
Net (decrease) increase in cash, cash equivalents and restricted cash	(268,957)	328,997	(259,903)
Cash, cash equivalents and restricted cash, beginning of period	518,866	189,869	449,772
Cash, cash equivalents and restricted cash, end of period	$249,909	$518,866	$189,869
See accompanying notes to consolidated financial statements.

2U, Inc.
Notes to Consolidated Financial Statements

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is an online education platform company. The Company’s mission is to expand access to high-quality educational opportunities that unlock human potential.
On November 16, 2021, pursuant to the Membership Interest Purchase Agreement, dated June 28, 2021 (the “Purchase Agreement”), by and among the Company, edX Inc., a Massachusetts nonprofit corporation (“edX Inc.”) and edX LLC (f/k/a Circuit Sub LLC), a Delaware limited liability company and a wholly owned subsidiary of edX Inc. (“edX”), edX Inc. contributed substantially all of its assets to edX and the Company acquired 100% of the outstanding membership interests of edX (the “edX Acquisition”) including the edX brand, website, and marketplace.
As a result of the edX Acquisition, the Company expanded its digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 42 million registered learners. Substantially all of the results of edX’s operations are included in the Alternative Credential Segment.
Following the completion of the edX Acquisition, the Company now serves more than 230 top-ranked global universities and other leading institutions, and offers more than 3,600 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs. The Company expects edX to be the primary brand for its products and services and that edx.org will operate as its global online learning marketplace. Refer to Note 3 for further information about the edX Acquisition.
With the edX Acquisition, the Company is now positioned as one of the world’s most comprehensive free-to-degree online learning platforms. The Company believes its platform and robust consumer marketplace provide clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education offerings without the barriers of cost or location.
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
The Company’s Alternative Credential Segment provides online executive education programs and technical, skills-based boot camps through relationships with nonprofit colleges and universities. Students enrolled in these offerings are generally seeking to reskill or upskill through shorter duration, lower-priced offerings that are relevant to the needs of industry and society. Following the edX Acquisition, we changed the name of our “short courses” in our Alternative Credential Segment to “executive education” to more clearly align with industry terminology.
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the assets, liabilities, results of operations and cash flows of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
The Company has reclassified prior period amounts in the consolidated balance sheets and consolidated statements of cash flows to conform to the current period’s presentation of other receivables. Within the Company’s consolidated balance sheet as of December 31, 2020, the Company reclassified $1.1 million from prepaid expenses and other assets to other receivables, net and $24.3 million from other assets, non-current to other receivables, net, non-current. Within the Company’s consolidated statements of cash flows for the years ended December 31, 2020 and 2019, the Company reclassified $21.1

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
million and $1.4 million, respectively, from changes in prepaid expenses and other assets to changes in other receivables. This reclassification had no impact on the previously reported operating cash flows.
The Company has reclassified certain other prior period amounts in the consolidation statements of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported operating, financing, or financing cash flows.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant items subject to such estimates include, but are not limited to, the measurement of provisions for credit losses, implied price concessions, acquired intangible assets, the recoverability of goodwill and indefinite-lived intangible assets, deferred tax assets, and the fair value of the convertible senior notes. Due to the inherent uncertainty involved in making estimates, particularly in light of the COVID-19 pandemic, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Revenue Recognition, Receivables and Provision for Credit Losses
The Company generates substantially all of its revenue from contractual arrangements, with either its university clients or students, to provide a comprehensive platform of tightly integrated technology and technology-enabled services that support its offerings.
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
The Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, the Company’s executive education programs and boot camps. The Company’s executive education programs run between two and 16 weeks, while boot camps run between 12 and 24 weeks. In this segment, the Company’s contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. The Company recognizes the proceeds received, net of any applicable pricing concessions, from the students enrolled and shares contractually specified amounts received from students with the

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
associated university client, in exchange for licenses to use the university brand name and other university trademarks. These amounts are recognized as curriculum and teaching expenses on the Company’s consolidated statements of operations and comprehensive loss. The Company’s contracts with university clients in this segment are typically shorter and less restrictive than the Company’s contracts with university clients in the Degree Program Segment.
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
Receivables, Contract Assets and Liabilities
Balance sheet items related to contracts consist of accounts receivable, net, other receivables, net, and deferred revenue on the Company’s consolidated balance sheets. Accounts receivable, net includes trade accounts receivable, which are comprised of billed and unbilled revenue. The Company’s trade accounts receivable balances have terms of less than one year. Accounts receivable, net is stated at amortized cost net of provision for credit losses. The Company’s methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. The Company’s estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates.
The Company recognizes unbilled revenue when revenue recognition occurs in advance of billings. Unbilled revenue is recognized in the Degree Program Segment because billings to university clients do not occur until after the academic term has commenced and final enrollment information is available. The Company’s unbilled revenue represents contract assets.
Other receivables, net are comprised of amounts due under tuition payment plans with extended payment terms from students enrolled in certain of the Company’s alternative credential offerings. These plans, which are managed and serviced by third-party providers, are designed to assist students with covering tuition costs after all other student financial assistance and scholarships have been applied. The associated receivables generally have payment terms that range from 12 to 42 months and are recorded net of any implied pricing concessions, which are determined based on our collections history, market data and any time value of money component. There are no fees or origination costs included in these receivables.
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
Marketing and Sales Costs
The Company’s marketing and sales costs relate to activities to attract students to offerings across both of the Company’s segments. This includes the cost of Search Engine Optimization, Search Engine Marketing and Social Media Optimization, as well as personnel and personnel-related expense for the Company’s marketing and recruiting teams. For the years ended December 31, 2021, 2020 and 2019, expense related to the Company’s marketing and advertising efforts of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company provides stock-based compensation awards consisting of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and stock options to employees, directors and consultants. The Company measures all stock-based compensation awards at fair value as of the grant date. The fair values of RSUs and PRSUs containing performance-based vesting conditions are based on the fair value of the Company’s stock on the date of grant. The Company uses a Monte Carlo valuation model to estimate the fair value of PRSUs containing market-based vesting conditions and uses a Black-Scholes option pricing model to measure the fair value of stock option grants. The Company also maintains the 2017 Employee Stock Purchase Plan (the “ESPP”) and estimates the fair value of each purchase right thereunder as of the grant date using a Black-Scholes option pricing model.
For awards subject only to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the awards’ requisite service period. For awards subject to both service and performance-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved. For awards subject to both service and market-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method over the requisite service period beginning with the date of the grant and ending upon completion of the service period, with stock-based compensation expense being recognized irrespective of the achievement of the market condition. The Company accounts for forfeitures as they occur. For shares subject to the ESPP, the Company uses the straight-line method to record stock-based compensation expense over the respective offering period.
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
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, determines the amount of benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur if the Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations and comprehensive loss.

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
Fair Value Measurements
The carrying amounts of certain assets and liabilities, including cash and cash equivalents, receivables, advances to university clients, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short-term nature.
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than than the Company’s convertible senior notes, each approximated their fair values as of December 31, 2021 and 2020. Refer to Note 9 for more information regarding the Company’s convertible senior notes.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
Amortizable Intangible Assets
Acquired Definite-lived Intangible Assets.    The Company capitalizes purchased intangible assets, such as software, websites and domains, and amortizes them on a straight-line basis over their estimated useful life. Historically, the Company has assessed the useful lives of these acquired intangible assets to be between three and 10 years.
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
The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, the Company capitalizes internal payroll and payroll-related expenses incurred to create and produce videos and other digital content utilized in the university clients’ offerings for delivery via the Company’s online learning platform. Capitalization ends when content has been fully developed by both the Company and the university client, at which time amortization of the capitalized content development begins. The capitalized costs for each offering are recorded on a course-by-course basis and included in intangible assets, net on the Company’s consolidated balance sheets. These costs are amortized using the straight-line method over the estimated useful life of the respective course, which is generally four to five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by faculty members for similar on-campus offerings.
Evaluation of Long-Lived Assets
The Company reviews long-lived assets, which consist of property and equipment, capitalized technology, capitalized content development and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to assess the recoverability of the capitalized technology and content development, the amounts are grouped by the lowest level of independent cash flows. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. The Company’s impairment analysis is based upon cumulative results and forecasted performance.
Non-Cash Long-Lived Asset Additions
The Company had non-cash capital asset additions of $1.8 million and $3.3 million in property and equipment, during the years ended December 31, 2021 and 2020, respectively.
Goodwill and Other Indefinite-lived Intangible Assets
The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, as of October 1, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
Goodwill
Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s goodwill balance relates to its acquisitions of GetSmarter in July 2017, Trilogy in May 2019 and edX in November 2021. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially assesses qualitative factors to determine if it is necessary to perform a quantitative goodwill impairment review. The Company reviews goodwill for impairment using a quantitative approach if it decides to bypass the qualitative assessment or determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on a qualitative assessment. Upon completion of a quantitative assessment, the Company may be required to recognize an impairment based on the difference between the carrying value and the fair value of the reporting unit.
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
Based on the Company’s quantitative assessment performed during 2019 and the qualitative assessments performed as of October 1 in 2020 and 2021, the Company believes that the estimated fair values of the reporting units exceeded their carrying values by no less than 10%. It is possible that future changes in the Company’s circumstances, including potential impacts from COVID-19, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the Company’s reporting units, could require the Company to record additional impairment charges in the future.
Other Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name. Given the timing of the edX Acquisition, the Company will review this asset for impairment as of October 1, 2022, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of this asset below its carrying value.
Equity Interests
As of December 31, 2020, the Company had a $10.0 million investment in an education technology company recorded within other assets, non-current on the consolidated balance sheets. This investment did not have a readily determinable fair value, and was accounted for as a cost method investment, which was subject to fair value remeasurement upon the occurrence of an observable event. During the second quarter of 2021, the Company sold its investment in this education technology company and recorded a gain on sale of $27.8 million. Refer to Note 7 for further information.
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
Recent Accounting Pronouncements
In October 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-10, Codification Improvements. The amendments in this ASU affect a wide variety of topics in the Accounting Standards Codification by either clarifying the codification or correcting unintended application of guidance. The amendments do not change U.S. GAAP and, therefore, are not expected to result in a significant change in current accounting practice. The Company adopted this ASU on January 1, 2021. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.
In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires companies to apply ASC Topic 606 to recognize and measure contract assets and contract liabilities with customers acquired in a business combination, which creates an exception to the general recognition principle in ASC Topic 805. In addition, the guidance clarifies that companies should apply the definition of a performance obligation in ASC Topic 606 when recognizing contract liabilities assumed in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those years. Early adoption is permitted. The Company adopted the standard in the fourth quarter of 2021, effective January 1, 2021. Adoption of this standard is reflected in the preliminary purchase price allocation of the edX Acquisition. Refer to Note 3 for further information about the edX Acquisition.
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
The Company will adopt this ASU on a modified retrospective basis in the first quarter of 2022, effective as of January 1, 2022. The Company expects that the adoption of this ASU will have a material effect on the Company’s consolidated

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
2.    Significant Accounting Policies (Continued)
financial statements. Although the Company continues to evaluate the effect of the ASU on the Company’s consolidated financial statements, the adoption of this ASU is expected to result in an increase in long-term debt of approximately $81.7 million to reflect the full principal amount of the Notes outstanding, net of issuance costs, a reduction of approximately $114.6 million to additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the Notes, a reduction in deferred tax liabilities of approximately $22.1 million, and a cumulative-effect adjustment to opening accumulated deficit of $32.8 million. After the adoption of this ASU, the Company’s interest expense will be reduced as there will not be any further amortization of the debt discount due to the derecognition of the equity component that represents the value of the conversion option on the issuance date of the Notes. In addition, adoption of this ASU requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effective is more dilutive. No impact to the number of potentially dilutive shares is expected upon adoption. Adoption of this standard is not expected to impact the Company’s liquidity or cash flows.
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
3.    Business Combination
On November 16, 2021, the Company completed its acquisition of edX pursuant to a Membership Interest Purchase Agreement, dated as of June 28, 2021 (the “Purchase Agreement”). The total preliminary purchase price was $773.0 million in cash consideration, of which $23.0 million was distributed to an escrow account to satisfy indemnification claims and purchase price adjustments, as applicable. The preliminary purchase price is subject to customary adjustments based on, among other things, the finalization of working capital as of the closing date. The Company recorded $14.8 million and $0.3 million of acquisition costs in general and administrative expense related to this acquisition during the years ended December 31, 2021 and 2020, respectively.
The transaction was accounted for under the acquisition method of accounting and revenue of $5.2 million and operating expense of $14.4 million have been included in the Company’s consolidated statement of operations since the date of acquisition.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to edX’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 16, 2021. The

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

3.    Business Combination (Continued)
allocation of the preliminary purchase price is pending the finalization of the acquired company’s working capital as of the closing date and the finalization of the fair value of acquired deferred revenue and other liabilities, deferred income tax assets and liabilities, and assumed non-income tax liabilities.
The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

	Estimated Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$11,901
Accounts receivable		6,608
Prepaid expenses and other assets		11,379
Property and equipment, net		529
Right-of-use assets		2,868
Other assets, non-current		572
Accounts payable and accrued expenses		(17,024)
Deferred revenue		(20,264)
Lease liability		(2,868)
Other liabilities		(32,934)
Intangible assets:
Developed technology	3	15,400
University client relationships	10	104,000
Enterprise client relationships	10	14,300
Trade names	indefinite	255,000
Goodwill		423,552
		$773,019
Of the total preliminary purchase price, the Company allocated $255.0 million and $133.7 million to indefinite-lived intangibles and definite-lived intangibles, respectively. The estimated values of the definite-lived intangibles is being amortized on a straight-line basis over the estimated useful lives. The methodologies utilized to determine the estimated fair values of the acquired intangible assets are Level 3 measurements.
The acquired indefinite-lived intangible asset represents the established edX trade name that we expect to be the primary brand for the Company’s marketplace, educational offerings and services. Acquired client relationships represent agreements with existing clients as of the acquisition date. The fair values of the trade name and the client relationships were determined using the discounted cash flow method. Under this method, the Company’s significant assumptions and estimates included expected future cash flows and the weighted-average cost of capital.
The acquired developed technology represents technology that had reached technological feasibility and for which development had been completed as of the date of the Acquisition. The Company utilized the relief-from-royalty valuation method to value the acquired technology. Under this method, the Company’s significant assumptions and estimates included an estimated market royalty rate, remaining useful life, future revenue, and a rate of return utilized in the determination of a discounted present value.
The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and operating synergies anticipated upon the integration of the operations of the Company and edX. The goodwill is expected to be deductible for tax purposes. Refer to Note 5 for details.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

3.    Business Combination (Continued)
The Company’s unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the date indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the years ended December 31, 2021 and and 2020, as if the acquisition of edX had occurred on January 1, 2020.

	Year Ended December 31,
	2021	2020
	(in thousands)
Pro forma revenue	$985,016	$818,700
Pro forma net loss	$(273,889)	$(323,277)
Pro forma net loss per share, basic and diluted	$(3.67)	$(4.81)
4.    Property and Equipment, Net
The following table presents the components of property and equipment, net on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2021	December 31, 2020
	(in thousands)
Computer hardware	$9,454	$9,053
Furniture and office equipment	16,739	18,041
Leasehold improvements	57,972	58,443
Leasehold improvements in process	5,667	2,184
Total	89,832	87,721
Accumulated depreciation and amortization	(41,182)	(34,987)
Property and equipment, net	$48,650	$52,734
Depreciation expense of property and equipment was $12.5 million, $13.4 million and $11.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
5.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill on the Company’s consolidated balance sheets for the periods indicated.

	Alternative Credential Segment	Unassigned Goodwill	Total
	(in thousands)
Balance as of December 31, 2019	$418,350	$—	$418,350
Foreign currency translation adjustments and other	(2,520)	—	(2,520)
Balance as of December 31, 2020	415,830	—	415,830
Goodwill recognized in connection with business combination*	—	423,552	423,552
Foreign currency translation adjustments	(4,843)	—	(4,843)
Balance as of December 31, 2021	$410,987	$423,552	$834,539

*	See Note 3 for a discussion of the Acquisition.
The Acquisition was completed within close proximity of the Company’s year end and, as a result, the assignment of the preliminary goodwill balance of $423.6 million to the Company’s reporting units has not been completed as of

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

5.    Goodwill and Intangible Assets (Continued)
December 31, 2021. This preliminary goodwill balance will be assigned to the relevant reporting units in advance of the Company’s next annual goodwill impairment test that will be performed as of October 1, 2022, or earlier, in the event of a triggering event for assessing the goodwill balance for impairment.
The Company experienced a sustained decline in its stock price during the third quarter of 2019, which management deemed a triggering event that required the Company to perform an interim goodwill impairment test as of September 1, 2019. The Company’s test relied in part on the work of an independent valuation firm engaged to provide inputs as to the fair value of the reporting units and to assist in the related calculations and analysis. The results of the interim impairment test indicated that the carrying value of the boot camp business acquired in 2019 within the Company’s Alternative Credential Segment exceeded the fair value by $70.4 million. The decrease in this reporting unit’s fair value was primarily due to lower expectations of future performance due to the impact of changes in key management as well as an increased focus in integrating the operations of the newly acquired reporting unit, which impacted the estimated operating cash flows. As a result, the Company recorded an impairment charge of $70.4 million on the consolidated statements of operations and comprehensive loss in the third quarter of 2019. For purposes of testing the Company’s goodwill for impairment, fair value measurements were determined primarily using a weighted combination of the income-based and market-based approaches. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section of Note 2. These inputs included the Company’s expectations about future revenue growth, profitability, income tax rates, cash flows and the rate at which cash flows should be discounted, in order to determine this fair value estimate. The primary input used in the market-based approach was publicly-available data on the financial ratios of the Company’s competitors. The carrying amount of goodwill in the Alternative Credential Segment included accumulated impairment charges of $70.4 million as of both December 31, 2021 and 2020.
The following table presents the components of intangible assets, net on the Company’s consolidated balance sheets as of each of the dates indicated.

		December 31, 2021			December 31, 2020
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Definite-lived intangible assets
Capitalized technology	3-5	$199,766	$(112,357)	$87,409	$165,254	$(75,822)	$89,432
Capitalized content development	4-5	243,687	(125,599)	118,088	208,170	(88,168)	120,002
University client relationships	9-10	211,680	(34,995)	176,685	109,498	(23,376)	86,122
Enterprise client relationships	10	14,300	(179)	14,121	—	—	—
Trade names and domain names	5-10	27,161	(12,941)	14,220	26,697	(9,483)	17,214
Total definite-lived intangible assets		696,594	(286,071)	410,523	509,619	(196,849)	312,770

Indefinite-lived intangible assets
Trade names	indefinite	255,000	—	255,000	—	—	—
Total indefinite-lived intangible assets		255,000	—	255,000	—	—	—

Total intangible assets, net		$951,594	$(286,071)	$665,523	$509,619	$(196,849)	$312,770
The amounts presented in the table above include $46.3 million and $38.6 million of in process capitalized technology and content development as of December 31, 2021 and December 31, 2020, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

5.    Goodwill and Intangible Assets (Continued)
The Company recorded amortization expense related to amortizable intangible assets of $95.9 million, $83.1 million and $58.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of December 31, 2021.

Future Amortization Expense
(in thousands)
2022	$90,116
2023	75,153
2024	59,615
2025	35,305
2026	24,291
Thereafter	79,734
Total	$364,214

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
6.    Other Balance Sheet Details
Prepaid expenses and other assets
As of December 31, 2021 and 2020, the Company had balances of $23.0 million and $14.0 million, respectively, of prepaid assets within prepaid expenses and other assets on the consolidated balance sheet.
Other Assets, Non-current
As of December 31, 2021 and 2020, the Company had balances of $7.0 million and $6.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $2.4 million, $1.3 million, and $0.3 million of such amortization for the years ended December 31, 2021, 2020, and 2019, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2021	December 31, 2020
	(in thousands)
Accrued university and instructional staff compensation	$36,806	$27,371
Accrued marketing expenses	26,469	24,682
Accrued transaction, integration and restructuring-related expenses	4,072	3,492
Accrued compensation and related benefits	49,143	52,820
Accounts payable and other accrued expenses	49,968	22,309
Total accounts payable and accrued expenses	$166,458	$130,674
Other Current Liabilities
As of December 31, 2021, the Company had a balance of $21.9 million within other current liabilities on the consolidated balance sheet, which represents proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to associated university client.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 27, 2020 through December 31, 2020. In addition, the CARES Act provides eligible employers with an employee retention tax credit for employees whose services were impacted by COVID-19. As of December 31, 2021, the amount of payroll taxes subject to deferred payment, net of employee retention tax credits of $0.5 million, was approximately $5.0 million. The balance is recorded within other current liabilities on the consolidated balance sheet.

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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s board of directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss. On August 5, 2021, the court largely denied the defendants’ motion to dismiss. On February 18, 2022, the court stayed discovery until April 19, 2022, pending mediation. The Company believes that the claims are without merit, and it intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Stockholder Derivative Suits
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. On January 5, 2022, the court entered a joint stipulation staying the case for sixty days. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and the Company’s board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. On January 5, 2022, the court entered a joint stipulation staying the case for sixty days. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On November 30, 2020, Leo Shumacher filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer, and the Company’s board of directors in the Court of Chancery of

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

7.    Commitments and Contingencies (Continued)
the State of Delaware, with docket number 2020-1019-AGB. The complaint alleges claims for breaches of fiduciary duty and unjust enrichment, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On January 6, 2021, the court entered a joint stipulation staying the case pending resolution of the securities class action. On January 10, 2022, the court entered a joint stipulation staying the case for sixty days. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
The following table presents the estimated future minimum payments due to university clients as of December 31, 2021.

Future Minimum Payments
(in thousands)
2022	$1,725
2023	625
2024	625
2025	625
2026	625
Thereafter	1,900
Total future minimum payments to university clients	$6,125
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

8.    Leases (Continued)
In October 2020, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in the United States. As of December 31, 2021, this sublease was classified as an operating lease and had a remaining term of 1.8 years, with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated head lease.
In August 2021, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in Denver, Colorado, as part of its overall real estate management strategy. As of December 31, 2021, this sublease was classified as an operating lease and had a remaining term of 2.9 years with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated master lease. In connection with the execution of this agreement, the Company recognized a loss on sublease of $4.8 million in the third quarter of 2021.
The following table presents the components of lease expense on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease expense	$18,933	$15,153
Short-term lease expense	185	362
Variable lease expense	6,279	5,837
Sublease income	(489)	(36)
Total lease expense	$24,908	$21,316
As of December 31, 2021, for the Company’s operating leases, the weighted-average remaining lease term was 7.7 years and the weighted-average discount rate was 11.2%. For the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $21.7 million and $17.3 million, respectively. For the years ended December 31, 2021 and 2020, lease liabilities arising from obtaining right-of-use assets were $28.0 million and $26.7 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $4.4 million in aggregate.

December 31, 2021
(in thousands)
2022	$24,200
2023	21,789
2024	21,535
2025	17,716
2026	18,229
Thereafter	69,674
Total lease payments	173,143
Less: imputed interest	(60,492)
Total lease liability	$112,651
As of December 31, 2021, the Company had additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $5.8 million. Each of these operating leases will commence during the fiscal year ending 2022 and have lease terms of approximately 8 years.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt
The following table presents the components of outstanding long-term debt on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2021	December 31, 2020
	(in thousands)
Term loan facilities	$572,374	$—
Convertible senior notes	380,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	4,423	1,343
Less: unamortized debt discount and issuance costs	(107,777)	(111,043)
Total debt	852,520	273,800
Less: current portion of long-term debt	(7,204)	(627)
Total long-term debt	$845,316	$273,173
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “Notes”), which had an estimated fair value of $403.3 million and $616.6 million as of December 31, 2021 and 2020, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
The Company’s cash interest payments, net of amounts capitalized, were $25.5 million, $10.8 million and $5.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The associated effective interest rate of the Amended Term Loan Facility for the year ended December 31, 2021 was approximately 7.56% and the associated interest expense was approximately $19.5 million.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt (Continued)
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
Credit Agreement
On June 25, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provided for $50 million in revolving loans (the “Loans”). The Credit Agreement allowed for incremental borrowings from time to time in an aggregate amount for all such incremental amounts not to exceed (i) the lesser of (x) $50 million and (y) an amount such that the aggregate principal amount of the lenders’ commitments under the revolving credit facility does not exceed $100 million, plus (ii) certain specified prepayments of indebtedness, plus (iii) an unlimited amount subject to satisfaction of a leverage ratio based compliance test.
The Loans bore interest, at the Company’s option, at variable rates based on (i) a customary base rate plus an applicable margin of 2.75% or (ii) an adjusted LIBOR rate (with a floor of 0.00%) for the interest period relevant to such borrowing plus an applicable margin of 3.75%. In connection with entering into the Term Loan Agreement in June 2021, the Company terminated the Credit Agreement and recognized a loss on debt extinguishment of $1.1 million in connection with the write-off of previously capitalized deferred financing costs and associated fees.
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
The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The interest expense related to the Notes, including amortization of the debt discount and debt issuance costs, was $30.9 million and $19.8 million for the years ended December 31, 2021 and 2020, respectively. The associated effective interest rate of the Notes was approximately 11.0% for each of the years ended December 31, 2021 and 2020.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt (Continued)
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 10.3%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option, excluding debt issuance costs, was $117.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated debt issuance costs of $7.2 million and $3.2 million to the debt and equity components, respectively. The excess of the principal amount of the liability component over its carrying amount, inclusive of debt issuance costs, represents the debt discount, which is amortized to interest expense at an annual effective interest rate over the contractual term of the Notes. As of December 31, 2021 and 2020, the unamortized debt discount was $88.7 million and $111.0 million, respectively, and the net carrying amount of the liability component of the Notes was $291.3 million and $269.0 million.
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
The initial conversion rate for the Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the Notes for redemption or the holders of the Notes electing to convert their Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. As of December 31, 2021, the if-converted value of the Notes did not exceed the principal amount.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt (Continued)
As of December 31, 2021, the conditions allowing holders of the Notes to convert had not been met and the Company has the right under the Indenture to determine the method of settlement at the time of conversion, and the Notes, therefore, are classified as a non-current on the consolidated balance sheets.
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
The interest expense related to these loans for the years ended December 31, 2021 and 2020 was immaterial. As of December 31, 2021 and 2020, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.5 million and $0.4 million, respectively.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2021, the Company has entered into standby letters of credit totaling $16.2 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
9.    Debt (Continued)
Future Principal Payments
Future principal payments under the Amended Term Loan Facility, the Notes, and the government grants, as of the date indicated are as follows:

December 31, 2021
(in thousands)
2022	$5,753
2023	5,753
2024	560,869
2025	380,000
2026	—
Thereafter*	3,500
Total future principal payments	$955,875

*	Amounts represent conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.
10.    Other Income (Expense)
The following table presents the components of other income (expense) on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Other income (expense):
Gain on sale of investment	$27,762	$—	$—
Foreign currency loss	(2,491)	(1,429)	(707)
Other	(2,947)	—	—
Total	$22,324	$(1,429)	$(707)
During the year ended December 31, 2021, the Company recorded a gain of $27.8 million on the sale of its interest in an education technology company. Refer to Note 7 for further information.
11.    Income Taxes
The following table presents the components of loss before income taxes on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Loss before income taxes:
United States	$(172,856)	$(204,522)	$(239,629)
Foreign	(23,106)	(13,476)	(15,453)
Total	$(195,962)	$(217,998)	$(255,082)

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
11.    Income Taxes (Continued)
The following table presents the components of the income tax benefit (provision) on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax (provision) benefit:
United States federal and state	$(240)	$(347)	$(97)
Foreign	(636)	(249)	3
Total current income tax provision	$(876)	$(596)	$(94)

Deferred income tax (provision) benefit:
United States federal and state	$(389)	$—	$17,459
Foreign	2,461	2,110	2,495
Total deferred income tax benefit	$2,072	$2,110	$19,954

Total income tax benefit	$1,196	$1,514	$19,860
The following table presents a reconciliation between the Company’s statutory federal income tax rate and the effective tax rate for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	4.4	5.0	4.2
Foreign tax rate differential	0.1	0.3	0.2
Non-deductible expenses	(0.4)	(0.4)	(0.7)
Non-deductible compensation	(6.7)	(2.0)	(0.4)
Stock-based compensation	6.7	0.7	0.5
Change in valuation allowance	(26.5)	(23.9)	(10.9)
Change in tax rate	1.0	0.1	—
Non-deductible impairment	—	—	(5.8)
Other	1.0	(0.1)	(0.3)
Effective tax rate	0.6%	0.7%	7.8%

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
11.    Income Taxes (Continued)
The following table presents the significant components of deferred tax assets and liabilities on the Company’s consolidated balance sheets as of each of the dates indicated.

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$12,095	$8,772
Accrued compensation and related benefits	10,285	12,552
Property and equipment	100	—
Stock-based compensation	21,729	18,811
Deferred income	2,096	1,113
Lease liability	24,463	24,775
Interest expense carryforwards	12,868	5,393
Foreign net operating loss carryforwards	6,981	3,499
U.S. net operating loss carryforwards	208,585	186,089
Valuation allowance	(190,779)	(137,767)
Total deferred tax assets	$108,423	$123,237
Deferred tax liabilities:
Prepaid expenses and other	$(322)	$(197)
Property and equipment	—	(1,684)
Right-of-use assets	(15,310)	(16,116)
Intangibles	(70,865)	(79,164)
Deferred rent	(414)	(912)
Nondeductible interest on debt discount	(22,083)	(27,974)
Total deferred tax liabilities	(108,994)	(126,047)
Net deferred tax liabilities	$(571)	$(2,810)
As of December 31, 2021, the Company had a U.S. net operating loss (“NOL”) carryforward of approximately $793.9 million, of which $265.0 million expires between 2029 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), U.S. NOLs arising in a tax year ending after 2017 will not expire. The Company has generated $528.9 million of U.S. NOLs in tax years ending after 2017. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. The Company also has an NOL carryforward of $27.3 million in its foreign jurisdictions, of which $1.2 million begins to expire in 2038 and the remainder will not expire. A full valuation allowance has been established to offset its net deferred tax assets in the U.S., and certain foreign jurisdictions as the Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets in these jurisdictions. For the year ended December 31, 2021, the beginning valuation allowance in Australia of $0.8 million was released as management has concluded, based on the evaluation of the positive and negative evidence, that the deferred tax assets are more likely than not to be realizable. The total increase in the valuation allowance was $53.0 million for the year ended December 31, 2021. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. The Company does not expect such limitation, if any, to impact the use of the net operating losses prior to their expiration.

The Company recorded an income tax expense of approximately $0.4 million for the year ended December 31, 2021 related to recording of a U.S. deferred tax liability. The deferred tax liability was recorded to account for the book vs. tax basis difference related to the acquired edX indefinite lived intangibles (including goodwill), also known as a “naked credit”. The deferred tax liability was excluded from sources of future taxable income available to realize definite lived deferred tax assets, as the timing of its reversal cannot be predicted due to the indefinite life of the intangibles. In accordance with the Tax Act,

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
11.    Income Taxes (Continued)
losses generated beginning with the 2018 tax year may be carried forward indefinitely for U.S. federal tax purposes, however utilization is limited to offsetting 80% of taxable income in future years. Thus, 80% of the U.S. deferred tax liability related to the edX indefinite lived intangibles was able to be used as a source of income to realize the indefinite lived deferred tax assets as of December 31, 2021.
A one-time tax benefit of approximately $17.5 million related to the acquisition of Trilogy was included in the Company’s income tax benefit for the year ended December 31, 2019. This one-time benefit relates to the release of the Company’s tax valuation allowance that was no longer needed as a result of recognizing an additional net deferred tax liability, due to the acquisition of Trilogy.
As of December 31, 2021 and 2020, the Company has not recognized any amounts for uncertain tax positions.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years prior to 2018, though the NOL carryforwards can be adjusted upon audit and could impact taxes owed in open tax years. No income tax returns are currently under examination by the taxing authorities.
The Tax Act includes Global Intangible Low-Taxed Income (“GILTI”) provisions that require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Due to foreign subsidiary losses, this provision did not apply to the Company in 2021. Another significant section of the Tax Act, the Base Erosion Anti-Abuse Tax (“BEAT”), did not apply to the Company’s 2021 tax year as the Company’s base erosion payments are less than 3% of the Company’s total deductions. As these taxes may become applicable in the future, the Company will continue to monitor the potential impact.
12.    Stockholders’ Equity
Common Stock
As of December 31, 2021, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2021, there were 75,754,663 shares of common stock outstanding, and the Company had reserved a total of 24,352,021 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	2,613,063
Outstanding performance restricted stock units	1,121,277
Outstanding stock options	3,477,439
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	24,352,021
On August 6, 2020, the Company sold 6,800,000 shares of the Company’s common stock to the public. The Company received net proceeds of $299.8 million, which the Company uses for working capital and other general corporate purposes. On May 22, 2019, the Company issued 4,608,101 shares of common stock in connection with its acquisition of Trilogy. On May 22, 2018, the Company sold 3,833,334 shares of its common stock to the public, including 500,000 shares sold pursuant to the underwriters’ over-allotment option, and received net proceeds of $330.9 million.
Stock-Based Compensation
The Company maintains two stock-based compensation plans: the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan” and together with the 2014 Plan, the “Stock Plans”). Upon the effective date of the 2014 Plan in January 2014, the Company ceased using the 2008 Plan to grant new equity awards.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Stockholders’ Equity (Continued)
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
A total of 2,800,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The shares available for future issuance under the 2014 Plan increased by 3,782,719 and 3,619,344 on January 1, 2022 and 2021, respectively, pursuant to the automatic share reserve increase provision in the 2014 Plan.
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
As of December 31, 2021, the Company had 7,465,698 shares available for issuance under the 2014 Plan. Further, as of December 31, 2021, under the 2014 Plan, options to purchase 2,593,719 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $46.38 per share, and 2,613,063 RSUs and 1,121,277 PRSUs were also outstanding.
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
As of December 31, 2021, options to purchase 883,720 shares of the Company’s common stock were outstanding under the 2008 Plan at a weighted-average exercise price of $6.04 per share.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Stockholders’ Equity (Continued)
During the years ended December 31, 2021 and 2020, an aggregate of 150,685 and 146,570 shares, respectively, of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares were $3.6 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 515,709 shares remained available for purchase under the ESPP.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated. The Company accounts for forfeitures as they occur.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Curriculum and teaching	$69	$230	$45
Servicing and support	15,352	14,033	8,915
Technology and content development	11,832	12,014	8,241
Marketing and sales	6,711	8,217	7,021
General and administrative	63,802	47,548	27,282
Total stock-based compensation expense	$97,766	$82,042	$51,504
Restricted Stock Units
The 2014 Plan provides for the issuance of RSUs to employees and consultants. RSUs generally vest over a three- or four-year period. The terms of these grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee, or a subcommittee thereof.
Throughout 2021 and 2020, the Company granted RSUs under the 2014 Plan to the Company’s directors and certain of the Company’s employees and certain consultants. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most restricted stock units vesting in equal annual tranches, generally over a period of three to four years.
The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2020	3,010,019	$29.41
Granted	1,470,090	37.07
Vested	(1,480,281)	31.31
Forfeited	(386,765)	31.76
Outstanding balance as of December 31, 2021	2,613,063	$32.29
The total compensation cost related to the unvested RSUs not yet recognized as of December 31, 2021 was $56.6 million and will be recognized over a weighted-average period of approximately 1.4 years.
Performance Restricted Stock Units
The 2014 Plan provides for the issuance of PRSUs to employees and consultants. PRSUs generally include both service conditions and market conditions related to total shareholder return targets relative to that of companies comprising the Russell 3000 Index.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Stockholders’ Equity (Continued)
During the fourth quarter of 2019, the Company granted 1.3 million PRSUs with a weighted-average grant date fair value per share of $22.94 to certain of its employees. These PRSU awards are subject to vesting over a period of three years, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index during each of the one, two and three-year vesting periods. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets. In each of the fourth quarters ending 2020 and 2021, as a result of the achievement of market-based targets for the first and second performance periods of these PRSUs, 200% of the eligible units vested.
During the first quarter of 2020, as part of its annual equity awards cycle, the Company awarded 1.9 million PRSUs with an aggregate intrinsic value of $37.8 million. Of these PRSUs, 0.6 million were granted in January 2020 with a weighted-average grant date fair value per share of $22.45, and 0.6 million were granted in January 2021 with a weighted-average grant date fair value per share of $61.14. These PRSU awards are subject to vesting over respective one year periods, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for each of the first and second performance periods, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets. In January 2021, as a result of the achievement of market-based targets for the first performance period of these PRSUs, 200% of the granted quantities vested. In January 2022, as a result of not achieving the market-based targets for the second performance period of these PRSUs, 0% of the granted quantities vested. Achievement percentages applicable to each performance period will be determined prior to the grant date.
During the first quarter of 2021, as part of its annual equity awards cycle, the Company awarded 0.4 million PRSUs with an aggregate intrinsic value of $20.0 million. Of these PRSUs, 0.1 million were granted with a weighted-average grant date fair value per share of $40.69. Certain of these PRSU awards are subject to vesting over a period of one year, while certain other of these awards are subject to vesting over a period of three years, all of which are based on the Company’s internal financial performance achieving predetermined targets. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the first performance period, depending on the achievement of internal financial performance-based targets. The expense recognized each period is estimated at the time of grant and is subject to fluctuation due to the achievement of internal financial performance-based targets. In January 2022, as a result of the achievement of internal financial performance-based targets for the first performance period of these PRSUs, 112.7% of the goals were achieved, and the PRSUs subject to a one-year service period vested. Achievement percentages applicable to each performance period will be determined prior to the grant date.
During the first quarter of 2021, as part of its annual equity awards cycle, the Company granted 0.2 million PRSUs with an aggregate intrinsic value of $9.1 million and a weighted-average grant date fair value of $61.94. These PRSU awards are subject to vesting over a single three-year period, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the performance period, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets.
The Company values PRSUs subject to market-based vesting conditions using a Monte Carlo valuation model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the performance period. The expected life is consistent with the performance period of the awards. Expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not declaring or paying dividends to date.
The following table summarizes the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions that were granted for the periods presented.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Stockholders’ Equity (Continued)

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.10% – 0.26%	1.51%
Expected term (years)	1.00 – 3.00	1.00
Expected volatility	85% – 89%	75%
Dividend yield	0%	0%
The following table presents a summary of the Company’s PRSU activity for the period indicated.

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2020	1,355,296	$23.51
Granted	1,916,354	41.10
Vested	(1,928,729)	24.25
Forfeited	(221,644)	42.17
Outstanding balance as of December 31, 2021	1,121,277	$48.62
The total compensation cost related to the unvested PRSUs not yet recognized as of December 31, 2021 was $11.5 million and will be recognized over a weighted-average period of approximately 1.3 years.
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
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented. No stock options were granted during the year ended December 31, 2021.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Stockholders’ Equity (Continued)

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.5%	1.6% - 2.6%
Expected term (years)	6.04	5.96 - 6.08
Expected volatility	64%	45% - 64%
Dividend yield	0%	0%
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance as of December 31, 2020	3,916,867	$35.63	5.08	$59,906
Granted	—	—	—
Exercised	(326,430)	21.29	1.68
Forfeited	(60,388)	55.64
Expired	(52,610)	68.81
Outstanding balance as of December 31, 2021	3,477,439	36.13	3.87	16,246
Exercisable as of December 31, 2021	3,154,910	$32.62	3.58	$16,191
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $11.48 and $28.49 per share, respectively.
The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $8.7 million and $15.4 million, respectively.
The total unrecognized compensation cost related to the unvested options as of December 31, 2021 was $8.9 million and will be recognized over a weighted-average period of approximately 1.7 years.
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

	Year Ended December 31,
	2021	2020	2019
Stock options	3,477,439	3,916,867	4,373,895
Restricted stock units	2,613,063	3,010,019	2,281,142
Performance restricted stock units	1,121,277	1,355,296	1,413,773
Shares related to convertible senior notes	13,443,374	3,432,837	—
Total antidilutive securities	20,655,153	11,715,019	8,068,810
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
13.    Net Loss per Share (Continued)

	Year Ended December 31,
	2021	2020	2019
Numerator (in thousands):
Net loss	$(194,766)	$(216,484)	$(235,222)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	74,580,115	67,142,976	61,393,666
Net loss per share, basic and diluted	$(2.61)	$(3.22)	$(3.83)

14.    Segment and Geographic Information
The Company has two reportable segments: the Degree Program Segment and the Alternative Credential Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s Degree Program Segment includes the technology and services provided to nonprofit colleges and universities to enable the online delivery of degree programs. The Company’s Alternative Credential Segment includes the premium online executive education programs and technical skills-based boot camps provided through relationships with nonprofit colleges and universities.
Significant Customers
For the year ended December 31, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the year ended December 31, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $74.6 million, or approximately 10% of the Company’s consolidated revenue. For the year ended December 31, 2019, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $83.5 million, or approximately 15% of the Company’s consolidated revenue.
As of December 31, 2021, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $9.8 million and $8.8 million, which equaled 14% and 13% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2020, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, contributing $5.8 million and $5.2 million, or approximately 12% and 11% of the Company’s consolidated accounts receivable, net balance, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
14.    Segment and Geographic Information (Continued)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue by segment*
Degree Program Segment	$592,288	$486,676	$417,206
Alternative Credential Segment	353,394	287,857	157,465
Total revenue	$945,682	$774,533	$574,671

Segment profitability**
Degree Program Segment	$126,141	$49,607	$5,770
Alternative Credential Segment	(59,564)	(33,534)	(29,716)
Total segment profitability	$66,577	$16,073	$(23,946)

Segment profitability margin***
Degree Program Segment	21%	10%	1%
Alternative Credential Segment	(17)%	(12)%	(19)%
Total segment profitability margin	7%	2%	(4)%

*	The Company has excluded immaterial amounts of intersegment revenues from the years ended December 31, 2021, 2020 and 2019.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
14.    Segment and Geographic Information (Continued)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(194,766)	$(216,484)	$(235,222)
Adjustments:
Stock-based compensation expense	97,766	82,042	51,504
Other (income) expense, net	(22,324)	1,429	707
Net interest expense	49,747	25,963	7,619
Income tax benefit	(1,196)	(1,514)	(19,860)
Depreciation and amortization expense	108,448	96,469	69,843
Loss on debt extinguishment	1,101	11,671	—
Impairment charge	—	—	70,379
Other*	27,801	16,497	31,084
Total adjustments	261,343	232,557	211,276
Total segment profitability	$66,577	$16,073	$(23,946)

*
Includes (i) transaction and integration costs of $16.9 million, $2.3 million and $8.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, (ii) restructuring-related costs of $8.5 million, $6.8 million and $10.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, (iii) stockholder activism and litigation-related costs of $2.4 million, $7.4 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and (iv) deferred revenue fair value adjustments of $11.2 million for the year ended December 31, 2019.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	December 31, 2021	December 31, 2020
	(in thousands)
Total assets
Degree Program Segment	$546,572	$830,706
Alternative Credential Segment	1,562,434	713,558
Total assets	$2,109,006	$1,544,264
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $98.5 million, $73.0 million and $40.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of December 31, 2021 and 2020 totaled approximately $3.3 million and $1.6 million, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
15.    Receivables and Contract Liabilities
Trade Accounts Receivable
The Company’s trade accounts receivable balances relate to amounts due from students or customers occurring in the normal course of business. Trade accounts receivable balances have a term of less than one year and are included in accounts receivable, net on the Company’s consolidated balance sheets. The following table presents the Company’s trade accounts receivable in each segment as of each of the dates indicated.

	December 31, 2021	December 31, 2020

	(in thousands)
Degree Program Segment accounts receivable	$31,762	$16,424
Degree Program Segment unbilled revenue	4,440	6,072
Alternative Credential Segment accounts receivable	42,771	29,717
Total	78,973	52,213
Less: Provision for credit losses	(11,686)	(5,936)
Trade accounts receivable, net	$67,287	$46,277
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2020	$5,936
Current period provision	6,794
Amounts written off	(157)
Amounts recovered	(874)
Foreign currency translation adjustments	(13)
Balance as of December 31, 2021	$11,686
Other Receivables
The Company’s other receivables are comprised of amounts due under tuition payment plans with extended payment terms from students enrolled in certain of the Company’s alternative credential offerings. These payment plans, which are managed and serviced by third-party providers, are designed to assist students with paying tuition costs after all other student financial assistance and scholarships have been applied. The associated receivables generally have payment terms that range from 12 to 42 months and are recorded net of any implied pricing concessions, which are determined based on collections history, market data and any time value of money component. There are no fees or origination costs included in these receivables. The carrying value of these receivable balances approximate their fair value. The following table presents the components of the Company’s other receivables, net, as of each of the dates indicated.

	December 31, 2021	December 31, 2020

	(in thousands)
Other receivables, amortized cost	$52,428	$25,587
Less: Provision for credit losses	(1,421)	(179)
Other receivables, net	$51,007	$25,408
Other receivables, net, current	$29,439	$1,076
Other receivables, net, non-current	$21,568	$24,332

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
15.    Receivables and Contract Liabilities (Continued)
The following table presents the change in provision for credit losses for other receivables on the Company’s consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2020	$179
Current period provision	1,242
Balance as of December 31, 2021	$1,421
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of December 31, 2021, 93% of other receivables, net due under extended payment plans were current.
At the time of origination, the Company categorizes its other receivables using a credit quality indicator based on the credit tier rankings obtained from the third-party providers that manage and service the payment plans. The third-party providers utilize credit rating agency data to determine the credit tier rankings. The Company monitors the collectability of its other receivables on an ongoing basis. The adequacy of the allowance for credit losses is determined through analysis of multiple factors, including industry trends, portfolio performance, and delinquency rates. The following tables present other receivables, at amortized cost including interest accretion, by credit quality indicator and year of origination, as of the dates indicated.

	December 31, 2021
	Year of Origination
	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$18,466	$1,635	$24	$115	$20,240
Mid	14,352	2,992	1,312	392	19,048
Low	8,135	2,802	1,873	330	13,140
Total	$40,953	$7,429	$3,209	$837	$52,428

	December 31, 2020
	Year of Origination
	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$9,506	$28	$104	$9,638
Mid	7,821	1,126	356	9,303
Low	4,892	1,453	301	6,646
Total	$22,219	$2,607	$761	$25,587

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
15.    Receivables and Contract Liabilities (Continued)
Contract Liabilities
The Company’s deferred revenue represents contract liabilities. The Company generally receives payments from Degree Program Segment university clients early in each academic term and from Alternative Credential Segment students, either in full upon registration for the course or in full before the end of the course based on a payment plan, prior to completion of the service period. These payments are recorded as deferred revenue until the services are delivered or until the Company’s obligations are otherwise met, at which time revenue is recognized. The following table presents the Company’s contract liabilities in each segment as of each of the dates indicated.

	December 31, 2021	December 31, 2020

	(in thousands)
Degree Program Segment deferred revenue	$3,462	$1,714
Alternative Credential Segment deferred revenue	88,464	73,779
Total contract liabilities	$91,926	$75,493
For the Degree Program Segment, revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.7 million and $2.2 million, respectively.
For the Alternative Credential Segment, revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance that existed at the end of each preceding year was $71.9 million and $46.6 million, respectively.
Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
16.    Retirement Plan
The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches 100% of the first 2% of each employee’s contribution, and 50% of the next 4% of each employee’s contribution, each plan year. For the years ended December 31, 2021, 2020 and 2019, the Company made employer contributions of $7.8 million, $3.6 million and $3.0 million, respectively.
17.    Subsequent Event
Subsequent to year-end and through the date of this filing, the Company has experienced a significant decline in its market capitalization, from $1.5 billion to $0.8 billion. Management is evaluating whether this decline represents a triggering event for assessing the goodwill and indefinite-lived intangible asset balances for impairment in the first quarter of 2022. As of December 31, 2021, the balances of the Company’s goodwill and indefinite-lived intangible asset were $834.5 million and $255.0 million, respectively.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
We completed the edX Acquisition on November 16, 2021, which represented 1% of our total assets as of December 31, 2021 and 1% of our total revenue for the year ended December 31, 2021. As the edX Acquisition was completed during the fourth quarter of 2021, the scope of our evaluation of the effectiveness of our internal control over financial reporting does not include edX.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in controls to integrate the business we acquired in the edX acquisition.
Item 9B.    Other Information
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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders or our 2022 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in our 2022 Proxy Statement under the captions “Board of Directors and Committees,” “Election of Directors,” “Management,” “Code of Business Conduct and Ethics for Employees, Executive Officers and Directors” and, if applicable, “Delinquent Section 16(a) Reports” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 11 will be contained in our 2022 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in our 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in our 2022 Proxy Statement under the captions “Transactions with Related Parties” and “Director Independence” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 will be contained in our 2022 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
(b)   Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
Provision for credit losses for trade accounts receivable:
Year ended December 31, 2021	$5,936	$6,794	$(1,044)	$11,686
Year ended December 31, 2020	1,331	4,642	(37)	5,936
Year ended December 31, 2019	$257	$1,425	$(351)	$1,331

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Income tax valuation allowance:
Year ended December 31, 2021	$137,767	$53,012	$—	$190,779
Year ended December 31, 2020	116,244	21,523	—	137,767
Year ended December 31, 2019	$88,061	$45,642	$(17,459)	$116,244
Other financial statement schedules have been omitted because they are not applicable, not material, or the required information is presented in the Consolidated Financial Statements or notes thereto.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

2U, Inc. March 01, 2022
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. PAUCEK	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Christopher J. Paucek

/s/ PAUL S. LALLJIE	Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Paul S. Lalljie

/s/ JOHN B. ELLIS	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
John B. Ellis

/s/ PAUL A. MAEDER	Director and Chairman of the Board	March 1, 2022
Paul A. Maeder

/s/ TIMOTHY M. HALEY	Director	March 1, 2022
Timothy M. Haley

/s/ JOHN M. LARSON	Director	March 1, 2022
John M. Larson

/s/ CORETHA M. RUSHING	Director	March 1, 2022
Coretha M. Rushing

/s/ ROBERT M. STAVIS	Director	March 1, 2022
Robert M. Stavis

/s/ SALLIE L. KRAWCHECK	Director	March 1, 2022
Sallie L. Krawcheck

/s/ EARL LEWIS	Director	March 1, 2022
Earl Lewis

/s/ EDWARD S. MACIAS	Director	March 1, 2022
Edward S. Macias

/s/ GREGORY PETERS	Director	March 1, 2022
Gregory Peters

/s/ ALEXIS MAYBANK	Director	March 1, 2022
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

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019, by and among 2U, Inc., Skywalker Purchaser, LLC, Skywalker Sub, Inc., Fortis Advisors LLC, as stockholder representative and Trilogy Education Services, Inc.	8-K	001-36376	2.1	April 8, 2019

2.2**	Membership Interest Purchase Agreement, dated as of June 28, 2021, by and among 2U, Inc., edX Inc. and Circuit Sub LLC. Interest Purchase Agreement, dated as of June 28, 2021, by and among 2U, Inc., edX Inc. and Circuit Sub LLC.	8-K	001-36376	2.1	June 29, 2021

2.3	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of November 16, 2021, by and between 2U, Inc. and edX Inc.					X

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

4.1	Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-194079	4.2	March 17, 2014

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36376	4.2	February 28, 2020

4.3	Indenture, dated as of April 23, 2020, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	April 27, 2020

4.4	Form of 2.25% Convertible Senior Note due May 1, 2025 (included as Exhibit A to Exhibit 4.1).	8-K	001-36376	4.2	April 27, 2020

10.1*	Services Agreement, by and between the Registrant and University of Southern California, on behalf of the USC Rossier School of Education, dated as of October 29, 2008, as amended to date.	S-1	333-194079	10.1	February 21, 2014

10.2*	Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of April 12, 2010, as amended.	S-1	333-194079	10.2	February 21, 2014

10.2.1*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.	S-1/A	333-194079	10.2.1	March 17, 2014

10.2.2*	Amendment to Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of November 5, 2015.	10-K	001-36376	10.2.2	March 10, 2016

10.3†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.	S-1	333-194079	10.7	February 21, 2014

10.4†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.8	February 21, 2014

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.5†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.9	February 21, 2014

10.6†	Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.3	November 9, 2021

10.7†	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.2	August 2, 2018

10.8†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.8	February 28, 2020

10.9†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.3	November 12, 2019

10.10†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.10	February 28, 2020

10.11†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.1	April 28, 2021

10.12†*	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.2	April 28, 2021

10.13†	Form of Severance Pay and Change in Control Plan.	8-K	001-36376	10.1	February 21, 2020

10.13.1†	First Amendment to the 2U, Inc. Severance Pay and Change in Control Plan.	10-Q	001-36376	10.4	April 30, 2020

10.14†	Summary of Non-Employee Director Compensation.	10-Q	001-36376	10.2	July 29, 2021

10.15†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.	S-1/A	333-194079	10.14	March 17, 2014

10.16†	Form of Indemnification Agreement with directors and executive officers.	S-1	333-194079	10.15	February 21, 2014

10.17†	Offer letter agreement, dated as of May 20, 2018, between Mark Chernis and 2U, Inc.	10-Q	001-36376	10.4	August 2, 2018

10.18†	Offer letter agreement, dated as of October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.1	October 16, 2019

10.19†	Employee Intellectual Property, Non-Competition, and Non-Solicitation Agreement, dated October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.2	October 16, 2019

10.20†	Separation and Transition Agreement, dated October 17, 2019, between Catherine A. Graham and 2U, Inc.	8-K	001-36376	10.1	October 23, 2019

10.21†	Separation, Consulting and Release Agreement, dated November 10, 2021 by and between 2U, Inc. and James Kenigsberg.	8-K	001-36376	10.1	November 12, 2021

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.22**	Term Loan Credit and Guaranty Agreement, dated June 28, 2021, by and among 2U, Inc., as borrower, the Guarantors party thereto, Alter Domus (US) LLC, as administrative agent and collateral agent, and the Lenders party thereto.	8-K	001-36376	10.1	June 29, 2021

10.23	First Amendment to Term Loan Credit and Guaranty Agreement.	10-Q	001-36376	10.1	November 9, 2021

10.24*	Joinder Agreement.	10-Q	001-36376	10.2	November 9, 2021

10.25	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	April 27, 2020

10.26	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	April 27, 2020

10.27	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	April 27, 2020

10.28	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	May 1, 2020

10.29	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	May 1, 2020

10.30	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	May 1, 2020

10.31	Office Lease, by and between Lanham Office 2015 LLC and 2U Harkins Road LLC, dated as of December 23, 2015.	10-K	001-36376	10.16	February 24, 2017

10.32	Agreement of Lease, by and between 55 Prospect Owner LLC and 2U NYC, LLC, dated as of February 13, 2017.	10-K	001-36376	10.17	February 24, 2017

10.33	Office Lease, by and between SRI Ten DCC LCC and 2U, Inc., dated May 11, 2016.	10-K	001-36376	10.18	February 24, 2017

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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