Form 10-Q
period 2022-03-31
2U, Inc.
filed 2022-05-10
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of May 6, 2022, there were 77,071,511 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•the impact of the significant decline in the market price of our common stock, including the impairment of goodwill and indefinite-lived intangible assets;
•the impact of any natural disasters or public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic;
•our expectations regarding the effect of the capped call transactions and regarding actions of the option counterparties and/or their respective affiliates; and
•other factors beyond our control.
You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended and supplemented by Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$216,620	$232,932
Restricted cash	16,977	16,977
Accounts receivable, net	77,945	67,287
Other receivables, net	29,767	29,439
Prepaid expenses and other assets	87,452	47,217
Total current assets	428,761	393,852
Other receivables, net, non-current	21,296	21,568
Property and equipment, net	49,610	48,650
Right-of-use assets	75,107	76,841
Goodwill	804,580	834,539
Intangible assets, net	624,413	665,523
Other assets, non-current	69,178	68,033
Total assets	$2,072,945	$2,109,006
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$157,926	$166,458
Deferred revenue	121,217	91,926
Lease liability	12,847	13,985
Other current liabilities	100,225	61,138
Total current liabilities	392,215	333,507
Long-term debt	927,264	845,316
Deferred tax liabilities, net	1,675	1,726
Lease liability, non-current	97,802	98,666
Other liabilities, non-current	639	636
Total liabilities	1,419,595	1,279,851
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 76,616,534 shares issued and outstanding as of March 31, 2022; 75,754,663 shares issued and outstanding as of December 31, 2021	77	76
Additional paid-in capital	1,645,456	1,735,628
Accumulated deficit	(983,601)	(890,638)
Accumulated other comprehensive loss	(8,582)	(15,911)
Total stockholders’ equity	653,350	829,155
Total liabilities and stockholders’ equity	$2,072,945	$2,109,006
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$253,329	$232,473
Costs and expenses
Curriculum and teaching	33,230	33,148
Servicing and support	39,624	33,184
Technology and content development	51,057	42,924
Marketing and sales	130,982	113,237
General and administrative	51,022	47,112
Impairment charges	58,782	—
Total costs and expenses	364,697	269,605
Loss from operations	(111,368)	(37,132)
Interest income	257	362
Interest expense	(13,890)	(7,881)
Other expense, net	(1,030)	(915)
Loss before income taxes	(126,031)	(45,566)
Income tax benefit	251	2
Net loss	$(125,780)	$(45,564)
Net loss per share, basic and diluted	$(1.65)	$(0.62)
Weighted-average shares of common stock outstanding, basic and diluted	76,271,855	73,676,409
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	7,329	(805)
Comprehensive loss	$(118,451)	$(46,369)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	75,754,663	$76	$1,735,628	$(890,638)	$(15,911)	$829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	577,416	1	(920)	—	—	(919)
Exercise of stock options	284,455	—	875	—	—	875
Stock-based compensation expense	—	—	24,424	—	—	24,424
Net loss	—	—	—	(125,780)	—	(125,780)
Foreign currency translation adjustment	—	—	—	—	7,329	7,329
Balance, March 31, 2022	76,616,534	$77	$1,645,456	$(983,601)	$(8,582)	$653,350

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	72,451,521	$72	$1,646,574	$(695,872)	$(9,784)	$940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,404,971	2	(12,615)	—	—	(12,613)
Exercise of stock options	181,716	—	3,533	—	—	3,533
Stock-based compensation expense	—	—	24,947	—	—	24,947
Net loss	—	—	—	(45,564)	—	(45,564)
Foreign currency translation adjustment	—	—	—	—	(805)	(805)
Balance, March 31, 2021	74,038,208	$74	$1,662,439	$(741,436)	$(10,589)	$910,488

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(125,780)	$(45,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense	4,254	7,693
Depreciation and amortization expense	34,415	24,987
Stock-based compensation expense	24,424	24,947
Non-cash lease expense	5,750	4,291
Provision for credit losses	2,350	2,022
Impairment charges	58,782	—
Other	1,378	930
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(12,012)	(30,698)
Other receivables, net	(1,206)	(8,602)
Prepaid expenses and other assets	(1,419)	95
Accounts payable and accrued expenses	(11,944)	(660)
Deferred revenue	29,614	32,850
Other liabilities, net	(8,672)	(4,664)
Net cash (used in) provided by operating activities	(66)	7,627
Cash flows from investing activities
Purchase of a business, net of cash acquired	4,960	—
Additions of amortizable intangible assets	(17,487)	(14,219)
Purchases of property and equipment	(1,769)	(838)
Net cash used in investing activities	(14,296)	(15,057)
Cash flows from financing activities
Proceeds from debt	33	2,908
Payments on debt	(1,903)	(176)
Tax withholding payments associated with settlement of restricted stock units	(919)	(12,613)
Proceeds from exercise of stock options	875	3,533
Net cash used in financing activities	(1,914)	(6,348)
Effect of exchange rate changes on cash	(36)	(32)
Net decrease in cash, cash equivalents and restricted cash	(16,312)	(13,810)
Cash, cash equivalents and restricted cash, beginning of period	249,909	518,866
Cash, cash equivalents and restricted cash, end of period	$233,597	$505,056
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is an online education platform company. The Company’s mission is to expand access to high-quality educational opportunities that unlock human potential.
On November 16, 2021, the Company completed the acquisition of edX (the “edX Acquisition”), including the edX brand, website, and marketplace. As a result of the edX Acquisition, the Company expanded its digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 44 million registered learners.
Following the completion of the edX Acquisition, the Company now serves more than 230 top-ranked global universities and other leading institutions, and offers more than 4,000 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs. The Company expects edX to be the primary brand for its products and services and that edx.org will operate as its global online learning marketplace. Refer to Note 3 for further information about the edX Acquisition.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2022 and 2021 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
Reclassifications
The Company has reclassified prior period amounts in the condensed consolidated statements of cash flows to conform to the current period’s presentation of other receivables. The Company reclassified $8.6 million from changes in prepaid expenses

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

and other assets to changes in other receivables. This reclassification had no impact on the previously reported operating cash flows. The Company has reclassified certain other prior period amounts in the consolidation statements of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported operating, financing, or financing cash flows.
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
U.S. GAAP provides for a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. The Company remeasures non-financial assets such as goodwill, intangible assets and other long-lived assets at fair value when there is an indicator of impairment, and records them at fair value only when recognizing an impairment loss. The fair value hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. Refer to Note 4 for further discussion of assets measured at fair value on a nonrecurring basis. The three tiers are defined as follows:
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than than the Company’s convertible senior notes, each approximated their fair values as of March 31, 2022 and December 31, 2021. Refer to Note 8 for more information regarding the Company’s convertible senior notes.
Business Combinations
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on the Company’s condensed consolidated financial statements from the acquisition date.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Interim Impairment Assessment
During the first quarter of 2022, the Company experienced a significant decline in its market capitalization, which management deemed a triggering event related to goodwill and its indefinite-lived intangible asset. As a result, the Company performed an interim impairment assessment as of March 1, 2022 and determined the carrying value for one of the reporting units within the Company’s Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair values. As a result, during the three months ended March 31, 2022, the Company recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively, both within the Company’s Alternative Credential Segment. These charges are included within operating expense within the Company’s condensed consolidated statements of operations. The estimated fair values of the remaining reporting units exceeded their respective carrying values by approximately 10% or more.
The Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and the income-based approach to determine the fair value of its long-lived intangible asset. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Measurements section above. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
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
The Company adopted this ASU on a modified retrospective basis in the first quarter of 2022, effective as of January 1, 2022. As a result of the adoption, long-term debt increased $81.7 million, additional paid-in capital decreased $114.6 million, deferred tax liabilities decreased $22.1 million, and the Company recorded a cumulative-effect adjustment to opening accumulated deficit of $32.8 million. Adoption of this ASU requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effective is more dilutive. There was no impact to the number of potentially dilutive shares as a result of the adoption. Adoption of this standard did not have a material impact on the Company’s liquidity or cash flows.
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
In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. This ASU requires entities to disclose information about certain government assistance they receive, including the nature of the transactions and the related accounting policy, the line items on the balance sheet and statement of operations that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. The ASU is effective for fiscal years beginning after December 15, 2021 and the disclosure requirements are for annual periods only. The guidance under this ASU will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022. The Company is currently evaluating the impact of this guidance on the disclosures in its consolidated financial statements.

3.    Business Combination
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
The total preliminary purchase price was $773.0 million in cash consideration, of which $23.0 million was distributed to an escrow account to satisfy indemnification claims and purchase price adjustments, as applicable. During the three months ended March 31, 2022, the Company recorded working capital adjustments of $5.0 million, reducing the preliminary purchase price to $768.1 million.
The transaction was accounted for under the acquisition method of accounting and revenue. Under the acquisition method of accounting, the total preliminary purchase price was allocated to edX’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 16, 2021. The allocation of the preliminary purchase price is pending the finalization of the fair value of acquired deferred revenue and other liabilities, deferred income tax assets and liabilities, and assumed non-income tax liabilities.
The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed and reflects the measurement period adjustments recorded during the three months ended March 30, 2022:

	Estimated Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$11,901
Accounts receivable		6,608
Prepaid expenses and other assets		13,479
Property and equipment, net		529
Right-of-use assets		2,355
Other assets, non-current		572
Accounts payable and accrued expenses		(16,852)
Deferred revenue		(20,567)
Lease liability		(2,512)
Other liabilities		(33,235)
Intangible assets:
Developed technology	3	15,400
University client relationships	10	104,000
Enterprise client relationships	10	14,300
Trade names	indefinite	255,000
Goodwill		417,081
		$768,059

The Company’s unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the date indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the three months ended March 31, 2021, as if the acquisition of edX had occurred on January 1, 2020.

Three Months Ended March 31, 2021
(in thousands)
Pro forma revenue	$245,819
Pro forma net loss	$(74,262)
Pro forma net loss per share, basic and diluted	$(1.01)

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2021	Allocations	Adjustments	Impairment Charges	Foreign Currency Translation Adjustments	Balance as of March 31, 2022

	(in thousands)
Degree Program Segment
Gross goodwill	$—	$198,378	$(766)	$—	$—	$197,612
Accumulated impairments	—	—	—	—	—	—
Net goodwill	—	198,378	(766)	—	—	197,612

Alternative Credential Segment
Gross goodwill	$481,366	$225,174	$(5,704)	$—	$5,293	$706,129
Accumulated impairments	(70,379)	—	—	(28,782)	—	(99,161)
Net goodwill	410,987	225,174	(5,704)	(28,782)	5,293	606,968

Unallocated goodwill	$423,552	$(423,552)	$—	$—	$—	$—

Total
Gross goodwill	$904,918	$—	$(6,470)	$—	$5,293	$903,741
Accumulated impairments	(70,379)	—	—	(28,782)	—	(99,161)
Net goodwill	$834,539	$—	$(6,470)	$(28,782)	$5,293	$804,580
During the three months ended March 31, 2022, the Company completed the allocation of the preliminary goodwill balance resulting from the edX Acquisition to the Company’s reporting units. The goodwill was assigned to the reporting units that are expected to drive synergies from the acquisition, which is each of the Company’s four reporting units. In addition, during the three months ended March 31, 2022, the Company recorded working capital adjustments of $5.0 million, adjustments to the preliminary valuation of acquired assets and assumed liabilities of edX of $1.5 million, and a goodwill impairment charge of $28.8 million. Refer to Note 2 for further information about the goodwill impairment charge.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following tables present the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		March 31, 2022			December 31, 2021
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Definite-lived intangible assets
Capitalized technology	3-5	$205,197	$(113,359)	$91,838	$199,766	$(112,357)	$87,409
Capitalized content development	4-5	251,873	(142,310)	109,563	243,687	(125,599)	118,088
University client relationships	9-10	213,726	(41,415)	172,311	211,680	(34,995)	176,685
Enterprise client relationships	10	14,300	(537)	13,763	14,300	(179)	14,121
Trade names and domain names	5-10	28,939	(17,001)	11,938	27,161	(12,941)	14,220
Total definite-lived intangible assets		$714,035	$(314,622)	$399,413	$696,594	$(286,071)	$410,523

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount

	(in thousands)
Indefinite-lived intangible assets
Trade names	$255,000	$(30,000)	$225,000	$255,000	$—	$255,000
Total indefinite-lived intangible assets	$255,000	$(30,000)	$225,000	$255,000	$—	$255,000

*
During the three months ended March 31, 2022, the Company recorded a $30.0 million impairment charge related to its indefinite-lived intangible asset. Refer to Note 2 for further information about this impairment charge.

The amounts presented in the table above include $43.8 million and $46.3 million of in-process capitalized technology and content development as of March 31, 2022 and December 31, 2021, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $31.4 million and $21.6 million for the three months ended March 31, 2022 and 2021, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of March 31, 2022.

Future Amortization Expense
(in thousands)
Remainder of 2022	$75,111
2023	77,193
2024	58,780
2025	38,686
2026	27,560
Thereafter	78,312
Total	$355,642

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5.    Other Balance Sheet Details
Prepaid expenses and other assets
As of March 31, 2022 and December 31, 2021, the Company had balances of $25.7 million and $23.0 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of March 31, 2022 and December 31, 2021, the Company had balances of $7.8 million and $7.0 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $0.7 million and $0.5 million of such amortization for the three months ended March 31, 2022 and 2021, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	March 31, 2022	December 31, 2021

	(in thousands)
Accrued university and instructional staff compensation	$37,280	$36,806
Accrued marketing expenses	29,291	26,469
Accrued transaction, integration and restructuring-related expenses	6,812	4,072
Accrued compensation and related benefits	25,020	49,143
Accounts payable and other accrued expenses	59,523	49,968
Total accounts payable and accrued expenses	$157,926	$166,458
For the three months ended March 31, 2022 and 2021, expense related to the Company’s marketing and advertising efforts of its own brand were not material.
Other Current Liabilities
As of March 31, 2022 and December 31, 2021, the Company had balances of $22.4 million and $21.9 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represents proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 27, 2020 through December 31, 2020. In addition, the CARES Act provides eligible employers with an employee retention tax credit for employees whose services were impacted by COVID-19. As of March 31, 2022, the amount of payroll taxes subject to deferred payment, net of employee retention tax credits of $0.5 million, was approximately $5.0 million. The balance is recorded within other current liabilities on the condensed consolidated balance sheets.

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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s board of directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss. On August 5, 2021, the court largely denied the defendants’ motion to dismiss. On February 18, 2022, the court stayed discovery until April 19, 2022, pending mediation. On April 28, 2022, the parties informed the court that they had reached a settlement in principle. The settlement is confidential and is subject to court approval. The settlement payment is expected to be fully funded by the Company's insurers. The payable under the proposed settlement and the related insurance proceeds are recorded within other current liabilities and prepaid expenses and other assets, respectively, on the condensed consolidated balance sheets.
Stockholder Derivative Suits
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. On March 8, 2022, the court entered a joint stipulation staying the case for sixty days. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and the Company’s board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. On March 8, 2022, the court entered a joint stipulation staying the case for sixty days. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On November 30, 2020, Leo Shumacher filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Mokkarala, the Company’s former Chief Marketing Officer, and the Company’s board of directors in the Court of Chancery of the State of Delaware, with docket number 2020-1019-AGB. The complaint alleges claims for breaches of fiduciary duty and unjust enrichment, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On January 6, 2021, the court entered a joint stipulation staying the case pending resolution of the securities class action. On March 8, 2022, the court entered a joint stipulation staying the case for sixty days. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of March 31, 2022, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
In October 2020, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in the United States. In October 2021, the Company entered into an agreement with the same party to sublease additional office space in the same facility. The agreements are coterminous. As of March 31, 2022, the subleases were classified as operating leases and each had a remaining term of 1.6 years, with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the term of the subleases as a reduction to expense incurred by the Company under the associated head lease.
In August 2021, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in Denver, Colorado, as part of its overall real estate management strategy. As of March 31, 2022, this sublease was classified as an operating lease and had a remaining term of 2.7 years with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated master lease. In connection with the execution of this agreement, the Company recognized a non-cash loss on sublease of $4.8 million in the third quarter of 2021.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Operating lease expense	$5,761	$4,282
Short-term lease expense	111	44
Variable lease expense	1,823	1,436
Sublease income	(228)	(54)
Total lease expense	$7,467	$5,708
As of March 31, 2022, for the Company’s operating leases, the weighted-average remaining lease term was 7.7 years and the weighted-average discount rate was 11.3%. For the three months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $6.6 million and $4.6 million, respectively. There were no lease liabilities arising from obtaining right-of-use assets during each of the three months ended March 31, 2022 and 2021.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $4.2 million in aggregate.

March 31, 2022
(in thousands)
Remainder of 2022	$17,848
2023	22,069
2024	21,834
2025	18,035
2026	18,569
Thereafter	72,679
Total lease payments	171,034
Less: imputed interest	(60,385)
Total lease liability	$110,649
As of March 31, 2022, the Company had additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $19.3 million. Each of these operating leases will commence during the fiscal year ending 2022 and have lease terms of approximately 6 to 8 years.

8.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2022	December 31, 2021

	(in thousands)
Term loan facilities	$570,936	$572,374
Convertible senior notes	380,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	3,991	4,423
Less: unamortized debt discount and issuance costs	(23,956)	(107,777)
Total debt	934,471	852,520
Less: current portion of long-term debt	(7,207)	(7,204)
Total long-term debt	$927,264	$845,316
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “Notes”), which had an estimated fair value of $315.5 million and $403.3 million as of March 31, 2022 and December 31, 2021, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
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
The associated effective interest rate of the Amended Term Loan Facility for the three months ended March 31, 2022 was approximately 8.00%, and the associated interest expense was approximately $11.1 million.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The net carrying amount of the Notes consists of the following as of each of the dates indicated:

	March 31, 2022	December 31, 2021

	(in thousands)
Principal	$380,000	$380,000
Unamortized debt discount for conversion option	—	(83,609)
Unamortized issuance costs	(6,459)	(5,104)
Net carrying amount	$373,541	$291,287
Issuance costs are being amortized to interest expense over the contractual term of the Notes. Subsequent to the adoption of ASU 2020-06, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the Notes for the three months ended March 31, 2022 and 2021 was $2.7 million and $7.6 million, respectively.
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
The initial conversion rate for the Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the Notes for redemption or the holders of the Notes electing to convert their Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. As of March 31, 2022, the if-converted value of the Notes did not exceed the principal amount.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if such Note is converted after it is called for redemption. No sinking fund is provided for the Notes.
As of March 31, 2022, the conditions allowing holders of the Notes to convert had not been met and the Company has the right under the Indenture to determine the method of settlement at the time of conversion. Therefore, the Notes are classified as non-current on the condensed consolidated balance sheets.
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
Deferred Government Grant Obligations
Government grants awarded to the Company in the form of forgivable loans are recorded within long-term debt on the Company’s condensed consolidated balance sheets until all contingencies are resolved and the grants are determined to be realized. The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.
In July 2020, the Company amended its conditional loan agreement with Prince George’s County to modify the terms of the employment level thresholds. The conditional loan with Prince George’s County has a maturity date of June 22, 2027.
In January 2021, the Company amended its conditional loan agreement with the State of Maryland to modify the terms of the employment level thresholds and extend the maturity date to June 30, 2028. The interest expense related to these loans for the three months ended March 31, 2022 and 2021 was immaterial. As of March 31, 2022 and December 31, 2021, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.5 million and $0.5 million, respectively.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2022, the Company has entered into standby letters of credit totaling $16.2 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Future Principal Payments
Future principal payments under the Amended Term Loan Facility, the Notes, and the government grants, as of the date indicated are as follows:

March 31, 2022
(in thousands)
Remainder of 2022	$4,314
2023	5,753
2024	560,869
2025	380,000
2026	—
Thereafter*	3,500
Total future principal payments	$954,436

*	Amounts represent conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three months ended March 31, 2022 and 2021 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three months ended March 31, 2022 and 2021 was less than 1%. The Company’s income tax benefit for the three months ended March 31, 2022 and 2021 was $0.3 million and less than $0.1 million, respectively. The income tax benefit is related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10.    Stockholders’ Equity
Common Stock
As of March 31, 2022, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2022, there were 76,616,534 shares of common stock outstanding, and the Company had reserved a total of 31,459,931 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	5,711,313
Outstanding performance restricted stock units	2,547,247
Outstanding stock options	6,061,129
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	31,459,931
On August 6, 2020, the Company sold 6,800,000 shares of the Company’s common stock to the public. The Company received net proceeds of $299.8 million, which the Company uses for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions, growth opportunities and strategic transactions.
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2022, 515,709 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Curriculum and teaching	$47	$16
Servicing and support	4,359	3,849
Technology and content development	3,862	3,274
Marketing and sales	2,126	1,501
General and administrative	14,030	16,307
Total stock-based compensation expense	$24,424	$24,947
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2021	2,613,063	$32.29
Granted	3,724,441	10.77
Vested	(558,253)	23.12
Forfeited	(67,938)	31.36
Outstanding balance as of March 31, 2022	5,711,313	$19.16
The total compensation expense related to the unvested RSUs not yet recognized as of March 31, 2022 was $81.0 million, and will be recognized over a weighted-average period of approximately 2.3 years.
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
During the first quarter of 2022, the PRSU awards granted as part of the Company’s 2020 annual equity award cycle with a performance period that began on January 1, 2021 and ended on December 31, 2021, which were subject to market-based vesting conditions, did not achieve the market-based targets for the second performance period, and 0% of the granted quantities vested. The PRSU awards granted as part of the Company’s 2021 annual equity award cycle with a performance period that began on January 1, 2021 and ended on December 31, 2021, which were subject to internal financial performance-based vesting targets, were earned at 112.7% of target.
The following tables present a summary of (i) the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (ii) the Company’s PRSU activity for the period indicated. As of March 31, 2022 and December 31, 2021, there were 1.3 million and 1.0 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of March 31, 2022 and December 31, 2021, and have been excluded from the tables below.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Risk-free interest rate	0.39% – 1.88%	0.10% – 0.26%
Expected term (years)	1.00 – 3.00	1.00 – 3.00
Expected volatility	49% – 97%	85% – 89%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$18.67	$61.33

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2021	1,121,277	$48.62
Granted	2,081,647	16.63
Vested	—	—
Forfeited	(655,677)	54.30
Outstanding balance as of March 31, 2022	2,547,247	$21.49
The total compensation expense related to the unvested PRSUs not yet recognized as of March 31, 2022 was $37.1 million, and will be recognized over a weighted-average period of approximately 1.6 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over a three- or four-year period.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented. No stock options were granted during the three months ended March 31, 2021.

Three Months Ended March 31, 2022

Risk-free interest rate	1.9%
Expected term (years)	5.72
Expected volatility	75%
Dividend yield	0%
Weighted-average grant date fair value per share	$6.99

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2021	3,477,439	$36.13	3.87	$16,246
Granted	2,912,962	10.77	9.74
Exercised	(284,455)	3.08	0.06
Forfeited	(12,939)	19.96
Expired	(31,878)	60.37
Outstanding balance as of March 31, 2022	6,061,129	25.40	6.59	11,577
Exercisable as of March 31, 2022	2,900,772	$36.08	3.43	$4,292
The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $3.2 million and $4.8 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of March 31, 2022 was $25.6 million, and will be recognized over a weighted-average period of approximately 2.7 years.
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

	Three Months Ended March 31,
	2022	2021

Stock options	6,061,129	3,706,417
Restricted stock units	5,711,313	3,303,857
Performance restricted stock units	2,547,247	1,638,088
Shares related to convertible senior notes	13,443,374	13,443,374
Total antidilutive securities	27,763,063	22,091,736
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

Numerator (in thousands):
Net loss	$(125,780)	$(45,564)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	76,271,855	73,676,409
Net loss per share, basic and diluted	$(1.65)	$(0.62)

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
Significant Customers
For the three months ended March 31, 2022, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the three months ended March 31, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of March 31, 2022, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $9.2 million, or approximately 12% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2021, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $9.8 million and $8.8 million, or approximately 14% and 13% of the Company’s consolidated accounts receivable, net balance, respectively.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$154,167	$145,875
Alternative Credential Segment	99,162	86,598
Total revenue	$253,329	$232,473

Segment profitability**
Degree Program Segment	$35,818	$25,888
Alternative Credential Segment	(23,538)	(12,140)
Total segment profitability	$12,280	$13,748

Segment profitability margin***
Degree Program Segment	23.2%	17.7%
Alternative Credential Segment	(23.7)	(14.0)
Total segment profitability margin	4.8%	5.9%

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three months ended March 31, 2022 and 2021.
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

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net loss	$(125,780)	$(45,564)
Adjustments:
Stock-based compensation expense	24,424	24,947
Other expense, net	1,030	915
Net interest expense	13,633	7,519
Income tax benefit	(251)	(2)
Depreciation and amortization expense	34,415	24,987
Impairment charges	58,782	—
Other*	6,027	946
Total adjustments	138,060	59,312
Total segment profitability	$12,280	$13,748

*
Includes (i) transaction and integration expense of $2.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, (ii) restructuring-related expense of $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and (iii) stockholder activism and litigation-related expense of $2.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	March 31, 2022	December 31, 2021

	(in thousands)
Total assets
Degree Program Segment	$548,947	$546,572
Alternative Credential Segment	1,523,998	1,562,434
Total assets	$2,072,945	$2,109,006
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $28.2 million and $23.1 million for the three months ended March 31, 2022 and 2021, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of March 31, 2022 and December 31, 2021 totaled approximately $3.8 million and $3.3 million, respectively.
13.    Receivables and Contract Liabilities
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

	March 31, 2022	December 31, 2021

	(in thousands)
Degree Program Segment accounts receivable	$25,056	$31,762
Degree Program Segment unbilled revenue	17,075	4,440
Alternative Credential Segment accounts receivable	46,701	42,771
Total	88,832	78,973
Less: Provision for credit losses	(12,380)	(11,686)
Trade accounts receivable, net	$76,452	$67,287
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$11,686
Current period provision	1,085
Foreign currency translation adjustments	9
Other	(400)
Balance as of March 31, 2022	$12,380
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2022	December 31, 2021

	(in thousands)
Other receivables, amortized cost	$53,749	$52,428
Less: Provision for credit losses	(2,686)	(1,421)
Other receivables, net	$51,063	$51,007
Other receivables, net, current	$29,767	$29,439
Other receivables, net, non-current	$21,296	$21,568
The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$1,421
Current period provision	1,265
Balance as of March 31, 2022	$2,686
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of March 31, 2022, 91% of other receivables, net due under extended payment plans were current.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$8,002	$11,290	$177	$22	$115	$19,606
Mid	6,360	9,625	2,147	1,330	392	19,854
Low	3,627	5,958	2,480	1,894	330	14,289
Total	$17,989	$26,873	$4,804	$3,246	$837	$53,749

	December 31, 2021
	Year of Origination
	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$18,466	$1,635	$24	$115	$20,240
Mid	14,352	2,992	1,312	392	19,048
Low	8,135	2,802	1,873	330	13,140
Total	$40,953	$7,429	$3,209	$837	$52,428
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

	March 31, 2022	December 31, 2021

	(in thousands)
Degree Program Segment deferred revenue	$24,921	$3,462
Alternative Credential Segment deferred revenue	96,296	88,464
Total contract liabilities	$121,217	$91,926
For the Degree Program Segment, revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.4 million and $1.7 million, respectively.
For the Alternative Credential Segment, revenue recognized in this segment during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $50.1 million and $55.9 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. For each of the three months ended March 31, 2022 and 2021, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
14.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $9.6 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s accrued but unpaid capital expenditures were $2.9 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, and our other filings with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Unless the context otherwise requires, all references to “we,” “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality educational opportunities that unlock human potential. In November 2021, we acquired substantially all of the assets of edX Inc. (the “edX Acquisition”), including the edX brand, website and marketplace. As a result of the edX Acquisition, we expanded our digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 44 million registered learners.
Following the completion of the edX Acquisition, we now serve more than 230 top-ranked global universities and other leading institutions, and offer more than 4,000 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
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
We continue to closely monitor the impact of the COVID-19 pandemic on our business. The pandemic initially accelerated the need for online learning and training, but has also created new and different demand dynamics in the market. At the beginning of the pandemic, we experienced increased demand from new and existing university clients and students as universities moved classes online. More recently, we have seen some of these pandemic-related trends subside in certain areas of our business. We have experienced fluctuations in our student retention rates, student enrollments and in our marketing costs. In particular, our marketing costs began to increase in the second half of 2021 as the COVID-19 pandemic began to taper and have since decreased slightly in 2022. In addition, during the past year, competition for talent has increased, resulting in higher employee turnover and additional costs to attract and retain employees.
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

Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended March 31, 2022 and 2021
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended March 31,
	2022		2021		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$253,329	100.0%	$232,473	100.0%	$20,856	9.0%
Costs and expenses
Curriculum and teaching	33,230	13.1	33,148	14.3	82	0.2
Servicing and support	39,624	15.6	33,184	14.3	6,440	19.4
Technology and content development	51,057	20.2	42,924	18.5	8,133	18.9
Marketing and sales	130,982	51.7	113,237	48.7	17,745	15.7
General and administrative	51,022	20.1	47,112	20.3	3,910	8.3
Impairment charges	58,782	23.2	—	—	58,782	*
Total costs and expenses	364,697	143.9	269,605	116.1	95,092	35.3
Loss from operations	(111,368)	(43.9)	(37,132)	(16.1)	(74,236)	199.9
Interest income	257	0.1	362	0.2	(105)	29.1
Interest expense	(13,890)	(5.5)	(7,881)	(3.4)	(6,009)	76.3
Other expense, net	(1,030)	(0.4)	(915)	(0.4)	(115)	12.5
Loss before income taxes	(126,031)	(49.7)	(45,566)	(19.7)	(80,465)	176.6
Income tax benefit	251	0.1	2	—	249	*
Net loss	$(125,780)	(49.6)%	$(45,564)	(19.7)%	$(80,216)	176.1%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended March 31, 2022 increased $20.9 million, or 9.0%, to $253.3 million as compared to $232.5 million in 2021. This increase includes $10.9 million from edX, acquired in the fourth quarter of 2021. Revenue from our Degree Program Segment increased $8.3 million, or 5.7%, primarily due an increase in FCE enrollments of 2,602, or 4.3% and a 1.3% increase in average revenue per FCE enrollment, from $2,431 to $2,462. Revenue from our Alternative Credential Segment increased $12.6 million, or 14.5%, primarily due to a $8.2 million increase in revenue from the addition of edX offerings and an increase in FCE enrollments of 1,586, or 7.5%, partially offset by a 2.3% decrease in average revenue per FCE enrollment, from $4,108 to $4,012.
Curriculum and Teaching. Curriculum and teaching expense for the three months ended March 31, 2022 was $33.2 million, which was comparable to the three months ended March 31, 2021.
Servicing and Support. Servicing and support expense increased $6.4 million, or 19.4%, to $39.6 million as compared to $33.2 million in 2021. This increase includes $2.7 million of operating expense from edX. The remaining increase was primarily due to a $2.3 million increase in personnel and personnel-related expense and a $1.4 million increase in other student support costs to serve a greater number of students.
Technology and Content Development. Technology and content development expense increased $8.2 million, or 18.9%, to $51.1 million as compared to $42.9 million in 2021. This increase includes $4.8 million of operating expense from edX. The remaining increase was primarily due to a $3.0 million increase in depreciation and amortization expense.
Marketing and Sales. Marketing and sales expense increased $17.8 million, or 15.7%, to $131.0 million as compared to $113.2 million in 2021. This increase includes $7.8 million of operating expense from edX. The remaining increase was primarily due to a $8.6 million increase in marketing expense to support our revenue growth and a $2.5 million increase in depreciation and amortization expense primarily related to amortization of acquired trade names. These increases were partially offset by a $1.1 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense increased $3.9 million, or 8.3%, to $51.0 million as compared to $47.1 million in 2021. This increase includes $2.6 million of operating expense from edX. The remaining increase was primarily due to a $2.5 million increase in litigation-related expense and a $1.5 million increase in transaction and integration expense. These increases were partially offset by a $3.3 million decrease in personnel and personnel-related expense.
Impairment Charges. During the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively.
Net Interest Income (Expense). Net interest expense increased $6.1 million, or 81.3%, to $13.6 million as compared to $7.5 million in 2021. This increase was primarily due to an $11.0 million increase in interest expense incurred under our Amended Term Loan Facility, which we entered into in June 2021 and amended in November 2021. This increase was partially offset by a $4.9 million decrease in interest expense due to the adoption of ASU 2020-06, which eliminated the amortization of the debt discount previously associated with the Notes.
Other Expense, Net. Other expense, net was $1.0 million for the three months ended March 31, 2022, as compared to $0.9 million for the three months ended March 31, 2021. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended March 31, 2022, we recognized an income tax benefit of $0.3 million, and our effective tax rate was less than 1%. For the three months ended March 31, 2021, we recognized an income tax benefit of less than $0.1 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

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
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net loss	$(125,780)	$(45,564)
Adjustments:
Stock-based compensation expense	24,424	24,947
Other expense, net	1,030	915
Net interest expense	13,633	7,519
Income tax benefit	(251)	(2)
Depreciation and amortization expense	34,415	24,987
Impairment charges	58,782	—
Other*	6,027	946
Total adjustments	138,060	59,312
Total segment profitability	$12,280	$13,748

*
Includes (i) transaction and integration expense of $2.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, (ii) restructuring-related expense of $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and (iii) stockholder activism and litigation-related expense of $2.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 and 2021
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$154,167	$145,875	$8,292	5.7%
Alternative Credential Segment	99,162	86,598	12,564	14.5
Total revenue	$253,329	$232,473	$20,856	9.0%

Segment profitability
Degree Program Segment	$35,818	$25,888	$9,930	38.4%
Alternative Credential Segment	(23,538)	(12,140)	(11,398)	93.9
Total segment profitability	$12,280	$13,748	$(1,468)	(10.7)%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended March 31, 2022 and 2021.
Degree Program Segment profitability increased $9.9 million, or 38.4%, to $35.8 million as compared to $25.9 million in 2021. This increase was primarily due to revenue growth of $8.3 million, including $2.7 million from the addition of edX offerings and operational efficiency initiatives.
Alternative Credential Segment profitability decreased $11.4 million, or 93.9%, to $(23.5) million as compared to $(12.1) million in 2021. This decrease was primarily due to higher operating expenses, including $18.0 million of operating expense from edX, partially offset by revenue growth of $12.6 million, including $8.2 million from the addition of edX offerings.
Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $216.6 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of March 31, 2022, the conditions allowing holders of the Notes to convert had not been met and we have the right under the Indenture to determine the method of settlement at the time of conversion, and the Notes, therefore, are classified as a non-current on the condensed consolidated balance sheets. Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.
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
In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (“the Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “Term Loan Facilities”), which have an initial maturity date of December 28, 2024. Loans under this facility bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. We used the proceeds of the Term Loan Facilities to fund a portion of the edX Acquisition and to pay related costs, fees and expenses. On November 4, 2021, we entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facility”) primarily to provide for an incremental facility to us in an original principal amount of $100 million. The proceeds of the Amended Term Loan Facility may be used for general corporate purposes. Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Amended Term Loan Facility.
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
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the three months ended March 31, 2022 and 2021, our capital asset additions were $22.2 million and $16.5 million, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Three Months Ended March 31,
	2022	2021

Net cash (used in) provided by operating activities	$(66)	$7,627
Net cash used in investing activities	(14,296)	(15,057)
Net cash used in financing activities	(1,914)	(6,348)
Effect of exchange rate changes on cash	(36)	(32)
Net decrease in cash, cash equivalents and restricted cash	$(16,312)	$(13,810)
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, adjusted for non-cash expense items such as depreciation and amortization expense and stock-based compensation expense.
The following sections set forth the components of our $0.1 million of cash used in operating activities during the three months ended March 31, 2022.

Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the three months ended March 31, 2022 (in thousands):

Net loss	$(125,780)
Non-cash interest expense	4,254
Depreciation and amortization expense	34,415
Stock-based compensation expense	24,424
Non-cash lease expense	5,750
Provision for credit losses	2,350
Impairment charges	58,782
Other	1,378
Net income (adjusted for non-cash charges)	$5,573
Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash used from changes in operating assets and liabilities during the three months ended March 31, 2022 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(13,218)
Cash used in prepaid expenses, other assets, and other liabilities, net	(10,091)
Cash used in accounts payable and accrued expenses	(11,944)
Cash provided by deferred revenue	29,614
Net cash used from changes in operating assets and liabilities	$(5,639)
From December 31, 2021 to March 31, 2022:
•Accounts receivable, net and other receivables, net increased $13.2 million and deferred revenue increased $29.6 million. These increases were primarily due to the timing of our Degree Program Segment clients’ academic terms.
•Accounts payable and accrued expenses decreased $11.9 million, primarily due to the payment of performance-based annual bonuses during the three months ended March 31, 2022, partially offset by a higher accrual for marketing expense.
•Other liabilities decreased $8.7 million primarily due to a decrease in our lease liability.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the three months ended March 31, 2022, net cash used in investing activities was $14.3 million. This use of cash was driven by cash outflows of $17.5 million for the addition of amortizable intangible assets and $1.8 million for purchases of property and equipment, partially offset by a purchase price adjustment related to a change in net working capital which reduced the preliminary purchase price of the edX Acquisition by $5.0 million.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units and the exercise of stock options.
During the three months ended March 31, 2022, net cash used in financing activities was $1.9 million. This use of cash was driven by cash outflows of $1.9 million for quarterly amortization payments on our Amended Term Loan Facility and $0.9 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by a cash inflow of $0.9 million from cash proceeds received from the exercise of stock options.

Critical Accounting Policies and Estimates
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
Receivables, Contract Assets and Liabilities
Balance sheet items related to contracts consist of accounts receivable, net, other receivables, net and deferred revenue on our condensed consolidated balance sheets. Accounts receivable, net includes trade accounts receivable, which are comprised of billed and unbilled revenue. Our trade accounts receivable balances have terms of less than one year. Accounts receivable, net is stated at amortized cost net of provision for credit losses. Our methodology to measure the provision for credit losses requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include current market conditions, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. Our estimates are reviewed and revised periodically based on the ongoing evaluation of credit quality indicators. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates.
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
Business Combinations
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on our condensed consolidated financial statements from the acquisition date.
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
On November 16, 2021, we completed the edX Acquisition for a preliminary purchase price of $773 million. Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this transaction.
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
The content development costs that qualify for capitalization are third-party direct costs, such as videography, editing and other services associated with creating digital content. Additionally, we capitalize internal payroll and payroll-related expenses incurred to create and produce videos and other digital content utilized in the university clients’ offerings for delivery via our online learning platform. Capitalization ends when content has been fully developed by both us and the university client, at which time amortization of the capitalized content development begins. The capitalized costs for each offering are recorded on a course-by-course basis and included in amortizable intangible assets, net on our condensed consolidated balance sheets. These amounts are amortized using the straight-line method over the estimated useful life of the respective course, which is generally four to five years. The estimated useful life corresponds with the planned curriculum refresh rate. This refresh rate is consistent with expected curriculum refresh rates as cited by faculty members for similar on-campus offerings.
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

Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result. As of March 31, 2022 and December 31, 2021, the goodwill balance was $804.6 million and $834.5 million, respectively, and the indefinite-lived intangible asset balance was $225.0 million and $255.0 million, respectively. Refer to Note 4 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this transaction and for more information regarding goodwill and our indefinite-lived intangible asset.
Other Indefinite-lived Intangible Assets
Our indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name.
Interim Impairment Assessment
During the first quarter of 2022, we experienced a significant decline in our market capitalization, which management deemed a triggering event related to goodwill and our indefinite-lived intangible asset. As a result, we performed an interim impairment assessment as of March 1, 2022 and determined the carrying value for one of our reporting units within the Alternative Credential segment and the carrying value of our indefinite-lived intangible asset exceeded their respective estimated fair values. As a result, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. These charges are included within operating expense within our condensed consolidated statements of operations. The estimated fair values of the remaining reporting units exceeded their respective carrying values by approximately 10% or more.
We utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and the income-based approach to determine the fair value of its long-lived intangible asset. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
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
For the Degree Program Segment, FCE enrollments and average revenue per FCE enrollment include enrollments and revenue from edX bachelor’s and master’s degree offerings. For the Alternative Credential Segment, FCE enrollments and average revenue per FCE enrollment exclude enrollments and revenue from edX offerings due to the large number of learners taking free or low-cost courses. We believe excluding the impact of these enrollments and revenue is useful to investors because it facilitates a period-to-period comparison.
The following table presents the FCE enrollments and average revenue per FCE enrollment in our Degree Program Segment and Alternative Credential Segment for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

Degree Program Segment*
FCE enrollments	62,609	60,007
Average revenue per FCE enrollment	$2,462	$2,431
Alternative Credential Segment**
FCE enrollments	22,664	21,078
Average revenue per FCE enrollment	$4,012	$4,108

*
FCE enrollments and average revenue per FCE include enrollments in edX degree offerings and revenue from these offerings of $2.7 million and $0.0 million, for the three months ended March 31, 2022 and 2021, respectively.

**
FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $8.2 million and $0.0 million, for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net loss	$(125,780)	$(45,564)
Adjustments:
Stock-based compensation expense	24,424	24,947
Other expense, net	1,030	915
Net interest expense	13,633	7,519
Income tax benefit	(251)	(2)
Depreciation and amortization expense	34,415	24,987
Impairment charges	58,782	—
Other*	6,027	946
Total adjustments	138,060	59,312
Adjusted EBITDA	$12,280	$13,748

*
Includes (i) transaction and integration expense of $2.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, (ii) restructuring-related expense of $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and (iii) stockholder activism and litigation-related expense of $2.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
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
For the three months ended March 31, 2022 and 2021, our foreign currency translation adjustment was a loss of $7.3 million and a gain of $0.8 million, respectively.
For the three months ended March 31, 2022 and 2021, we recognized foreign currency exchange losses of $1.3 million and $0.9 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended March 31, 2022 was 11% and 5% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended March 31, 2021 was 13% and 7% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.

Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the three months ended March 31, 2022 and 2021, however, our business could be affected by inflation in the future. Inflation is showing signs of acceleration in the U.S. and globally. We continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022 at a reasonable assurance level. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 includes all of the Company’s consolidated operations except for, as permitted by SEC guidance for newly acquired businesses, those disclosure controls and procedures of edX that are subsumed by internal control over financial reporting. We acquired edX on November 16, 2021 and their results of operations are included in our financial statements effective with the fourth quarter of 2021. As of March 31, 2022, the assets acquired in the edX acquisition constituted approximately 2% of the Company’s consolidated assets and revenues constituted approximately 4% of the Company’s revenues for the three months ended March 31, 2022. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
As part of our ongoing integration activities related to the edX Acquisition, we continue to implement our controls and procedures and augment our controls to reflect the risks inherent in the acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, we made no changes in internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 6 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, certain risks to our business from the impact of the impairment of certain intangible assets and goodwill are set forth below.
The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact and affect our net income and shareholders’ equity
When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. We review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. During the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively.

Future declines in the results of our acquisitions and other factors could cause us to record an impairment of all or a portion of the relevant goodwill in the future. We may not be able to achieve our business targets for businesses we previously acquired or will acquire in the future, which could result in our incurring additional goodwill and other intangible assets impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another impairment analysis, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets based on the quantitative assessment performed.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	April 4, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	April 4, 2014

10.1†	Separation, Consulting and Release Agreement, dated as of April 15, 2022, by and between 2U, Inc. and John Ellis.	8-K	001-36376	10.1	April 15, 2022

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

May 10, 2022	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

May 10, 2022	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer