Form 10-Q
period 2022-06-30
2U, Inc.
filed 2022-07-28
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of July 25, 2022, there were 77,485,216 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•the timing, structure and expected impact of our 2022 Strategic Realignment Plan and the estimated savings and amounts expected to be incurred in connection therewith;
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$220,807	$232,932
Restricted cash	16,978	16,977
Accounts receivable, net	69,844	67,287
Other receivables, net	30,938	29,439
Prepaid expenses and other assets	80,400	47,217
Total current assets	418,967	393,852
Other receivables, net, non-current	21,284	21,568
Property and equipment, net	50,731	48,650
Right-of-use assets	71,282	76,841
Goodwill	788,021	834,539
Intangible assets, net	611,886	665,523
Other assets, non-current	71,063	68,033
Total assets	$2,033,234	$2,109,006
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$150,081	$164,723
Deferred revenue	132,472	91,926
Lease liability	11,934	13,985
Accrued restructuring liability	16,385	1,735
Other current liabilities	93,089	61,138
Total current liabilities	403,961	333,507
Long-term debt	927,746	845,316
Deferred tax liabilities, net	1,142	1,726
Lease liability, non-current	94,094	98,666
Other liabilities, non-current	641	636
Total liabilities	1,427,584	1,279,851
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 77,219,835 shares issued and outstanding as of June 30, 2022; 75,754,663 shares issued and outstanding as of December 31, 2021	77	76
Additional paid-in capital	1,668,282	1,735,628
Accumulated deficit	(1,046,453)	(890,638)
Accumulated other comprehensive loss	(16,256)	(15,911)
Total stockholders’ equity	605,650	829,155
Total liabilities and stockholders’ equity	$2,033,234	$2,109,006
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$241,464	$237,209	$494,793	$469,682
Costs and expenses
Curriculum and teaching	32,145	34,788	65,375	67,936
Servicing and support	37,061	34,865	76,685	68,049
Technology and content development	45,616	42,509	96,673	85,433
Marketing and sales	116,350	114,644	247,332	227,881
General and administrative	41,523	46,160	91,758	92,787
Restructuring charges	16,753	1,334	17,540	1,819
Impairment charges	—	—	58,782	—
Total costs and expenses	289,448	274,300	654,145	543,905
Loss from operations	(47,984)	(37,091)	(159,352)	(74,223)
Interest income	241	352	498	714
Interest expense	(13,906)	(8,188)	(27,796)	(16,069)
Loss on debt extinguishment	—	(1,101)	—	(1,101)
Other income (expense), net	(1,367)	24,070	(2,397)	23,155
Loss before income taxes	(63,016)	(21,958)	(189,047)	(67,524)
Income tax benefit	164	127	415	129
Net loss	$(62,852)	$(21,831)	$(188,632)	$(67,395)
Net loss per share, basic and diluted	$(0.82)	$(0.29)	$(2.46)	$(0.91)
Weighted-average shares of common stock outstanding, basic and diluted	77,059,157	74,421,911	76,667,681	74,051,220
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(7,674)	2,977	(345)	2,172
Comprehensive loss	$(70,526)	$(18,854)	$(188,977)	$(65,223)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	75,754,663	$76	$1,735,628	$(890,638)	$(15,911)	$829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	577,416	1	(920)	—	—	(919)
Exercise of stock options	284,455	—	875	—	—	875
Stock-based compensation expense	—	—	24,424	—	—	24,424
Net loss	—	—	—	(125,780)	—	(125,780)
Foreign currency translation adjustment	—	—	—	—	7,329	7,329
Balance, March 31, 2022	76,616,534	$77	$1,645,456	$(983,601)	$(8,582)	$653,350
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	464,984	—	(822)	—	—	(822)
Exercise of stock options	2,278	—	17	—	—	17
Issuance of common stock in connection with employee stock purchase plan	136,039	—	1,282	—	—	1,282
Stock-based compensation expense	—	—	22,349	—	—	22,349
Net loss	—	—	—	(62,852)	—	(62,852)
Foreign currency translation adjustment	—	—	—	—	(7,674)	(7,674)
Balance, June 30, 2022	77,219,835	$77	$1,668,282	$(1,046,453)	$(16,256)	$605,650

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	72,451,521	$72	$1,646,574	$(695,872)	$(9,784)	$940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,404,971	2	(12,615)	—	—	(12,613)
Exercise of stock options	181,716	—	3,533	—	—	3,533
Stock-based compensation expense	—	—	24,947	—	—	24,947
Net loss	—	—	—	(45,564)	—	(45,564)
Foreign currency translation adjustment	—	—	—	—	(805)	(805)
Balance, March 31, 2021	74,038,208	$74	$1,662,439	$(741,436)	$(10,589)	$910,488
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	390,976	1	(1,502)	—	—	(1,501)
Exercise of stock options	28,263	—	737	—	—	737
Issuance of common stock in connection with employee stock purchase plan	50,406	—	1,773	—	—	1,773
Stock-based compensation expense	—	—	24,776	—	—	24,776
Net loss	—	—		(21,831)	—	(21,831)
Foreign currency translation adjustment	—	—	—	—	2,977	2,977
Balance, June 30, 2021	74,507,853	$75	$1,688,223	$(763,267)	$(7,612)	$917,419

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(188,632)	$(67,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest expense	5,664	11,447
Depreciation and amortization expense	65,757	51,409
Stock-based compensation expense	46,773	49,723
Non-cash lease expense	11,405	8,644
Provision for credit losses	4,610	3,551
Loss on debt extinguishment	—	1,101
Gain on sale of investment	—	(27,875)
Impairment charges	58,782	—
Other	2,920	1,759
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(6,632)	(58,847)
Other receivables, net	(2,790)	(14,738)
Prepaid expenses and other assets	2,585	(1,030)
Accounts payable and accrued expenses	3,484	15,888
Deferred revenue	45,549	34,697
Other liabilities, net	(20,831)	(10,528)
Net cash provided by (used in) operating activities	28,644	(2,194)
Cash flows from investing activities
Purchase of a business, net of cash acquired	5,010	—
Additions of amortizable intangible assets	(34,854)	(29,867)
Purchases of property and equipment	(5,218)	(2,452)
Purchase of investment	—	(1,000)
Proceeds from sale of investment	—	37,875
Advances made to university clients	(310)	—
Advances repaid by university clients	200	200
Other	(7)	56
Net cash (used in) provided by investing activities	(35,179)	4,812
Cash flows from financing activities
Proceeds from debt	385	469,595
Payments on debt	(3,793)	(703)
Payment of debt issuance costs	—	(10,258)
Tax withholding payments associated with settlement of restricted stock units	(1,741)	(14,114)
Proceeds from exercise of stock options	892	4,270
Proceeds from employee stock purchase plan share purchases	1,282	1,773
Net cash (used in) provided by financing activities	(2,975)	450,563
Effect of exchange rate changes on cash	(2,614)	(713)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,124)	452,468
Cash, cash equivalents and restricted cash, beginning of period	249,909	518,866
Cash, cash equivalents and restricted cash, end of period	$237,785	$971,334

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is an online education platform company. The Company’s mission is to expand access to high-quality educational opportunities that unlock human potential.
On November 16, 2021, the Company completed the acquisition of edX (the “edX Acquisition”), including the edX brand, website, and marketplace. As a result of the edX Acquisition, the Company expanded its digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 45 million registered learners. Refer to Note 3 for further information about the edX Acquisition.
The Company serves more than 230 top-ranked global universities and other leading institutions, and offers more than 4,000 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs. edX is the primary brand for the Company’s products and services and edx.org operates as its global online learning marketplace.
The Company is positioned as one of the world’s most comprehensive free-to-degree online learning platforms. The Company believes its platform and robust consumer marketplace provide clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education offerings without the barriers of cost or location.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2022 and 2021 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
Reclassifications
The Company has reclassified prior period amounts in the condensed consolidated statements of cash flows to conform to the current period’s presentation of other receivables. The Company reclassified $14.7 million from changes in prepaid

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

expenses and other assets to changes in other receivables. This reclassification had no impact on the previously reported operating cash flows. The Company has reclassified certain other prior period amounts in the consolidation statements of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported operating, financing, or financing cash flows.
The Company has reclassified prior period amounts in the condensed consolidated balance sheet and condensed consolidated statement of operations to conform to the current period’s presentation restructuring charges. The Company reclassified $1.7 million from accounts payable and accrued liabilities to accrued restructuring liability. In addition, the Company reclassified $1.3 million and $1.8 million from general and administrative expense to restructuring charges for the three and six months ended June 30, 2021, respectively.
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than than the Company’s convertible senior notes, each approximated their fair values as of June 30, 2022 and December 31, 2021. Refer to Note 9 for more information regarding the Company’s convertible senior notes.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Interim Impairment Assessment
During the first quarter of 2022, the Company experienced a significant decline in its market capitalization, which management deemed a triggering event related to goodwill and its indefinite-lived intangible asset. As a result, the Company performed an interim impairment assessment as of March 1, 2022 and determined the carrying value for one of the reporting units within the Company’s Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair values. As a result, during the three months ended March 31, 2022, the Company recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively, both within the Company’s Alternative Credential Segment. These charges are included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair values of the remaining reporting units exceeded their respective carrying values by approximately 10% or more.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and the income-based approach to determine the fair value of its long-lived intangible asset. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section above. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
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
In March 2022, the FASB issued ASU No 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhances the disclosure requirements for certain loan refinancings when borrowers are experiencing financial difficulty. In addition, the ASU requires the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
The total preliminary purchase price was $773.0 million in cash consideration, of which $23.0 million was distributed to an escrow account to satisfy indemnification claims and purchase price adjustments, as applicable. During the six months ended June 30, 2022, the Company recorded working capital adjustments of $5.0 million, reducing the preliminary purchase price to $768.0 million. In addition, the Company adjusted its preliminary valuation of acquired assets and assumed liabilities based upon new information that was received pertaining to acquisition date fair values.
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
The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed and reflects the measurement period adjustments recorded during the six months ended June 30, 2022:

	Estimated Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$11,901
Accounts receivable		6,608
Prepaid expenses and other assets		13,098
Property and equipment, net		529
Right-of-use assets		2,355
Other assets, non-current		572
Accounts payable and accrued expenses		(16,095)
Deferred revenue		(10,962)
Lease liability		(2,512)
Other liabilities		(33,235)
Intangible assets:
Developed technology	3	15,400
University client relationships	10	104,000
Enterprise client relationships	10	14,300
Trade names	indefinite	255,000
Goodwill		407,050
		$768,009

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company’s unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the date indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the three and six months ended June 30, 2021, as if the acquisition of edX had occurred on January 1, 2020.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Pro forma revenue	$247,175	$492,994
Pro forma net loss	$(49,729)	$(123,991)
Pro forma net loss per share, basic and diluted	$(0.67)	$(1.67)

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2021	Allocations	Adjustments	Impairment Charges	Foreign Currency Translation Adjustments	Balance as of June 30, 2022

	(in thousands)
Degree Program Segment
Gross goodwill	$—	$198,378	$(5,519)	$—	$—	$192,859
Accumulated impairments	—	—	—	—	—	—
Net goodwill	—	198,378	(5,519)	—	—	192,859

Alternative Credential Segment
Gross goodwill	$481,366	$225,174	$(10,983)	$—	$(1,234)	$694,323
Accumulated impairments	(70,379)	—	—	(28,782)	—	(99,161)
Net goodwill	410,987	225,174	(10,983)	(28,782)	(1,234)	595,162

Unallocated goodwill	$423,552	$(423,552)	$—	$—	$—	$—

Total
Gross goodwill	$904,918	$—	$(16,502)	$—	$(1,234)	$887,182
Accumulated impairments	(70,379)	—	—	(28,782)	—	(99,161)
Net goodwill	$834,539	$—	$(16,502)	$(28,782)	$(1,234)	$788,021
During the first quarter of 2022, the Company completed the allocation of the preliminary goodwill balance resulting from the edX Acquisition to the Company’s reporting units. The goodwill was assigned to the reporting units that are expected to drive synergies from the acquisition, which is each of the Company’s four reporting units. In addition, during the six months ended June 30, 2022, the Company recorded working capital adjustments of $5.0 million, adjustments to the preliminary valuation of acquired assets and assumed liabilities of edX of $11.5 million, and a goodwill impairment charge of $28.8 million. Refer to Note 2 for further information about the goodwill impairment charge.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following tables present the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		June 30, 2022			December 31, 2021
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Definite-lived intangible assets
Capitalized technology	3-5	$209,976	$(117,948)	$92,028	$199,766	$(112,357)	$87,409
Capitalized content development	4-5	258,285	(152,311)	105,974	243,687	(125,599)	118,088
University client relationships	9-10	211,171	(45,285)	165,886	211,680	(34,995)	176,685
Enterprise client relationships	10	14,300	(1,073)	13,227	14,300	(179)	14,121
Trade names and domain names	5-10	28,981	(19,210)	9,771	27,161	(12,941)	14,220
Total definite-lived intangible assets		$722,713	$(335,827)	$386,886	$696,594	$(286,071)	$410,523

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount

	(in thousands)
Indefinite-lived intangible assets
Trade names	$255,000	$(30,000)	$225,000	$255,000	$—	$255,000
Total indefinite-lived intangible assets	$255,000	$(30,000)	$225,000	$255,000	$—	$255,000

*
During the three months ended March 31, 2022, the Company recorded a $30.0 million impairment charge related to its indefinite-lived intangible asset. Refer to Note 2 for further information about this impairment charge.

The amounts presented in the table above include $50.7 million and $46.3 million of in-process capitalized technology and content development as of June 30, 2022 and December 31, 2021, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $28.5 million and $23.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded amortization expense related to amortizable intangible assets of $59.9 million and $44.8 million for the six months ended June 30, 2022 and 2021, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of June 30, 2022.

Future Amortization Expense
(in thousands)
Remainder of 2022	$49,109
2023	79,764
2024	59,764
2025	41,022
2026	28,016
Thereafter	78,575
Total	$336,250

5.    Other Balance Sheet Details
Prepaid expenses and other assets
As of June 30, 2022 and December 31, 2021, the Company had balances of $23.6 million and $23.0 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of June 30, 2022 and December 31, 2021, the Company had balances of $8.6 million and $7.0 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $0.6 million and $0.6 million of such amortization for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $1.3 million and $1.1 million of such amortization for the six months ended June 30, 2022 and 2021, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2022	December 31, 2021

	(in thousands)
Accrued university and instructional staff compensation	$28,884	$36,806
Accrued marketing expenses	33,430	26,469
Accrued transaction and integration expenses	18,545	4,072
Accrued compensation and related benefits	40,549	49,143
Accounts payable and other accrued expenses	28,673	48,233
Total accounts payable and accrued expenses	$150,081	$164,723
For each of the three and six months ended June 30, 2022 and 2021, expenses related to the Company’s marketing and advertising efforts of its own brands were not material.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Current Liabilities
As of June 30, 2022 and December 31, 2021, the Company had balances of $19.3 million and $21.9 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represents proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 27, 2020 through December 31, 2020. In addition, the CARES Act provides eligible employers with an employee retention tax credit for employees whose services were impacted by COVID-19. As of June 30, 2022, the amount of payroll taxes subject to deferred payment, net of employee retention tax credits of $0.5 million, was approximately $5.0 million. The balance is recorded within other current liabilities on the condensed consolidated balance sheets.

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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s board of directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss. On August 5, 2021, the court largely denied the defendants’ motion to dismiss. On February 18, 2022, the court stayed discovery until April 19, 2022, pending mediation. On April 28, 2022, the parties informed the court that they had reached a settlement in principle. On June 2, 2022, Plaintiffs filed a motion for preliminary approval of the class action settlement and accompanying documents. On June 23, 2022, the Court entered an order preliminarily approving the settlement. The settlement payment is being fully funded by the Company's insurers. The $37.0 million payable under the proposed settlement and the related insurance proceeds are recorded within other current liabilities and prepaid expenses and other assets, respectively, on the condensed consolidated balance sheets.
Stockholder Derivative Suits
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. On July 13, 2022, the Court granted the parties’ request to set a briefing schedule for defendants’ motion to dismiss. Defendants’ motion to dismiss is due on or before August 10, 2022. Plaintiff’s response is due on or before October 10, 2022. Defendants’ reply is due on or before November 9, 2022. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and the Company’s board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action. On June 30, 2022, the Court granted the parties’ request to set a briefing schedule for defendants’ motion to dismiss. Defendants’ motion to dismiss is

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

due on or before August 10, 2022. Plaintiff’s response is due on or before October 10, 2022. Defendants’ reply is due on or before November 9, 2022. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On November 30, 2020, Leo Shumacher filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer, and the Company’s board of directors in the Court of Chancery of the State of Delaware, with docket number 2020-1019-AGB. The complaint alleges claims for breaches of fiduciary duty and unjust enrichment, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On January 6, 2021, the court entered a joint stipulation staying the case pending resolution of the securities class action. On July 13, 2022, the Court granted the parties’ request to set a briefing schedule for defendants’ motion to dismiss. Defendants’ motion to dismiss is due on or before August 10, 2022. Plaintiff’s response is due on or before October 10, 2022. Defendants’ reply is due on or before November 9, 2022. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of June 30, 2022, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.    Restructuring Charges
2022 Strategic Realignment Plan
During the second quarter of 2022, the Company began implementing a plan to accelerate its transition to a platform company (the “2022 Strategic Realignment Plan”). The plan is designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, the Company expects to optimize marketing spend, simplify the current executive structure to reduce silos, reduce employee headcount, and rationalize its real estate footprint.
The Company anticipates the headcount reductions to be completed in the third quarter of 2022 while the remainder of the plan is expected to be completed by the end of 2022. The Company anticipates that we will incur restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. The Company recorded $15.8 million in restructuring charges related to the 2022 Strategic Realignment Plan for each of the three and six months ended June 30, 2022. The majority of the estimated remaining restructuring charges relate to planned office closures expected to be completed by December 31, 2022, and will be recognized as expense over the remaining lease terms ranging from 1 to 9 years.
The following table presents restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$8,772	$6,431	$8,772	$6,431
Professional and other fees relating to restructuring activities	554	—	554	—
	9,326	6,431	9,326	6,431

Other restructuring charges*	926	70	1,615	168
Total restructuring charges	$10,252	$6,501	$10,941	$6,599

*	Includes severance and severance-related costs and costs associated with the exit of facilities
The Company recorded restructuring charges of $1.3 million and $1.8 million for the three and six months ended June 30, 2021, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2021	Additional Costs	Cash Payments	Balance as of June 30, 2022

	(in thousands)
2022 Strategic Realignment Plan
Severance and severance-related costs	$—	$14,542	$—	$14,542
Professional and other fees relating to restructuring activities	—	554	—	554

Other severance and severance-related costs	1,735	728	(1,174)	1,289
Total restructuring	$1,735	$15,824	$(1,174)	$16,385

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
In October 2020, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in the United States. In October 2021, the Company entered into an agreement with the same party to sublease additional office space in the same facility. The agreements are coterminous. As of June 30, 2022, the subleases were classified as operating leases and each had a remaining term of 1.3 years, with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the term of the subleases as a reduction to expense incurred by the Company under the associated head lease.
In August 2021, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in Denver, Colorado, as part of its overall real estate management strategy. As of June 30, 2022, this sublease was classified as an operating lease and had a remaining term of 2.4 years with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated master lease. In connection with the execution of this agreement, the Company recognized a non-cash loss on sublease of $4.8 million in the third quarter of 2021.
The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Operating lease expense	$5,611	$4,345	$11,372	$8,627
Short-term lease expense	157	10	268	54
Variable lease expense	1,546	1,593	3,369	3,029
Sublease income	(228)	(56)	(456)	(110)
Total lease expense	$7,086	$5,892	$14,553	$11,600

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2022, for the Company’s operating leases, the weighted-average remaining lease term was 7.5 years and the weighted-average discount rate was 11.2%. For the six months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $13.1 million and $9.2 million, respectively. For each of the six months ended June 30, 2022 and 2021, lease liabilities arising from obtaining right-of use assets were $1.3 million and $11.3 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $4.0 million in aggregate.

June 30, 2022
(in thousands)
Remainder of 2022	$11,152
2023	21,960
2024	21,707
2025	17,890
2026	18,404
Thereafter	69,751
Total lease payments	160,864
Less: imputed interest	(54,836)
Total lease liability	$106,028
As of June 30, 2022, the Company had additional operating leases for facilities that have not yet commenced with future minimum lease payments of approximately $17.5 million. Each of these operating leases will commence during the fiscal year ending 2022 and have lease terms of approximately 6 to 8 years.

9.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2022	December 31, 2021

	(in thousands)
Term loan facilities	$569,498	$572,374
Convertible senior notes	380,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	3,891	4,423
Less: unamortized debt discount and issuance costs	(21,864)	(107,777)
Total debt	935,025	852,520
Less: current portion of long-term debt	(7,279)	(7,204)
Total long-term debt	$927,746	$845,316
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “Notes”), which had an estimated fair value of $322.7 million and $403.3 million as of June 30, 2022 and December 31, 2021, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
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
The associated effective interest rate of the Amended Term Loan Facility for each of the three and six months ended June 30, 2022 was approximately 8.00%. The associated interest expense was approximately $11.1 million and $22.2 million for the three and six months ended June 30, 2022, respectively.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The net carrying amount of the Notes consists of the following as of each of the dates indicated:

	June 30, 2022	December 31, 2021

	(in thousands)
Principal	$380,000	$380,000
Unamortized debt discount for conversion option	—	(83,609)
Unamortized issuance costs	(5,940)	(5,104)
Net carrying amount	$374,060	$291,287
Issuance costs are being amortized to interest expense over the contractual term of the Notes. Subsequent to the adoption of ASU 2020-06, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the Notes for the three months ended June 30, 2022 and 2021 was $2.7 million and $7.6 million, respectively. The interest expense related to the Notes for the six months ended June 30, 2022 and 2021 was $5.3 million and $15.2 million, respectively.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

•upon the occurrence of certain corporate events or distributions on the Company’s common stock, as provided in the Indenture;
•if the Company calls such Notes for redemption; and
•at any time from, and including, November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.
The initial conversion rate for the Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the Notes for redemption or the holders of the Notes electing to convert their Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. As of June 30, 2022, the if-converted value of the Notes did not exceed the principal amount.
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
As of June 30, 2022, the conditions allowing holders of the Notes to convert had not been met and the Company has the right under the Indenture to determine the method of settlement at the time of conversion. Therefore, the Notes are classified as non-current on the condensed consolidated balance sheets.
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
In January 2021, the Company amended its conditional loan agreement with the State of Maryland to modify the terms of the employment level thresholds and extend the maturity date to June 30, 2028. The interest expense related to these loans for the three and six months ended June 30, 2022 and 2021 was immaterial. As of June 30, 2022 and December 31, 2021, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.6 million and $0.5 million, respectively.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2022, the Company has entered into standby letters of credit totaling $16.2 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.
Future Principal Payments
Future principal payments under the Amended Term Loan Facility, the Notes, and the government grants, as of the date indicated are as follows:

June 30, 2022
(in thousands)
Remainder of 2022	$2,876
2023	5,753
2024	560,869
2025	380,000
2026	—
Thereafter*	3,500
Total future principal payments	$952,998

*	Amounts represent conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three and six months ended June 30, 2022 and 2021 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three and six months ended June 30, 2022 and 2021 was less than 1%. The Company’s income tax benefit for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. The Company’s income tax benefit for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.1 million, respectively. The income tax benefit is related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
11.    Stockholders’ Equity
Common Stock
As of June 30, 2022, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2022, there were 77,219,835 shares of common stock outstanding, and the Company had reserved a total of 31,098,418 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	5,477,279
Outstanding performance restricted stock units	2,515,924
Outstanding stock options	5,964,973
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	31,098,418
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2022, 379,670 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Curriculum and teaching	$49	$17	$96	$33
Servicing and support	4,321	3,964	8,680	7,813
Technology and content development	2,635	3,095	6,497	6,369
Marketing and sales	1,722	1,672	3,848	3,173
General and administrative	13,622	16,028	27,652	32,335
Total stock-based compensation expense	$22,349	$24,776	$46,773	$49,723
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2021	2,613,063	$32.29
Granted	4,176,272	10.63
Vested	(1,081,341)	28.17
Forfeited	(230,715)	22.68
Outstanding balance as of June 30, 2022	5,477,279	$16.99
The total compensation expense related to the unvested RSUs not yet recognized as of June 30, 2022 was $64.3 million, and will be recognized over a weighted-average period of approximately 2.0 years.
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
The following tables present a summary of (i) the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (ii) the Company’s PRSU activity for the period indicated. As of June 30, 2022 and December 31, 2021, there were 1.3 million and 1.0 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of June 30, 2022 and December 31, 2021, and have been excluded from the tables below. No PRSUs were granted during each of the three months ended June 30, 2022 and 2021.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Risk-free interest rate	0.39% – 1.88%	0.10% – 0.26%
Expected term (years)	1.00 – 3.00	1.00 – 3.00
Expected volatility	49% – 97%	85% – 89%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$18.67	$61.33

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2021	1,121,277	$48.62
Granted	2,081,647	16.63
Vested	(3,106)	40.74
Forfeited	(683,894)	52.98
Outstanding balance as of June 30, 2022	2,515,924	$21.46
The total compensation expense related to the unvested PRSUs not yet recognized as of June 30, 2022 was $23.8 million, and will be recognized over a weighted-average period of approximately 1.4 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over a three- or four-year period.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented. No stock options were granted during the six months ended June 30, 2021.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Risk-free interest rate	2.8% - 3.0%	1.9% - 3.0%
Expected term (years)	5.63 - 5.78	5.63 - 5.78
Expected volatility	75% - 77%	75% - 77%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$7.03	$6.99

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2021	3,477,439	$36.13	3.87	$16,246
Granted	3,043,789	10.76	8.86
Exercised	(286,733)	3.12	0.02
Forfeited	(227,384)	14.89
Expired	(42,138)	60.02
Outstanding balance as of June 30, 2022	5,964,973	25.41	6.58	1,806
Exercisable as of June 30, 2022	3,187,768	$34.69	3.93	$1,802
The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $3.2 million and $5.2 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of June 30, 2022 was $21.8 million, and will be recognized over a weighted-average period of approximately 2.5 years.
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

	Three and Six Months Ended June 30,
	2022	2021

Stock options	5,964,973	3,634,078
Restricted stock units	5,477,279	2,901,519
Performance restricted stock units	2,515,924	1,580,153
Shares related to convertible senior notes	13,443,374	13,443,374
Total antidilutive securities	27,401,550	21,559,124
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator (in thousands):
Net loss	$(62,852)	$(21,831)	$(188,632)	$(67,395)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	77,059,157	74,421,911	76,667,681	74,051,220
Net loss per share, basic and diluted	$(0.82)	$(0.29)	$(2.46)	$(0.91)

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
Significant Customers
For the three and six months ended June 30, 2022 and June 30, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of June 30, 2022, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $6.9 million, or approximately 10% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2021, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $9.8 million and $8.8 million, or approximately 14% and 13% of the Company’s consolidated accounts receivable, net balance, respectively.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$143,090	$146,214	$297,257	$292,089
Alternative Credential Segment	98,374	90,995	197,536	177,593
Total revenue	$241,464	$237,209	$494,793	$469,682

Segment profitability**
Degree Program Segment	$39,539	$27,973	$75,357	$53,861
Alternative Credential Segment	(17,637)	(10,861)	(41,175)	(23,001)
Total segment profitability	$21,902	$17,112	$34,182	$30,860

Segment profitability margin***
Degree Program Segment	27.6%	19.1%	25.4%	18.4%
Alternative Credential Segment	(17.9)	(11.9)	(20.8)	(13.0)
Total segment profitability margin	9.1%	7.2%	6.9%	6.6%

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three and six months ended June 30, 2022 and 2021.
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

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(62,852)	$(21,831)	$(188,632)	$(67,395)
Adjustments:
Stock-based compensation expense	22,349	24,776	46,773	49,723
Other (income) expense, net	1,367	(24,070)	2,397	(23,155)
Net interest expense	13,665	7,836	27,298	15,355
Income tax benefit	(164)	(127)	(415)	(129)
Depreciation and amortization expense	31,342	26,422	65,757	51,409
Impairment charges	—	—	58,782	—
Loss on debt extinguishment	—	1,101	—	1,101
Restructuring charges	16,753	1,334	17,540	1,819
Other*	(558)	1,671	4,682	2,132
Total adjustments	84,754	38,943	222,814	98,255
Total segment profitability	$21,902	$17,112	$34,182	$30,860

*
Includes (i) transaction and integration expense of $1.0 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $(1.6) million and zero for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	June 30, 2022	December 31, 2021

	(in thousands)
Total assets
Degree Program Segment	$525,076	$546,572
Alternative Credential Segment	1,508,158	1,562,434
Total assets	$2,033,234	$2,109,006

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $27.2 million and $26.3 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s non-U.S. revenue was $55.3 million and $49.4 million for the six months ended June 30, 2022 and 2021, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of June 30, 2022 and December 31, 2021 totaled approximately $3.5 million and $3.3 million, respectively.
14.    Receivables and Contract Liabilities
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

	June 30, 2022	December 31, 2021

	(in thousands)
Degree Program Segment accounts receivable	$21,177	$31,762
Degree Program Segment unbilled revenue	19,048	4,440
Alternative Credential Segment accounts receivable	44,221	42,771
Total	84,446	78,973
Less: Provision for credit losses	(14,602)	(11,686)
Trade accounts receivable, net	$69,844	$67,287
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$11,686
Current period provision	3,334
Foreign currency translation adjustments	(16)
Other	(402)
Balance as of June 30, 2022	$14,602
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	June 30, 2022	December 31, 2021

	(in thousands)
Other receivables, amortized cost	$54,919	$52,428
Less: Provision for credit losses	(2,697)	(1,421)
Other receivables, net	$52,222	$51,007
Other receivables, net, current	$30,938	$29,439
Other receivables, net, non-current	$21,284	$21,568
The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$1,421
Current period provision	1,276
Balance as of June 30, 2022	$2,697
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of June 30, 2022, 89% of other receivables, net due under extended payment plans were current.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	June 30, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$12,263	$7,760	$64	$21	$115	$20,223
Mid	12,122	7,457	910	1,345	392	22,226
Low	4,557	4,239	1,429	1,915	330	12,470
Total	$28,942	$19,456	$2,403	$3,281	$837	$54,919

	December 31, 2021
	Year of Origination
	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$18,466	$1,635	$24	$115	$20,240
Mid	14,352	2,992	1,312	392	19,048
Low	8,135	2,802	1,873	330	13,140
Total	$40,953	$7,429	$3,209	$837	$52,428
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

	June 30, 2022	December 31, 2021

	(in thousands)
Degree Program Segment deferred revenue	$38,303	$3,462
Alternative Credential Segment deferred revenue	94,169	88,464
Total contract liabilities	$132,472	$91,926
For the Degree Program Segment, during the three months ended June 30, 2022 and 2021 the Company recognized $0.1 million and no revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.4 million and $1.7 million, respectively.
For the Alternative Credential Segment, during the three months ended June 30, 2022 and 2021 the Company recognized $16.3 million and $16.0 million related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $66.5 million and $71.9 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. For each of the six months ended June 30, 2022 and 2021, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
15.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $23.5 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s accrued but unpaid capital expenditures were $4.7 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.

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
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality educational opportunities that unlock human potential. In November 2021, we acquired substantially all of the assets of edX Inc. (the “edX Acquisition”), including the edX brand, website and marketplace. As a result of the edX Acquisition, we expanded our digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 45 million registered learners.
We serve more than 230 top-ranked global universities and other leading institutions, and offer more than 4,000 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
We are positioned as one of the world’s most comprehensive free-to-degree online learning platforms. We believe our platform and robust consumer marketplace provide our clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education offerings without the barriers of cost or location.
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

Recent Developments
During the second quarter of 2022, we accelerated our planned transition to a platform company (the “2022 Strategic Realignment Plan”). This acceleration reflected our increasing confidence in our platform strategy combined with the macroeconomic environment that continued to be challenging. The plan is designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, we expect to optimize marketing spend, simplify the current executive structure to reduce silos, reduce employee headcount, and rationalize our real estate footprint. We anticipate the headcount reductions to be completed in the third quarter of 2022 while the remainder of the plan is expected to be completed by the end of 2022. We expect to generate marketing efficiency and approximately $70 million in annualized cost savings, primarily due to savings associated with headcount reduction and reduced real estate costs.
We anticipate that we will incur restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. We recorded $15.8 million in restructuring charges related to the 2022 Strategic Realignment Plan for each of the three and six months ended June 30, 2022. The majority of the estimated remaining restructuring charges relate to planned office closures expected to be completed by December 31, 2022, and will be recognized as expense over the remaining lease terms ranging from 1 to 9 years.
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
We continue to closely monitor the impact of the COVID-19 pandemic on our business. The pandemic initially accelerated the need for online learning and training, but has also created new and different demand dynamics in the market. At the beginning of the pandemic, we experienced increased demand from new and existing university clients and students as universities moved classes online. As the pandemic continues, we have seen some of these pandemic-related trends subside in certain areas of our business. We have experienced fluctuations in our student retention rates, student enrollments and in our marketing costs. In particular, our marketing costs began to increase in the second half of 2021 as the COVID-19 pandemic began to taper and have since decreased slightly in 2022. In addition, during the past year, competition for talent has increased, resulting in higher employee turnover and additional costs to attract and retain employees.
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
Restructuring charges
Restructuring charges consist of severance and severance-related costs, costs associated with the exit of facilities, and costs associated with professional services.
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

Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended June 30, 2022 and 2021
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended June 30,
	2022		2021		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$241,464	100.0%	$237,209	100.0%	$4,255	1.8%
Costs and expenses
Curriculum and teaching	32,145	13.3	34,788	14.7	(2,643)	7.6
Servicing and support	37,061	15.3	34,865	14.7	2,196	6.3
Technology and content development	45,616	18.9	42,509	17.9	3,107	7.3
Marketing and sales	116,350	48.2	114,644	48.3	1,706	1.5
General and administrative	41,523	17.2	46,160	19.5	(4,637)	10.0
Restructuring charges	16,753	6.9	1,334	0.6	15,419	*
Total costs and expenses	289,448	119.8	274,300	115.7	15,148	5.5
Loss from operations	(47,984)	(19.8)	(37,091)	(15.7)	(10,893)	29.4
Interest income	241	0.1	352	0.1	(111)	31.5
Interest expense	(13,906)	(5.8)	(8,188)	(3.5)	(5,718)	69.8
Loss on debt extinguishment	—	0.0	(1,101)	(0.5)	1,101	*
Other income (expense), net	(1,367)	(0.6)	24,070	10.1	(25,437)	105.7
Loss before income taxes	(63,016)	(26.1)	(21,958)	(9.5)	(41,058)	187.0
Income tax benefit	164	0.1	127	0.1	37	*
Net loss	$(62,852)	(26.0)%	$(21,831)	(9.4)%	$(41,021)	187.9%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended June 30, 2022 increased $4.3 million, or 1.8%, to $241.5 million as compared to $237.2 million in 2021. This increase includes $10.0 million from edX, acquired in the fourth quarter of 2021. Revenue from our Degree Program Segment decreased $3.1 million, or 2.1%, primarily due to a 1.9% decrease in average revenue per FCE enrollment, from $2,420 to $2,373. Revenue from our Alternative Credential Segment increased $7.4 million, or 8.1%, primarily due to a $7.1 million increase in revenue from the addition of edX offerings and a 1.2% increase in average revenue per FCE enrollment, from $3,843 to $3,891, partially offset by a decrease in FCE enrollments of 236, or 1.0%
Curriculum and Teaching. Curriculum and teaching expense decreased $2.6 million, or 7.6%, to $32.1 million as compared to $34.8 million in 2021. This decrease was primarily due to lower expense related to university clients resulting from lower revenue in certain offerings in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $2.2 million, or 6.3%, to $37.1 million as compared to $34.9 million in 2021. This increase includes $2.9 million of operating expense from edX. The remaining change was primarily due to a $2.0 million decrease in personnel and personnel-related expense, partially offset by a $1.3 million increase in other student support costs.
Technology and Content Development. Technology and content development expense increased $3.1 million, or 7.3%, to $45.6 million as compared to $42.5 million in 2021. This increase includes $5.1 million of operating expense from edX. The remaining change was primarily due to a $3.0 million decrease in personnel and personnel-related expense, partially offset by a $1.3 million increase in expenses to support our platform and software applications.

Marketing and Sales. Marketing and sales expense increased $1.7 million, or 1.5%, to $116.4 million as compared to $114.6 million in 2021. This increase includes $6.7 million of operating expense from edX. The remaining change was primarily due to a $3.5 million decrease in marketing expense and a $2.9 million decrease in personnel and personnel-related expense. These decreases were partially offset by a $1.1 million increase in depreciation and amortization expense.
General and Administrative. General and administrative expense decreased $4.6 million, or 10.0%, to $41.5 million as compared to $46.2 million in 2021. The three months ended June 30, 2022 includes $1.7 million of operating expense from edX. The remaining change was primarily due to a $4.5 million decrease in personnel and personnel-related expense and a $1.6 million decrease in litigation-related expense.
Restructuring Charges. Restructuring charges for the three months ended June 30, 2022 include $15.8 million in severance and severance-related expense attributable to the 2022 Strategic Realignment Plan.
Net Interest Income (Expense). Net interest expense increased $5.8 million, or 74.4%, to $13.7 million as compared to $7.8 million in 2021. This increase was primarily due to a $10.7 million increase in interest expense incurred under our term loan facility, which we entered into in June 2021 and amended in November 2021. This increase was partially offset by a $5.0 million decrease in interest expense due to the adoption of ASU 2020-06, which eliminated the amortization of the debt discount previously associated with the Notes.
Loss on Debt Extinguishment. The loss on debt extinguishment for the three months ended June 30, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021.
Other Income (Expense), Net. Other expense, net was $1.4 million for the three months ended June 30, 2022, as compared to other income, net of $24.1 million for the three months ended June 30, 2021. This change was primarily due to the gain recognized in connection with the sale of our investment in an education technology company during the three months ended June 30, 2021.
Income Tax Benefit. For the three months ended June 30, 2022, we recognized an income tax benefit of $0.2 million, and our effective tax rate was less than 1%. For the three months ended June 30, 2021, we recognized an income tax benefit of $0.1 million, and our effective tax rate was approximately 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Six Months Ended June 30, 2022 and 2021
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Six Months Ended June 30,
	2022		2021		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$494,793	100.0%	$469,682	100.0%	$25,111	5.3%
Costs and expenses
Curriculum and teaching	65,375	13.2	67,936	14.5	(2,561)	3.8
Servicing and support	76,685	15.5	68,049	14.5	8,636	12.7
Technology and content development	96,673	19.5	85,433	18.2	11,240	13.2
Marketing and sales	247,332	50.0	227,881	48.5	19,451	8.5
General and administrative	91,758	18.5	92,787	19.8	(1,029)	1.1
Restructuring charges	17,540	3.5	1,819	0.4	15,721	864.3
Impairment charges	58,782	11.9	—	—	58,782	*
Total costs and expenses	654,145	132.1	543,905	115.9	110,240	20.3
Loss from operations	(159,352)	(32.1)	(74,223)	(15.9)	(85,129)	114.7
Interest income	498	0.1	714	0.2	(216)	30.3
Interest expense	(27,796)	(5.6)	(16,069)	(3.4)	(11,727)	73.0
Loss on debt extinguishment	—	0.0	(1,101)	(0.2)	1,101	*
Other income (expense), net	(2,397)	(0.5)	23,155	4.9	(25,552)	110.4
Loss before income taxes	(189,047)	(38.1)	(67,524)	(14.4)	(121,523)	180.0
Income tax benefit	415	0.1	129	—	286	221.2
Net loss	$(188,632)	(38.0)%	$(67,395)	(14.4)%	$(121,237)	179.9%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the six months ended June 30, 2022 increased $25.1 million, or 5.3%, to $494.8 million as compared to $469.7 million in 2021.This increase includes $20.9 million from edX, acquired in the fourth quarter of 2021. Revenue from our Degree Program Segment increased $5.2 million, or 1.8%, primarily due to an increase in FCE enrollments of 2,476, or 2.1%, partially offset by a 0.3% decrease in average revenue per FCE enrollment, from $2,425 to $2,418. Revenue from our Alternative Credential Segment increased $19.9 million, or 11.2%, primarily due to a $15.4 million increase in revenue from the addition of edX offerings and an increase in FCE enrollments of 1,350, or 3.0%, partially offset by a 0.4% decrease in average revenue per FCE enrollment, from $3,968 to $3,951.
Curriculum and Teaching. Curriculum and teaching expense decreased $2.6 million, or 3.8%, to $65.4 million as compared to $67.9 million in 2021. This decrease was primarily due to lower expense related to university clients resulting from lower revenue in certain offerings in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $8.6 million, or 12.7%, to $76.7 million as compared to $68.0 million in 2021. This increase includes $5.7 million of operating expense from edX. The remaining increase was primarily due to a $2.7 million increase in other student support costs.
Technology and Content Development. Technology and content development expense increased $11.2 million, or 13.2%, to $96.7 million as compared to $85.4 million in 2021. This increase includes $9.9 million of operating expense from edX. The remaining increase was primarily due to a $2.4 million increase in depreciation and amortization expense and a $0.8 million increase in expenses to support our platform and software applications. These increases were partially offset by a $2.5 million decrease in personnel and personnel-related expense.
Marketing and Sales. Marketing and sales expense increased $19.5 million, or 8.5%, to $247.3 million as compared to $227.9 million in 2021. This increase includes $14.4 million of operating expense from edX. The remaining increase was primarily due to a $5.0 million increase in marketing expense and a $3.5 million increase in depreciation and amortization expense primarily related to amortization of acquired trade names. These increases were partially offset by a $4.0 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense decreased $1.0 million, or 1.1%, to $91.8 million as compared to $92.8 million in 2021. This includes $4.3 million of operating expense from edX. The remaining change is primarily due to a $7.8 million decrease in personnel and personnel-related expense, partially offset by a $1.3 million increase in provision for credit losses and a $1.0 million increase in transaction and integration expense.
Impairment Charges. In the first quarter of 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively.
Restructuring Charges. Restructuring charges for the six months ended June 30, 2022 include $15.8 million in severance and severance-related expense attributable to the 2022 Strategic Realignment Plan.
Net Interest Income (Expense). Net interest expense increased $11.9 million, or 77.8%, to $27.3 million as compared to $15.4 million in 2021. This increase was primarily due to a $21.7 million increase in interest expense incurred under our term loan facility, which we entered into in June 2021 and amended in November 2021. This increase was partially offset by a $9.9 million decrease in interest expense due to the adoption of ASU 2020-06, which eliminated the amortization of the debt discount previously associated with the Notes.
Loss on Debt Extinguishment. The loss on debt extinguishment for the six months ended June 30, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021.
Other Income (Expense), Net. Other expense, net was $2.4 million for the six months ended June 30, 2022, as compared to other income, net of $23.2 million for the six months ended June 30, 2021. This change was primarily due to the gain recognized in connection with the sale of our investment in an education technology company during the six months ended June 30, 2021.
Income Tax Benefit. For the six months ended June 30, 2022, we recognized an income tax benefit of $0.4 million, and our effective tax rate was less than 1%. For the six months ended June 30, 2021, we recognized an income tax benefit of $0.1 million, and our effective tax rate was approximately 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

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
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(62,852)	$(21,831)	$(188,632)	$(67,395)
Adjustments:
Stock-based compensation expense	22,349	24,776	46,773	49,723
Other (income) expense, net	1,367	(24,070)	2,397	(23,155)
Net interest expense	13,665	7,836	27,298	15,355
Income tax benefit	(164)	(127)	(415)	(129)
Depreciation and amortization expense	31,342	26,422	65,757	51,409
Loss on debt extinguishment	—	1,101	—	1,101
Impairment charges	—	—	58,782	—
Restructuring charges	16,753	1,334	17,540	1,819
Other*	(558)	1,671	4,682	2,132
Total adjustments	84,754	38,943	222,814	98,255
Total segment profitability	$21,902	$17,112	$34,182	$30,860

*
Includes (i) transaction and integration expense of $1.0 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $(1.6) million and zero for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

Three Months Ended June 30, 2022 and 2021
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended June 30,		Period-to-Period Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$143,090	$146,214	$(3,124)	(2.1)%
Alternative Credential Segment	98,374	90,995	7,379	8.1
Total revenue	$241,464	$237,209	$4,255	1.8%

Segment profitability
Degree Program Segment	$39,539	$27,973	$11,566	41.4%
Alternative Credential Segment	(17,637)	(10,861)	(6,776)	62.4
Total segment profitability	$21,902	$17,112	$4,790	28.0%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended June 30, 2022 and 2021.
Degree Program Segment profitability increased $11.6 million, or 41.4%, to $39.5 million as compared to $28.0 million in 2021. This increase was primarily due to operational efficiency initiatives and the implementation of the 2022 Strategic Realignment Plan.
Alternative Credential Segment profitability decreased $6.8 million, or 62.4%, to $(17.6) million as compared to $(10.9) million in 2021. This decrease was primarily due to higher operating expenses, including $17.1 million of operating expense from edX, partially offset by revenue growth of $7.4 million, including $7.1 million from the addition of edX offerings.
Six Months Ended June 30, 2022 and 2021
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Six Months Ended June 30,		Period-to-Period Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$297,257	$292,089	$5,168	1.8%
Alternative Credential Segment	197,536	177,593	19,943	11.2
Total revenue	$494,793	$469,682	$25,111	5.3%

Segment profitability
Degree Program Segment	$75,357	$53,861	$21,496	39.9%
Alternative Credential Segment	(41,175)	(23,001)	(18,174)	79.0
Total segment profitability	$34,182	$30,860	$3,322	10.8%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the six months ended June 30, 2022 and 2021.
Degree Program Segment profitability increased $21.5 million, or 39.9%, to $75.4 million as compared to $53.9 million in 2021. This increase was primarily due to revenue growth of $5.2 million and operational efficiency initiatives.
Alternative Credential Segment profitability decreased $18.2 million, or 79.0%, to $(41.2) million as compared to $(23.0) million in 2021. This decrease was primarily due to higher operating expenses, including $35.4 million of operating expense from edX, partially offset by revenue growth of $19.9 million, including $15.4 million from the addition of edX offerings.

Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $220.8 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of June 30, 2022, the conditions allowing holders of the Notes to convert had not been met and we have the right under the Indenture to determine the method of settlement at the time of conversion, and the Notes, therefore, are classified as a non-current on the condensed consolidated balance sheets. Refer to Note 9 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.
On April 23, 2020, we repaid our $250 million senior secured term loan facility in full (including interest and prepayment premium) and terminated our credit agreement with Owl Rock Capital Corporation. In connection with the extinguishment of our $250 million senior secured term loan facility, we recognized a charge of approximately $11.7 million in the second quarter of 2020.
On June 25, 2020, we entered into a $50 million credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provided for $50 million in revolving loans. In connection with entering into the Term Loan Agreement (as defined below) in June 2021, we terminated our $50 million credit agreement with Morgan Stanley Senior Funding, Inc. Refer to Note 9 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
On August 6, 2020, we sold 6,800,000 shares of our common stock to the public. We received net proceeds of $299.8 million, which we use for working capital and other general corporate purposes.
In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (“the Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “Term Loan Facilities”), which have an initial maturity date of December 28, 2024. Loans under this facility bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. We used the proceeds of the Term Loan Facilities to fund a portion of the edX Acquisition and to pay related costs, fees and expenses. On November 4, 2021, we entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facility”) primarily to provide for an incremental facility to us in an original principal amount of $100 million. The proceeds of the Amended Term Loan Facility may be used for general corporate purposes. Refer to Note 9 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Amended Term Loan Facility.
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
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the six months ended June 30, 2022 and 2021, our capital asset additions were $44.8 million and $32.1 million, respectively.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Six Months Ended June 30,
	2022	2021

Net cash provided by (used in) operating activities	$28,644	$(2,194)
Net cash (used in) provided by investing activities	(35,179)	4,812
Net cash (used in) provided by financing activities	(2,975)	450,563
Effect of exchange rate changes on cash	(2,614)	(713)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,124)	$452,468
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, adjusted for non-cash expense items such as depreciation and amortization expense, stock-based compensation expense and gain on sale of investment.
The following sections set forth the components of our $28.6 million of cash provided by operating activities during the six months ended June 30, 2022.
Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the six months ended June 30, 2022 thousands):

Net loss	$(188,632)
Non-cash interest expense	5,664
Depreciation and amortization expense	65,757
Stock-based compensation expense	46,773
Non-cash lease expense	11,405
Provision for credit losses	4,610
Impairment charges	58,782
Other	2,920
Net income (adjusted for non-cash charges)	$7,279

Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash provided by changes in operating assets and liabilities during the six months ended June 30, 2022 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(9,422)
Cash used in prepaid expenses, other assets, and other liabilities, net	(18,246)
Cash used in accounts payable and accrued expenses	3,484
Cash provided by deferred revenue	45,549
Net cash provided by changes in operating assets and liabilities	$21,365
From December 31, 2021 to June 30, 2022:
•Accounts receivable, net and other receivables, net increased $9.4 million and deferred revenue increased $45.5 million. These increases were primarily due to the timing of our Degree Program Segment clients’ academic terms.
•Accounts payable and accrued expenses increased $3.5 million, primarily due to accrued restructuring and restructuring-related charges of $16.8 million as of June 30, 2022, partially offset by a decrease in accrued compensation and other accounts payable.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the six months ended June 30, 2022, net cash used in investing activities was $35.2 million. This use of cash was driven by cash outflows of $34.9 million for the addition of amortizable intangible assets and $5.2 million for purchases of property and equipment, partially offset by a purchase price adjustment related to a change in net working capital which reduced the preliminary purchase price of the edX Acquisition by $5.0 million.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units and the exercise of stock options.
During the six months ended June 30, 2022, net cash used in financing activities was $3.0 million. This use of cash was driven by cash outflows of $3.8 million for quarterly amortization payments on our Amended Term Loan Facility and $1.7 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by a cash inflow of $2.2 million from cash proceeds received from employee stock purchase plan share purchases and the exercise of stock options.
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
Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result. As of June 30, 2022 and December 31, 2021, the goodwill balance was $788.0 million and $834.5 million, respectively, and the indefinite-lived intangible asset balance was $225.0 million and $255.0 million, respectively. Refer to Note 4 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this transaction and for more information regarding goodwill and our indefinite-lived intangible asset.
Other Indefinite-lived Intangible Assets
Our indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name.
Interim Impairment Assessment
During the first quarter of 2022, we experienced a significant decline in our market capitalization, which management deemed a triggering event related to goodwill and our indefinite-lived intangible asset. As a result, we performed an interim impairment assessment as of March 1, 2022 and determined the carrying value for one of our reporting units within the Alternative Credential segment and the carrying value of our indefinite-lived intangible asset exceeded their respective estimated fair values. As a result, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. These charges are included within operating expense on our condensed consolidated statements of operations. The estimated fair values of the remaining reporting units exceeded their respective carrying values by approximately 10% or more.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Degree Program Segment*
FCE enrollments	60,303	60,429	122,912	120,436
Average revenue per FCE enrollment	$2,373	$2,420	$2,418	$2,425
Alternative Credential Segment**
FCE enrollments	23,443	23,679	46,107	44,757
Average revenue per FCE enrollment	$3,891	$3,843	$3,951	$3,968

*
FCE enrollments and average revenue per FCE include enrollments in edX degree offerings and revenue from these offerings of $2.8 million and zero for the three months ended June 30, 2022 and 2021, respectively, and $5.5 million and zero for the six months ended June 30, 2022 and 2021, respectively.

**
FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $7.1 million and zero for the three months ended June 30, 2022 and 2021, respectively, and $15.4 million and zero for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(62,852)	$(21,831)	$(188,632)	$(67,395)
Adjustments:
Stock-based compensation expense	22,349	24,776	46,773	49,723
Other (income) expense, net	1,367	(24,070)	2,397	(23,155)
Net interest expense	13,665	7,836	27,298	15,355
Income tax benefit	(164)	(127)	(415)	(129)
Depreciation and amortization expense	31,342	26,422	65,757	51,409
Loss on debt extinguishment	—	1,101	—	1,101
Impairment charges	—	—	58,782	—
Restructuring charges	16,753	1,334	17,540	1,819
Other*	(558)	1,671	4,682	2,132
Total adjustments	84,754	38,943	222,814	98,255
Adjusted EBITDA	$21,902	$17,112	$34,182	$30,860

*
Includes (i) transaction and integration expense of $1.0 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $(1.6) million and zero for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

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
For the three months ended June 30, 2022 and 2021, our foreign currency translation adjustment was a loss of $7.7 million and a gain of $3.0 million, respectively. For the six months ended June 30, 2022 and 2021, our foreign currency translation adjustment was a loss of $0.3 million and a gain of $2.2 million, respectively.
For the three months ended June 30, 2022 and 2021, we recognized foreign currency exchange losses of $1.4 million and $0.8 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, we recognized foreign currency exchange losses of $2.8 million and $1.8 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.

The foreign exchange rate volatility of the trailing 12 months ended June 30, 2022 was 11% and 6% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended June 30, 2021 was 11% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the six months ended June 30, 2022 and 2021, however, our business could be affected by inflation in the future. Inflation is showing signs of acceleration in the U.S. and globally. We continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2022 at a reasonable assurance level. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 includes all of the Company’s consolidated operations except for, as permitted by SEC guidance for newly acquired businesses, those disclosure controls and procedures of edX that are subsumed by internal control over financial reporting. We acquired edX on November 16, 2021 and their results of operations are included in our financial statements effective with the fourth quarter of 2021. As of June 30, 2022, the assets acquired in the edX acquisition constituted approximately 3% of the Company’s consolidated assets and revenues constituted approximately 3% of the Company’s revenues for each of the three and six months ended June 30, 2022. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
As part of our ongoing integration activities related to the edX Acquisition, we continue to implement our controls and procedures and augment our controls to reflect the risks inherent in the acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, we made no changes in internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Implementation of our 2022 Strategic Realignment Plan may not be successful, which could affect our ability to increase our profitability.
On July 28, 2022, we announced a plan to accelerate our transition to a platform company (the “2022 Strategic Realignment Plan”). The plan is designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, the Company expects to optimize marketing spend, simplify the current executive structure to reduce silos, reduce employee headcount, and rationalize its real estate footprint. We expect to record in the aggregate approximately $35 million to $40 million in restructuring charges associated with the 2022 Strategic Realignment Plan. A significant portion of these charges will result in future cash expenditures. The plan is expected to be substantially completed by December 31, 2022 with cash expenditures relating to the employee headcount reduction continuing through the first quarter of 2024 and cash expenditures related to real estate continuing through the duration of lease terms ranging from 1 to 9 years. Although we believe that the 2022 Strategic Realignment Plan will reduce overhead costs, enhance operational efficiency, and result in improved profitability, we cannot guarantee that the 2022 Strategic Realignment Plan will achieve or sustain the expected benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. Risks associated with the impact of the 2022 Strategic Realignment Plan also include additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition beyond our intended reductions and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire and retain employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees and the potential negative impact on our reputation among our university partners. If we do not realize the expected benefits or synergies of the 2022 Strategic Realignment Plan, our business, financial condition, cash flows and results of operations could be negatively impacted.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.

(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	June 10, 2022

10.1†	Separation, Consulting and Release Agreement, dated as of April 15, 2022, by and between 2U, Inc. and John Ellis.	8-K	001-36376	10.1	April 15, 2022

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

July 28, 2022	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

July 28, 2022	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer