Form 10-Q
period 2022-09-30
2U, Inc.
filed 2022-11-07
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of November 3, 2022, there were 78,204,895 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$170,165	$232,932
Restricted cash	14,985	16,977
Accounts receivable, net	97,164	67,287
Other receivables, net	31,009	29,439
Prepaid expenses and other assets	81,538	47,217
Total current assets	394,861	393,852
Other receivables, net, non-current	21,007	21,568
Property and equipment, net	45,513	48,650
Right-of-use assets	74,175	76,841
Goodwill	732,586	834,539
Intangible assets, net	569,408	665,523
Other assets, non-current	72,006	68,033
Total assets	$1,909,556	$2,109,006
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$133,385	$164,723
Deferred revenue	127,597	91,926
Lease liability	13,286	13,985
Accrued restructuring liability	13,551	1,735
Other current liabilities	95,252	61,138
Total current liabilities	383,071	333,507
Long-term debt	928,197	845,316
Deferred tax liabilities, net	359	1,726
Lease liability, non-current	102,221	98,666
Other liabilities, non-current	1,792	636
Total liabilities	1,415,640	1,279,851
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 77,845,436 shares issued and outstanding as of September 30, 2022; 75,754,663 shares issued and outstanding as of December 31, 2021	78	76
Additional paid-in capital	1,683,860	1,735,628
Accumulated deficit	(1,168,129)	(890,638)
Accumulated other comprehensive loss	(21,893)	(15,911)
Total stockholders’ equity	493,916	829,155
Total liabilities and stockholders’ equity	$1,909,556	$2,109,006
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$232,238	$232,376	$727,031	$702,058
Costs and expenses
Curriculum and teaching	31,558	30,869	96,933	98,805
Servicing and support	36,110	33,898	112,795	101,947
Technology and content development	43,976	43,106	140,649	128,539
Marketing and sales	94,311	118,300	341,643	346,181
General and administrative	39,388	44,341	131,146	137,128
Restructuring charges	11,632	5,395	29,172	7,214
Impairment charges	79,509	—	138,291	—
Total costs and expenses	336,484	275,909	990,629	819,814
Loss from operations	(104,246)	(43,533)	(263,598)	(117,756)
Interest income	269	474	767	1,188
Interest expense	(15,913)	(16,945)	(43,709)	(33,014)
Loss on debt extinguishment	—	—	—	(1,101)
Other income (expense), net	(1,845)	(425)	(4,242)	22,730
Loss before income taxes	(121,735)	(60,429)	(310,782)	(127,953)
Income tax benefit	59	319	474	448
Net loss	$(121,676)	$(60,110)	$(310,308)	$(127,505)
Net loss per share, basic and diluted	$(1.57)	$(0.80)	$(4.03)	$(1.72)
Weighted-average shares of common stock outstanding, basic and diluted	77,692,911	74,691,521	77,013,180	74,266,999
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(5,637)	(4,268)	(5,982)	(2,096)
Comprehensive loss	$(127,313)	$(64,378)	$(316,290)	$(129,601)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	75,754,663	$76	$1,735,628	$(890,638)	$(15,911)	$829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	577,416	1	(920)	—	—	(919)
Exercise of stock options	284,455	—	875	—	—	875
Stock-based compensation expense	—	—	24,424	—	—	24,424
Net loss	—	—	—	(125,780)	—	(125,780)
Foreign currency translation adjustment	—	—	—	—	7,329	7,329
Balance, March 31, 2022	76,616,534	$77	$1,645,456	$(983,601)	$(8,582)	$653,350
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	464,984	—	(822)	—	—	(822)
Exercise of stock options	2,278	—	17	—	—	17
Issuance of common stock in connection with employee stock purchase plan	136,039	—	1,282	—	—	1,282
Stock-based compensation expense	—	—	22,349	—	—	22,349
Net loss	—	—	—	(62,852)	—	(62,852)
Foreign currency translation adjustment	—	—	—	—	(7,674)	(7,674)
Balance, June 30, 2022	77,219,835	$77	$1,668,282	$(1,046,453)	$(16,256)	$605,650
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	595,369	1	(580)	—	—	(579)
Exercise of stock options	30,232	—	191	—	—	191
Stock-based compensation expense	—	—	15,967	—	—	15,967
Net loss	—	—	—	(121,676)	—	(121,676)
Foreign currency translation adjustment	—	—	—	—	(5,637)	(5,637)
Balance, September 30, 2022	77,845,436	$78	$1,683,860	$(1,168,129)	$(21,893)	$493,916

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

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(310,308)	$(127,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	9,929	28,278
Depreciation and amortization expense	95,070	77,577
Stock-based compensation expense	62,740	74,745
Non-cash lease expense	16,507	13,518
Restructuring	9,523	4,845
Provision for credit losses	6,129	5,712
Loss on debt extinguishment	—	1,101
Gain on sale of investment	—	(27,762)
Impairment charges	138,291	—
Other	4,660	2,100
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(36,253)	(54,689)
Other receivables, net	(2,867)	(24,598)
Prepaid expenses and other assets	1,973	(6,639)
Accounts payable and accrued expenses	(12,964)	24,249
Deferred revenue	43,252	21,960
Other liabilities, net	(27,124)	(16,028)
Net cash used in operating activities	(1,442)	(3,136)
Cash flows from investing activities
Purchase of a business, net of cash acquired	5,010	—
Additions of amortizable intangible assets	(50,155)	(45,179)
Purchases of property and equipment	(8,777)	(5,397)
Purchase of investment	—	(1,000)
Proceeds from sale of investment	—	38,762
Advances made to university clients	(310)	—
Advances repaid by university clients	200	200
Other	(17)	56
Net cash used in investing activities	(54,049)	(12,558)
Cash flows from financing activities
Proceeds from debt	530	469,595
Payments on debt	(5,313)	(2,203)
Payment of debt issuance costs	—	(10,259)
Tax withholding payments associated with settlement of restricted stock units	(2,320)	(14,543)
Proceeds from exercise of stock options	1,083	6,101
Proceeds from employee stock purchase plan share purchases	1,282	1,773
Net cash (used in) provided by financing activities	(4,738)	450,464
Effect of exchange rate changes on cash	(4,530)	(2,312)
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,759)	432,458
Cash, cash equivalents and restricted cash, beginning of period	249,909	518,866
Cash, cash equivalents and restricted cash, end of period	$185,150	$951,324

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is an online education platform company. The Company’s mission is to expand access to high-quality educational opportunities that unlock human potential.
On November 16, 2021, the Company completed the acquisition of edX (the “edX Acquisition”), including the edX brand, website, and marketplace. As a result of the edX Acquisition, the Company expanded its digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 46 million registered learners. Refer to Note 3 for further information about the edX Acquisition.
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
The Company’s Alternative Credential Segment provides premium online open courses, executive education programs and technical, skills-based boot camps through relationships with nonprofit colleges and universities. Students enrolled in these offerings are generally seeking to reskill or upskill through shorter duration, lower-priced offerings that are relevant to the needs of industry and society.
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2022 and 2021 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2021 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
Reclassifications
The Company has reclassified prior period amounts in the condensed consolidated statements of cash flows to conform to the current period’s presentation of other receivables. The Company reclassified $24.6 million from changes in prepaid

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

expenses and other assets to changes in other receivables. This reclassification had no impact on the previously reported operating cash flows. The Company has reclassified certain other prior period amounts in the consolidated statements of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported operating, financing, or financing cash flows.
The Company has reclassified prior period amounts in the condensed consolidated balance sheet and condensed consolidated statement of operations to conform to the current period’s presentation restructuring charges. The Company reclassified $1.7 million from accounts payable and accrued liabilities to accrued restructuring liability. In addition, the Company reclassified $5.4 million and $7.2 million from general and administrative expense to restructuring charges for the three and nine months ended September 30, 2021, respectively.
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of September 30, 2022 and December 31, 2021. Refer to Note 9 for more information regarding the Company’s convertible senior notes.

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
Interim Impairment Assessments
During both the first and third quarter of 2022, the Company experienced a significant decline in its market capitalization. Management deemed these declines triggering events related to the Company’s goodwill and indefinite-lived intangible asset. As a result, the Company performed interim impairment assessments as of March 1, 2022 and September 30, 2022.
For each of the interim impairment assessments, the Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and the income-based approach to determine the fair value of its long-lived intangible asset. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon each respective reporting unit’s or indefinite-lived intangible

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section above. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
For the interim impairment assessment performed as of March 1, 2022, management determined the carrying value for one of the reporting units within the Company’s Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended March 31, 2022, the Company recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively, both within the Company’s Alternative Credential Segment. These charges are included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
For the interim impairment assessment performed as of September 30, 2022, management determined the carrying value for two of the reporting units within the Company’s Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended September 30, 2022, the Company recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively, both within the Company’s Alternative Credential Segment. These charges are included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
In March 2022, the FASB issued ASU No 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhances the disclosure requirements for certain loan refinancings when borrowers are experiencing financial difficulty. In addition, the ASU requires the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the impact of the new guidance on its disclosures but does not expect there to be a material impact on its consolidated financial statements.
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
The total preliminary purchase price was $773.0 million in cash consideration, of which $23.0 million was distributed to an escrow account to satisfy indemnification claims and purchase price adjustments, as applicable. During the nine months ended September 30, 2022, the Company recorded working capital adjustments of $5.0 million, reducing the preliminary purchase price to $768.0 million. In addition, the Company adjusted its preliminary valuation of acquired assets and assumed liabilities based upon new information that was received pertaining to acquisition date fair values.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed and reflects the measurement period adjustments recorded during the nine months ended September 30, 2022:

	Estimated Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$11,901
Accounts receivable		6,608
Prepaid expenses and other assets		13,098
Property and equipment, net		529
Right-of-use assets		2,355
Other assets, non-current		572
Accounts payable and accrued expenses		(10,057)
Deferred revenue		(17,000)
Lease liability		(2,512)
Other liabilities		(33,235)
Intangible assets:
Developed technology	3	15,400
University client relationships	10	104,000
Enterprise client relationships	10	14,300
Trade names	indefinite	255,000
Goodwill		407,050
		$768,009

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2021	Allocations	Adjustments	Impairment Charges	Foreign Currency Translation Adjustments	Balance as of September 30, 2022

	(in thousands)
Degree Program Segment
Gross goodwill	$—	$198,378	$(5,519)	$—	$—	$192,859
Accumulated impairments	—	—	—	—	—	—
Net goodwill	—	198,378	(5,519)	—	—	192,859

Alternative Credential Segment
Gross goodwill	$481,366	$225,174	$(10,983)	$—	$(6,460)	$689,097
Accumulated impairments	(70,379)	—	—	(78,991)	—	(149,370)
Net goodwill	410,987	225,174	(10,983)	(78,991)	(6,460)	539,727

Unallocated goodwill	$423,552	$(423,552)	$—	$—	$—	$—

Total
Gross goodwill	$904,918	$—	$(16,502)	$—	$(6,460)	$881,956
Accumulated impairments	(70,379)	—	—	(78,991)	—	(149,370)
Net goodwill	$834,539	$—	$(16,502)	$(78,991)	$(6,460)	$732,586
During the first quarter of 2022, the Company completed the allocation of the preliminary goodwill balance resulting from the edX Acquisition to the Company’s reporting units. The goodwill was assigned to the reporting units that are expected to drive synergies from the acquisition, which is each of the Company’s four reporting units. In addition, during the nine months ended September 30, 2022, the Company recorded working capital adjustments of $5.0 million, adjustments to the preliminary valuation of acquired assets and assumed liabilities of edX of $11.5 million, and goodwill impairment charges of $79.0 million. Refer to Note 2 for further information about the goodwill impairment charges.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following tables present the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		September 30, 2022			December 31, 2021
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Definite-lived intangible assets
Capitalized technology	3-5	$218,666	$(125,222)	$93,444	$199,766	$(112,357)	$87,409
Capitalized content development	4-5	262,418	(163,907)	98,511	243,687	(125,599)	118,088
University client relationships	9-10	209,016	(49,595)	159,421	211,680	(34,995)	176,685
Enterprise client relationships	10	14,300	(1,251)	13,049	14,300	(179)	14,121
Trade names and domain names	5-10	29,128	(19,845)	9,283	27,161	(12,941)	14,220
Total definite-lived intangible assets		$733,528	$(359,820)	$373,708	$696,594	$(286,071)	$410,523

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount

	(in thousands)
Indefinite-lived intangible assets
Trade names	$255,000	$(59,300)	$195,700	$255,000	$—	$255,000
Total indefinite-lived intangible assets	$255,000	$(59,300)	$195,700	$255,000	$—	$255,000

*
During the three months ended March 31, 2022, the Company recorded a $30.0 million impairment charge related to its indefinite-lived intangible asset. During the three months ended September 30, 2022, the Company recorded a $29.3 million impairment charge related to its indefinite-lived intangible asset. Refer to Note 2 for further information about these impairment charges.

The amounts presented in the table above include $50.2 million and $46.3 million of in-process capitalized technology and content development as of September 30, 2022 and December 31, 2021, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $26.6 million and $23.2 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded amortization expense related to amortizable intangible assets of $86.5 million and $68.0 million for the nine months ended September 30, 2022 and 2021, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of September 30, 2022.

Future Amortization Expense
(in thousands)
Remainder of 2022	$25,345
2023	83,559
2024	63,330
2025	42,680
2026	29,048
Thereafter	79,520
Total	$323,482

5.    Other Balance Sheet Details
Prepaid expenses and other assets
As of September 30, 2022 and December 31, 2021, the Company had balances of $24.0 million and $23.0 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of September 30, 2022 and December 31, 2021, the Company had balances of $8.9 million and $7.0 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $1.2 million and $0.7 million of such amortization for the three months ended September 30, 2022 and 2021, respectively. The Company incurred $1.9 million and $1.8 million of such amortization for the nine months ended September 30, 2022 and 2021, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2022	December 31, 2021

	(in thousands)
Accrued university and instructional staff compensation	$27,420	$36,806
Accrued marketing expenses	21,649	26,469
Accrued transaction and integration expenses	718	4,072
Accrued compensation and related benefits	26,409	49,143
Accounts payable and other accrued expenses	57,189	48,233
Total accounts payable and accrued expenses	$133,385	$164,723
For each of the three and nine months ended September 30, 2022 and 2021, expenses related to the Company’s marketing and advertising efforts of its own brands were not material.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Current Liabilities
As of September 30, 2022 and December 31, 2021, the Company had balances of $18.6 million and $21.9 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represents proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 27, 2020 through December 31, 2020. In addition, the CARES Act provides eligible employers with an employee retention tax credit for employees whose services were impacted by COVID-19. As of September 30, 2022, the amount of payroll taxes subject to deferred payment, net of employee retention tax credits of $0.5 million, was approximately $5.0 million. The balance is recorded within other current liabilities on the condensed consolidated balance sheets.
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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer and current Chief Revenue Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s board of directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. On October 27, 2020, defendants filed a motion to dismiss. On August 5, 2021, the court largely denied the defendants’ motion to dismiss. On February 18, 2022, the court stayed discovery until April 19, 2022, pending mediation. On April 28, 2022, the parties informed the court that they had reached a settlement in principle. On June 2, 2022, Plaintiffs filed a motion for preliminary approval of the class action settlement and accompanying documents. On June 23, 2022, the Court entered an order preliminarily approving the settlement. The final approval hearing is set for December 9, 2022. The settlement payment is being funded by the Company's insurers. The $37.0 million payable under the proposed settlement and the related insurance proceeds are recorded within other current liabilities and prepaid expenses and other assets, respectively, on the condensed consolidated balance sheets.
Stockholder Derivative Suits
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

enrichment, and violations of Section 14(a) of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action, which stay the court extended on multiple occasions to allow the parties to discuss settlement. The most recent stay concluded on September 23, 2022. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.

On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and current Chief Revenue Officer and the Company’s board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action, which stay the court extended on multiple occasions to allow the parties to discuss settlement. The most recent stay concluded on September 22, 2022. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On November 30, 2020, Leo Shumacher filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and current Chief Revenue Officer, and the Company’s board of directors in the Court of Chancery of the State of Delaware, with docket number 2020-1019-AGB. The complaint alleges claims for breaches of fiduciary duty and unjust enrichment, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On January 6, 2021, the court entered a joint stipulation staying the case pending resolution of the securities class action, which stay the court extended on multiple occasions to allow the parties to discuss settlement. The most recent stay concluded on September 23, 2022. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On September 14, 2022, Daniel Sebagh filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, our CEO, Catherine A. Graham, our former CFO, James Kenigsberg, our CTO, and our board of directors in the United States District Court for the District of Delaware, with docket number 1:22-cv-01205-UNA. The complaint alleges claims for breaches of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and alleged violations of Section 14(a) of the Exchange Act based upon allegedly false and misleading statements regarding our company’s business prospects and financial projections. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of September 30, 2022, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
7.    Restructuring Charges
2022 Strategic Realignment Plan
During the second quarter of 2022, the Company began implementing a plan to accelerate its transition to a platform company (the “2022 Strategic Realignment Plan”). The plan is designed to reorient the Company around a single platform allowing it to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, the Company has simplified its executive structure to reduce silos, reduced employee headcount, rationalized its real estate footprint and implemented steps to optimize marketing spend.
During the third quarter of 2022, the Company completed the planned headcount reductions and consolidated its in-person operations to its offices in Lanham, Maryland and Cape Town, South Africa.
The Company anticipates that it will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. The Company recorded $11.3 million and $27.0 million in restructuring charges related to the 2022 Strategic Realignment Plan for each of the three and nine months ended September 30, 2022, respectively. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 9 years.
The following table presents restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$—	$—	$8,772	$6,431
Lease and lease-related charges*	8,972	298	8,972	298
Professional and other fees relating to restructuring activities	961	20	1,515	20
Other**	—	1,008	—	1,008
	9,933	1,326	19,259	7,757

Other restructuring charges***	362	11	1,977	179
Total restructuring charges	$10,295	$1,337	$21,236	$7,936

*
For the three and nine months ended September 30, 2022, includes $8.5 million of accelerated amortization of right-of-use assets and accelerated depreciation of leasehold improvements related to updates to the estimated useful lives of certain leased facilities and $0.8 million in rent expense associated with these facilities, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, and other variable lease costs. The liabilities associated with these leases continue to be presented within lease liability and lease liability, non-current on the Company’s condensed consolidated balance sheets.

**	Includes the acceleration of certain technology and content development costs.
***	Includes severance and severance-related costs and lease-related charges.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company recorded restructuring charges of $5.4 million and $7.2 million for the three and nine months ended September 30, 2021, respectively.
Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2021	Additional Costs	Cash Payments	Balance as of September 30, 2022

	(in thousands)
2022 Strategic Realignment Plan
Severance and severance-related costs	$—	$14,542	$(3,885)	$10,657
Professional and other fees relating to restructuring activities	—	1,820	—	1,820
Lease and lease-related charges	—	212	—	212

Other severance and severance-related costs	1,735	728	(1,601)	862
Total restructuring	$1,735	$17,302	$(5,486)	$13,551

8.    Leases
The Company leases facilities under non-cancellable operating leases primarily in the United States, South Africa, and the United Kingdom. The Company’s operating leases have remaining lease terms of between less than one to 12 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancellable lease terms. The future lease payments due under non-cancellable operating lease arrangements contain fixed rent increases over the term of the lease.
In October 2020, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in the United States. In October 2021, the Company entered into an agreement with the same party to sublease additional office space in the same facility. The agreements are coterminous. As of September 30, 2022, the subleases were classified as operating leases and each had a remaining term of 1.1 years, with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the term of the subleases as a reduction to expense incurred by the Company under the associated head lease.
In August 2021, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in Denver, Colorado, as part of its overall real estate management strategy. As of September 30, 2022, this sublease was classified as an operating lease and had a remaining term of 2.2 years with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated master lease. In connection with the execution of this agreement, the Company recognized a non-cash loss on sublease of $4.8 million in the third quarter of 2021.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Operating lease expense	$5,099	$4,897	$16,471	$13,524
Short-term lease expense	139	66	407	120
Variable lease expense	1,811	1,713	5,180	4,742
Sublease income	(427)	(155)	(883)	(265)
Total lease expense	$6,622	$6,521	$21,175	$18,121
As of September 30, 2022, for the Company’s operating leases, the weighted-average remaining lease term was 7.1 years and the weighted-average discount rate was 10.7%. For the nine months ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $18.8 million and $16.5 million, respectively. For each of the nine months ended September 30, 2022 and 2021, lease liabilities arising from obtaining right-of use assets were $15.5 million and $28.7 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $3.5 million in aggregate.

September 30, 2022
(in thousands)
Remainder of 2022	$5,769
2023	24,388
2024	24,349
2025	20,577
2026	21,136
Thereafter	72,212
Total lease payments	168,431
Less: imputed interest	(52,924)
Total lease liability	$115,507

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2022	December 31, 2021

	(in thousands)
Term loan facilities	$568,060	$572,374
Convertible senior notes	380,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	3,950	4,423
Less: unamortized debt discount and issuance costs	(19,768)	(107,777)
Total debt	935,742	852,520
Less: current portion of long-term debt	(7,545)	(7,204)
Total long-term debt	$928,197	$845,316
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “Notes”), which had an estimated fair value of $283.5 million and $403.3 million as of September 30, 2022 and December 31, 2021, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
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
The associated effective interest rate of the Amended Term Loan Facility for each of the three and nine months ended September 30, 2022 was approximately 9.00%. The associated interest expense was approximately $13.2 million and $35.4 million for the three and nine months ended September 30, 2022, respectively.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The net carrying amount of the Notes consists of the following as of each of the dates indicated:

	September 30, 2022	December 31, 2021

	(in thousands)
Principal	$380,000	$380,000
Unamortized debt discount for conversion option	—	(83,609)
Unamortized issuance costs	(5,419)	(5,104)
Net carrying amount	$374,581	$291,287
Issuance costs are being amortized to interest expense over the contractual term of the Notes. Subsequent to the adoption of ASU 2020-06, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the Notes for the three months ended September 30, 2022 and 2021 was $2.7 million and $7.8 million, respectively. The interest expense related to the Notes for the nine months ended September 30, 2022 and 2021 was $8.0 million and $23.0 million, respectively.
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
The initial conversion rate for the Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the Notes for redemption or the holders of the Notes electing to convert their Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. As of September 30, 2022, the if-converted value of the Notes did not exceed the principal amount.
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
As of September 30, 2022, the conditions allowing holders of the Notes to convert had not been met and the Company has the right under the Indenture to determine the method of settlement at the time of conversion. Therefore, the Notes are classified as non-current on the condensed consolidated balance sheets.
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
In January 2021, the Company amended its conditional loan agreement with the State of Maryland to modify the terms of the employment level thresholds and extend the maturity date to June 30, 2028. The interest expense related to these loans for the three and nine months ended September 30, 2022 and 2021 was immaterial. As of September 30, 2022 and December 31, 2021, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.6 million and $0.5 million, respectively.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2022, the Company has entered into standby letters of credit totaling $14.2 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Future Principal Payments
Future principal payments under the Amended Term Loan Facility, the Notes, and the government grants, as of the date indicated are as follows:

September 30, 2022
(in thousands)
Remainder of 2022	$1,438
2023	5,753
2024	560,869
2025	380,000
2026	—
Thereafter*	3,500
Total future principal payments	$951,560

*	Amounts represent conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.
10.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provisions for the three and nine months ended September 30, 2022 and 2021 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three and nine months ended September 30, 2022 and 2021 was less than 1%. The Company’s income tax benefit for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.3 million, respectively. The Company’s income tax benefit for the nine months ended September 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively. The income tax benefit is related to losses generated by operations and the amortization of acquired intangibles in the Alternative Credential Segment that are expected to be realized through future reversing taxable temporary differences. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Currently, the Company does not expect this legislation will have a material impact on its consolidated financial statements.

11.    Stockholders’ Equity
Common Stock
As of September 30, 2022, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2022, there

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

were 77,845,436 shares of common stock outstanding, and the Company had reserved a total of 29,411,807 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	4,594,782
Outstanding performance restricted stock units	2,248,104
Outstanding stock options	5,428,679
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	29,411,807
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2022, 379,670 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Curriculum and teaching	$59	$18	$155	$51
Servicing and support	3,061	3,856	11,741	11,669
Technology and content development	1,288	3,334	7,785	9,703
Marketing and sales	1,013	1,811	4,861	4,984
General and administrative	10,546	16,003	38,198	48,338
Total stock-based compensation expense	$15,967	$25,022	$62,740	$74,745

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2021	2,613,063	$32.29
Granted	4,464,951	10.67
Vested	(1,715,633)	25.77
Forfeited	(767,599)	18.29
Outstanding balance as of September 30, 2022	4,594,782	$16.05
The total compensation expense related to the unvested RSUs not yet recognized as of September 30, 2022 was $49.4 million, and will be recognized over a weighted-average period of approximately 1.8 years.
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
The following tables present a summary of (i) the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (ii) the Company’s PRSU activity for the period indicated. As of September 30, 2022 and December 31, 2021, there were 1.1 million and 1.0 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of September 30, 2022 and December 31, 2021, and have been excluded from the tables below. No PRSUs were granted during each of the three months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021

Risk-free interest rate	0.39% – 1.88%	0.10% – 0.26%
Expected term (years)	1.00 – 3.00	1.00 – 3.00
Expected volatility	49% – 97%	85% – 89%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$18.67	$61.33

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2021	1,121,277	$48.62
Granted	2,081,647	16.63
Vested	(12,597)	40.78
Forfeited	(942,223)	44.28
Outstanding balance as of September 30, 2022	2,248,104	$21.45
The total compensation expense related to the unvested PRSUs not yet recognized as of September 30, 2022 was $15.8 million, and will be recognized over a weighted-average period of approximately 1.3 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over a three- or four-year period.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented. No stock options were granted during the nine months ended September 30, 2021.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Risk-free interest rate	3.0%	1.9% - 3.0%
Expected term (years)	5.78	5.63 - 5.78
Expected volatility	79%	75% - 79%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$7.78	$7.02
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2021	3,477,439	$36.13	3.87	$16,246
Granted	3,149,620	10.78	7.50
Exercised	(316,965)	3.42	0.10
Forfeited	(585,842)	13.13
Expired	(295,573)	43.25
Outstanding balance as of September 30, 2022	5,428,679	25.43	5.95	97
Exercisable as of September 30, 2022	3,174,670	$33.11	3.67	$97
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $3.2 million and $6.3 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of September 30, 2022 was $17.5 million, and will be recognized over a weighted-average period of approximately 2.2 years.

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

	Three and Nine Months Ended September 30,
	2022	2021

Stock options	5,428,679	3,538,522
Restricted stock units	4,594,782	2,681,579
Performance restricted stock units	2,248,104	1,558,149
Shares related to convertible senior notes	13,443,374	13,443,374
Total antidilutive securities	25,714,939	21,221,624
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator (in thousands):
Net loss	$(121,676)	$(60,110)	$(310,308)	$(127,505)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	77,692,911	74,691,521	77,013,180	74,266,999
Net loss per share, basic and diluted	$(1.57)	$(0.80)	$(4.03)	$(1.72)
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
Significant Customers
For the three and nine months ended September 30, 2022 and September 30, 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of September 30, 2022, no university clients in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance. As of December 31, 2021, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $9.8 million and $8.8 million, or approximately 14% and 13% of the Company’s consolidated accounts receivable, net balance, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$137,242	$147,795	$434,499	$439,884
Alternative Credential Segment	94,996	84,581	292,532	262,174
Total revenue	$232,238	$232,376	$727,031	$702,058

Segment profitability**
Degree Program Segment	$44,907	$32,925	$120,264	$86,786
Alternative Credential Segment	(12,389)	(18,185)	(53,564)	(41,186)
Total segment profitability	$32,518	$14,740	$66,700	$45,600

Segment profitability margin***
Degree Program Segment	32.7%	22.3%	27.7%	19.7%
Alternative Credential Segment	(13.0)	(21.5)	(18.3)	(15.7)
Total segment profitability margin	14.0%	6.4%	9.2%	6.5%

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three and nine months ended September 30, 2022 and 2021.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(121,676)	$(60,110)	$(310,308)	$(127,505)
Adjustments:
Stock-based compensation expense	15,967	25,022	62,740	74,745
Other (income) expense, net	1,845	425	4,242	(22,730)
Net interest expense	15,644	16,471	42,942	31,826
Income tax benefit	(59)	(319)	(474)	(448)
Depreciation and amortization expense	29,313	26,168	95,070	77,577
Impairment charges	79,509	—	138,291	—
Loss on debt extinguishment	—	—	—	1,101
Restructuring charges	11,632	5,395	29,172	7,214
Other*	343	1,688	5,025	3,820
Total adjustments	154,194	74,850	377,008	173,105
Total segment profitability	$32,518	$14,740	$66,700	$45,600

*
Includes (i) transaction and integration expense of $0.0 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $0.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	September 30, 2022	December 31, 2021

	(in thousands)
Total assets
Degree Program Segment	$518,292	$546,572
Alternative Credential Segment	1,391,264	1,562,434
Total assets	$1,909,556	$2,109,006
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $24.5 million and $24.7 million for the three months ended September 30, 2022 and 2021, respectively. The Company’s non-U.S. revenue was $79.8 million and $74.1 million for the nine months ended September 30, 2022 and 2021, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of September 30, 2022 and December 31, 2021 totaled approximately $3.1 million and $3.3 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	September 30, 2022	December 31, 2021

	(in thousands)
Degree Program Segment accounts receivable	$33,985	$31,762
Degree Program Segment unbilled revenue	32,127	4,440
Alternative Credential Segment accounts receivable	47,364	42,771
Total	113,476	78,973
Less: Provision for credit losses	(16,312)	(11,686)
Trade accounts receivable, net	$97,164	$67,287
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$11,686
Current period provision	5,097
Foreign currency translation adjustments	(70)
Other	(401)
Balance as of September 30, 2022	$16,312
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

	September 30, 2022	December 31, 2021

	(in thousands)
Other receivables, amortized cost	$54,379	$52,428
Less: Provision for credit losses	(2,363)	(1,421)
Other receivables, net	$52,016	$51,007
Other receivables, net, current	$31,009	$29,439
Other receivables, net, non-current	$21,007	$21,568

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$1,421
Current period provision	1,031
Other	(89)
Balance as of September 30, 2022	$2,363
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of September 30, 2022, 87% of other receivables, net due under extended payment plans were current.
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

	September 30, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$14,559	$5,256	$11	$20	$115	$19,961
Mid	13,938	5,640	517	1,356	392	21,843
Low	5,399	3,774	1,142	1,930	330	12,575
Total	$33,896	$14,670	$1,670	$3,306	$837	$54,379

	December 31, 2021
	Year of Origination
	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$18,466	$1,635	$24	$115	$20,240
Mid	14,352	2,992	1,312	392	19,048
Low	8,135	2,802	1,873	330	13,140
Total	$40,953	$7,429	$3,209	$837	$52,428

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	September 30, 2022	December 31, 2021

	(in thousands)
Degree Program Segment deferred revenue	$31,102	$3,462
Alternative Credential Segment deferred revenue	96,495	88,464
Total contract liabilities	$127,597	$91,926
For the Degree Program Segment, during the three months ended September 30, 2022 and 2021 the Company recognized $0.1 million and no revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.5 million and $1.7 million, respectively.
For the Alternative Credential Segment, during the three months ended September 30, 2022 and 2021 the Company recognized $7.3 million and no revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $73.8 million and $71.9 million, respectively.
Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. For each of the nine months ended September 30, 2022 and 2021, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
15.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $35.2 million and $4.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s accrued but unpaid capital expenditures were $2.8 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality educational opportunities that unlock human potential. In November 2021, we acquired substantially all of the assets of edX Inc. (the “edX Acquisition”), including the edX brand, website and marketplace. As a result of the edX Acquisition, we expanded our digital education offerings to include open courses and micro-credential offerings at the undergraduate and graduate levels and added an education consumer marketplace, edx.org, with over 46 million registered learners.
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

Recent Developments
During the second quarter of 2022, we accelerated our planned transition to a platform company (the “2022 Strategic Realignment Plan”). This acceleration reflected our increasing confidence in our platform strategy combined with the macroeconomic environment that continued to be challenging. The plan is designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, we have simplified our executive structure to reduce silos, reduced employee headcount, rationalized our real estate footprint and implemented steps to optimize marketing spend.
During the third quarter, we completed the planned headcount reduction and consolidated our in-person operations to our offices in Lanham, Maryland and Cape Town, South Africa. We expect to generate marketing efficiency and approximately $70 million in annualized cost savings, primarily due to savings associated with headcount reduction and reduced real estate costs. We anticipate that we will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. We recorded $11.3 million and $27.0 million in restructuring charges related to the 2022 Strategic Realignment Plan for the three and nine months ended September 30, 2022, respectively. The majority of the estimated remaining restructuring charges relate to leased facilities, and will be recognized as expense over the remaining lease terms ranging from 1 to 9 years.
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
We continue to closely monitor the impact of the COVID-19 pandemic on our business. The pandemic initially accelerated the need for online learning and training, but has also created new and different demand dynamics in the market. At the beginning of the pandemic, we experienced increased demand from new and existing university clients and students as universities moved classes online. As the pandemic continues, we have seen some of these pandemic-related trends subside in certain areas of our business. We have experienced fluctuations in our student retention rates, student enrollments and in our marketing costs. In addition, during the past year, competition for talent has increased, resulting in higher voluntary employee turnover and additional costs to attract and retain employees.
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
Revenue Drivers
In our Degree Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our executive education programs, boot camps, and premium online open courses. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.
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
Income Taxes
Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes. Our effective tax rate for the period is based on a mix of higher-taxed and lower-taxed jurisdictions. On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Currently, we do not believe this legislation will have a material impact on our consolidated financial statements.

Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended September 30, 2022 and 2021
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended September 30,
	2022		2021		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$232,238	100.0%	$232,376	100.0%	$(138)	0.1%
Costs and expenses
Curriculum and teaching	31,558	13.6	30,869	13.3	689	2.2
Servicing and support	36,110	15.5	33,898	14.6	2,212	6.5
Technology and content development	43,976	18.9	43,106	18.6	870	2.0
Marketing and sales	94,311	40.6	118,300	50.9	(23,989)	20.3
General and administrative	39,388	17.0	44,341	19.1	(4,953)	11.2
Restructuring charges	11,632	5.0	5,395	2.3	6,237	115.6
Impairment charges	79,509	34.2	—	—	79,509	*
Total costs and expenses	336,484	144.8	275,909	118.8	60,575	22.0
Loss from operations	(104,246)	(44.8)	(43,533)	(18.8)	(60,713)	139.5
Interest income	269	0.1	474	0.2	(205)	43.1
Interest expense	(15,913)	(6.9)	(16,945)	(7.3)	1,032	6.1
Other income (expense), net	(1,845)	(0.8)	(425)	(0.2)	(1,420)	333.4
Loss before income taxes	(121,735)	(52.4)	(60,429)	(26.1)	(61,306)	101.4
Income tax benefit	59	0.0	319	0.1	(260)	81.3
Net loss	$(121,676)	(52.4)%	$(60,110)	(26.0)%	$(61,566)	102.4%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended September 30, 2022 decreased $0.1 million, or 0.1%, to $232.2 million as compared to $232.4 million in 2021. Revenue for the three months ended September 30, 2022 includes $9.3 million of revenue from legacy edX offerings. The remaining change was due to a $13.9 million decrease in revenue from our Degree Program Segment, partially offset by a $4.5 million increase in revenue from our Alternative Credential Segment.
In the Degree Program Segment, average revenue per FCE enrollment decreased from $2,555 to $2,404, or 5.9%, and FCE enrollments decreased by 750, or 1.3%. In the Alternative Credential Segment, FCE enrollments increased by 2,954, or 14.6%, and average revenue per FCE enrollment decreased from $4,193 to $3,850, or 8.2%.
Curriculum and Teaching. Curriculum and teaching expense for the three months ended September 30, 2022 was $31.6 million, which was comparable to the three months ended September 30, 2021.
Servicing and Support. Servicing and support expense increased $2.2 million, or 6.5%, to $36.1 million as compared to $33.9 million in 2021. The 2022 expense includes $2.5 million of operating expense from edX.
Technology and Content Development. Technology and content development expense increased $0.9 million, or 2.0%, to $44.0 million as compared to $43.1 million in 2021. The 2022 expense includes $5.0 million of operating expense from edX. The remaining change was primarily due to a $1.8 million decrease in personnel and personnel-related expense and a $1.8 million decrease in depreciation and amortization expense. These decreases were partially offset by a $1.2 million increase in expenses to support our platform and software applications.

Marketing and Sales. Marketing and sales expense decreased $24.0 million, or 20.3%, to $94.3 million as compared to $118.3 million in 2021. The 2022 expense includes $7.4 million of operating expense from edX. The remaining change was primarily due to a $28.6 million decrease in marketing expense from the implementation of a more efficient marketing framework in connection with the 2022 Strategic Realignment Plan and a $3.5 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense decreased $5.0 million, or 11.2%, to $39.4 million as compared to $44.3 million in 2021. The 2022 expense includes $1.7 million of operating expense from edX. The remaining change was primarily due to a $4.5 million decrease in personnel and personnel-related expense and a $1.3 million decrease in professional fees.
Impairment Charges. In the third quarter of 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively.
Restructuring Charges. Restructuring charges increased $6.2 million, or 115.6%, to $11.6 million as compared to $5.4 million in 2021. Restructuring charges for the three months ended September 30, 2022 include $9.3 million in lease and facility exit costs, $1.0 million in acceleration of certain technology and content development costs, and $1.0 million in professional and other fees relating to restructuring activities, each in connection with the 2022 Strategic Realignment Plan. Restructuring charges for the three months ended September 30, 2021 include $5.3 million in lease and facility exit costs.
Net Interest Income (Expense). Net interest expense decreased $0.8 million, or 5.0%, to $15.6 million as compared to $16.5 million in 2021. This decrease was primarily due to a $5.1 million decrease in interest expense due to the adoption of ASU 2020-06, which eliminated the amortization of the debt discount previously associated with the Notes. This decrease was partially offset by a $4.4 million increase in interest expense incurred under our term loan facility.
Other Income (Expense), Net. Other expense, net was $1.8 million for the three months ended September 30, 2022, as compared to other expense, net of $0.4 million for the three months ended September 30, 2021. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended September 30, 2022, we recognized an income tax benefit of $0.1 million, and our effective tax rate was less than 1%. For the three months ended September 30, 2021, we recognized an income tax benefit of $0.3 million, and our effective tax rate was approximately 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Nine Months Ended September 30, 2022 and 2021
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Nine Months Ended September 30,
	2022		2021		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$727,031	100.0%	$702,058	100.0%	$24,973	3.6%
Costs and expenses
Curriculum and teaching	96,933	13.3	98,805	14.1	(1,872)	1.9
Servicing and support	112,795	15.5	101,947	14.5	10,848	10.6
Technology and content development	140,649	19.3	128,539	18.3	12,110	9.4
Marketing and sales	341,643	47.0	346,181	49.3	(4,538)	1.3
General and administrative	131,146	18.0	137,128	19.5	(5,982)	4.4
Restructuring charges	29,172	4.0	7,214	1.0	21,958	304.4
Impairment charges	138,291	19.0	—	—	138,291	*
Total costs and expenses	990,629	136.1	819,814	116.7	170,815	20.8
Loss from operations	(263,598)	(36.1)	(117,756)	(16.7)	(145,842)	123.9
Interest income	767	0.1	1,188	0.2	(421)	35.4
Interest expense	(43,709)	(6.0)	(33,014)	(4.7)	(10,695)	32.4
Loss on debt extinguishment	—	0.0	(1,101)	(0.2)	1,101	*
Other income (expense), net	(4,242)	(0.6)	22,730	3.2	(26,972)	118.7
Loss before income taxes	(310,782)	(42.6)	(127,953)	(18.2)	(182,829)	142.9
Income tax benefit	474	0.1	448	0.1	26	5.9
Net loss	$(310,308)	(42.5)%	$(127,505)	(18.1)%	$(182,803)	143.4%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the nine months ended September 30, 2022 increased $25.0 million, or 3.6%, to $727.0 million as compared to $702.1 million in 2021. Revenue for the nine months ended September 30, 2022 includes $30.2 million of revenue from legacy edX offerings. The remaining change was due to a $14.3 million decrease in revenue from our Degree Program Segment, partially offset by a $9.0 million increase in revenue from our Alternative Credential Segment.
In the Degree Program Segment, average revenue per FCE enrollment decreased from $2,467 to $2,414, or 2.1% and FCE enrollments increased by 1,726, or 1.0%. In the Alternative Credential Segment, FCE enrollments increased by 4,304, or 6.6% and average revenue per FCE enrollment decreased from $4,038 to $3,917, or 3.0%.
Curriculum and Teaching. Curriculum and teaching expense decreased $1.9 million, or 1.9%, to $96.9 million as compared to $98.8 million in 2021. This decrease was primarily due to lower expense related to university clients resulting from lower revenue in certain offerings in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $10.8 million, or 10.6%, to $112.8 million as compared to $101.9 million in 2021. The 2022 expense includes $8.2 million of operating expense from edX. The remaining increase was primarily due to a $3.0 million increase in other student support costs.
Technology and Content Development. Technology and content development expense increased $12.1 million, or 9.4%, to $140.6 million as compared to $128.5 million in 2021. The 2022 expense includes $14.9 million of operating expense from edX. The remaining change was primarily due to a $4.3 million decrease in personnel and personnel-related expense, partially offset by a $2.0 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense decreased $4.5 million, or 1.3%, to $341.6 million as compared to $346.2 million in 2021. The 2022 expense includes $22.7 million of operating expense from edX. The remaining change was primarily due to a $24.5 million decrease in marketing expense from the implementation of a more efficient marketing framework in connection with the 2022 Strategic Realignment Plan, and a $7.5 million decrease in personnel and personnel-related expense. These decreases were partially offset by a $3.8 million increase in depreciation and amortization expense.
General and Administrative. General and administrative expense decreased $6.0 million, or 4.4%, to $131.1 million as compared to $137.1 million in 2021. The 2022 expense includes $6.1 million of operating expense from edX. The remaining change was primarily due to a $12.3 million decrease in personnel and personnel-related expense and a $2.5 million decrease in professional fees. These decreases were partially offset by a $2.0 million increase in other expenses.
Impairment Charges. In the first quarter of 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. In the third quarter of 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively.
Restructuring Charges. Restructuring charges increased $22.0 million, or 304.4%, to $29.2 million as compared to $7.2 million in 2021. Restructuring charges for the nine months ended September 30, 2022 include $15.2 million in severance and severance-related expense, $9.3 million in lease and facility exit costs, $1.5 million in professional and other fees relating to restructuring activities, and $1.0 million in acceleration of certain technology and content development costs, each in connection with the 2022 Strategic Realignment Plan, and $2.2 million in other restructuring charges. Restructuring charges for the nine months ended September 30, 2021 include $5.9 million in lease and facility exit costs and $1.2 million in severance and severance-related expense.
Net Interest Income (Expense). Net interest expense increased $11.1 million, or 34.9%, to $42.9 million as compared to $31.8 million in 2021. This increase was primarily due to a $26.1 million increase in interest expense incurred under our term loan facility. This increase was partially offset by a $15.0 million decrease in interest expense due to the adoption of ASU 2020-06, which eliminated the amortization of the debt discount previously associated with the Notes.
Loss on Debt Extinguishment. The loss on debt extinguishment for the nine months ended September 30, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021.
Other Income (Expense), Net. Other expense, net was $4.2 million for the nine months ended September 30, 2022, as compared to other income, net of $22.7 million for the nine months ended September 30, 2021. This change was primarily due to the gain recognized in connection with the sale of our investment in an education technology company during the nine months ended September 30, 2021.
Income Tax Benefit. For the nine months ended September 30, 2022, we recognized an income tax benefit of $0.5 million, and our effective tax rate was less than 1%. For the nine months ended September 30, 2021, we recognized an income tax benefit of $0.4 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

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
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(121,676)	$(60,110)	$(310,308)	$(127,505)
Adjustments:
Stock-based compensation expense	15,967	25,022	62,740	74,745
Other (income) expense, net	1,845	425	4,242	(22,730)
Net interest expense	15,644	16,471	42,942	31,826
Income tax expense (benefit)	(59)	(319)	(474)	(448)
Depreciation and amortization expense	29,313	26,168	95,070	77,577
Loss on debt extinguishment	—	—	—	1,101
Impairment charges	79,509	—	138,291	—
Restructuring charges	11,632	5,395	29,172	7,214
Other*	343	1,688	5,025	3,820
Total adjustments	154,194	74,850	377,008	173,105
Total segment profitability	$32,518	$14,740	$66,700	$45,600

*
Includes (i) transaction and integration expense of $0.0 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $0.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Three Months Ended September 30, 2022 and 2021
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended September 30,		Period-to-Period Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$137,242	$147,795	$(10,553)	(7.1)%
Alternative Credential Segment	94,996	84,581	10,415	12.3
Total revenue	$232,238	$232,376	$(138)	0.1%

Segment profitability
Degree Program Segment	$44,907	$32,925	$11,982	36.3%
Alternative Credential Segment	(12,389)	(18,185)	5,796	31.9
Total segment profitability	$32,518	$14,740	$17,778	120.3%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended September 30, 2022 and 2021.
Degree Program Segment profitability increased $12.0 million, or 36.3%, to $44.9 million as compared to $32.9 million in 2021. This increase was primarily due to operational efficiency initiatives and the implementation of the 2022 Strategic Realignment Plan.
Alternative Credential Segment profitability increased $5.8 million, or 31.9%, to $(12.4) million as compared to $(18.2) million in 2021. This increase was primarily due to revenue growth of $10.4 million, including $5.9 million from the addition of edX offerings, partially offset by higher operating expenses, including $16.3 million of operating expense from edX. This $16.3 million increase was partially offset by lower operating expenses primarily due to the implementation of the 2022 Strategic Realignment Plan.
Nine Months Ended September 30, 2022 and 2021
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Nine Months Ended September 30,		Period-to-Period Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$434,499	$439,884	$(5,385)	(1.2)%
Alternative Credential Segment	292,532	262,174	30,358	11.6
Total revenue	$727,031	$702,058	$24,973	3.6%

Segment profitability
Degree Program Segment	$120,264	$86,786	$33,478	38.6%
Alternative Credential Segment	(53,564)	(41,186)	(12,378)	(30.1)
Total segment profitability	$66,700	$45,600	$21,100	46.2%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the nine months ended September 30, 2022 and 2021.
Degree Program Segment profitability increased $33.5 million, or 38.6%, to $120.3 million as compared to $86.8 million in 2021. This increase was primarily due to operational efficiency initiatives and the implementation of the 2022 Strategic Realignment Plan, partially offset by a decline in revenue of $5.4 million.
Alternative Credential Segment profitability decreased $12.4 million, or 30.1%, to $(53.6) million as compared to $(41.2) million in 2021. This decrease was primarily due to higher operating expenses, including $50.7 million of operating expense from edX, partially offset by revenue growth of $30.4 million, including $21.3 million from the addition of edX offerings.
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $170.2 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are governed by an indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of September 30, 2022, the conditions allowing holders of the Notes to convert had not been met and we have the right under the Indenture to determine the method of settlement at the time of conversion, and the Notes, therefore, are classified as a non-current on the condensed consolidated balance sheets. Refer to Note 9 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Notes.
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
We have financed our operations primarily through payments from university clients and students for our technology and services, the Amended Term Loan Facility, the Notes, and public and private equity financings. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Amended Term Loan Facility, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. We regularly evaluate our liquidity position, debt obligations, maturity schedule and anticipated cash needs, and may consider capital raising, refinancing and other market opportunities that may be available to us. We are currently evaluating options to opportunistically refinance our term loan in the short- to medium-term.

Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the nine months ended September 30, 2022 and 2021, our capital asset additions were $61.8 million and $54.9 million, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(1,442)	$(3,136)
Net cash used in investing activities	(54,049)	(12,558)
Net cash (used in) provided by financing activities	(4,738)	450,464
Effect of exchange rate changes on cash	(4,530)	(2,312)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(64,759)	$432,458
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, adjusted for non-cash expense items such as depreciation and amortization expense, stock-based compensation expense and gain on sale of investment.
The following sections set forth the components of our $1.4 million of cash used in operating activities during the nine months ended September 30, 2022.
Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the nine months ended September 30, 2022 (in thousands):

Net loss	$(310,308)
Non-cash interest expense	9,929
Depreciation and amortization expense	95,070
Stock-based compensation expense	62,740
Non-cash lease expense	16,507
Provision for credit losses	6,129
Impairment charges	138,291
Restructuring	9,523
Other	4,660
Net income (adjusted for non-cash charges)	$32,541

Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash used in changes in operating assets and liabilities during the nine months ended September 30, 2022 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(39,120)
Cash used in prepaid expenses, other assets, and other liabilities, net	(25,151)
Cash used in accounts payable and accrued expenses	(12,964)
Cash provided by deferred revenue	43,252
Net cash used in changes in operating assets and liabilities	$(33,983)
From December 31, 2021 to September 30, 2022:
•Accounts receivable, net and other receivables, net increased $39.1 million and deferred revenue increased $43.3 million. These increases were primarily due to the timing of our Degree Program Segment clients’ academic terms.
•Accounts payable and accrued expenses decreased $13.0 million, primarily due to a decrease in accrued compensation and related benefits.
•Other liabilities decreased $27.1 million, primarily due to a decrease in our lease liability and payments made to university clients in certain of our alternative credential offerings.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the nine months ended September 30, 2022, net cash used in investing activities was $54.0 million. This use of cash was driven by cash outflows of $50.2 million for the addition of amortizable intangible assets and $8.8 million for purchases of property and equipment, partially offset by a purchase price adjustment related to a change in net working capital which reduced the preliminary purchase price of the edX Acquisition by $5.0 million.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units, and cash proceeds from the exercise of stock options.
During the nine months ended September 30, 2022, net cash used in financing activities was $4.7 million. This use of cash was driven by cash outflows of $5.3 million for quarterly amortization payments on our Amended Term Loan Facility and $2.3 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by a cash inflow of $2.4 million from cash proceeds received from employee stock purchase plan share purchases and the exercise of stock options.
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
Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result. As of September 30, 2022 and December 31, 2021, the goodwill balance was $732.6 million and $834.5 million, respectively, and the indefinite-lived intangible asset balance was $195.7 million and $255.0 million, respectively. Refer to Note 4 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this transaction and for more information regarding goodwill and our indefinite-lived intangible asset.
Other Indefinite-lived Intangible Assets
Our indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name.
Interim Impairment Assessment
During both the first and third quarter of 2022, we experienced a significant decline in our market capitalization. Management deemed these declines triggering events related to our goodwill and indefinite-lived intangible asset. As a result, we performed interim impairment assessments as of March 1, 2022 and September 30, 2022.
For each of the interim impairment assessments, we utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and the income-based approach to determine the fair value of its long-lived intangible asset. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
For the interim impairment assessment performed as of March 1, 2022, we determined the carrying value for one of our reporting units within our Alternative Credential Segment and the carrying value of our indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. These charges are included within operating expense on our condensed consolidated statements of operations. The estimated fair values of the remaining reporting units exceeded their respective carrying values by approximately 10% or more.
For the interim impairment assessment performed as of September 30, 2022, we determined the carrying value for two of the reporting units within our Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively, both within our Alternative Credential Segment. These charges are included within operating expense on our condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result. For one of the reporting units within the Alternative Credential Segment, which had a goodwill balance of $97.5 million as of September 30, 2022, we recorded goodwill impairment charges of $43.0 million and $71.8 million for the three and nine months ended September 30, 2022, respectively. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $40.3 million decrease or a $53.5 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $27.6 million decrease or a $36.6 million increase to the estimated fair value of the reporting unit, respectively.
For the other reporting unit within the Alternative Credential Segment, which had a goodwill balance of $56.4 million as of September 30, 2022, we recorded goodwill impairment charges of $7.2 million for each of the three and nine months ended September 30, 2022. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $5.2 million decrease or a $6.7 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $3.1 million decrease or a $3.9 million increase to the estimated fair value of the reporting unit, respectively.
For the indefinite-lived intangible asset within the Alternative Credential Segment, we recorded impairment charges of $29.3 million and $59.3 million for the three and nine months ended September 30, 2022, respectively. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $51.6 million decrease or a $66.3 million increase to the estimated fair value of the reporting unit, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Degree Program Segment*
FCE enrollments	57,092	57,842	180,004	178,278
Average revenue per FCE enrollment	$2,404	$2,555	$2,414	$2,467
Alternative Credential Segment**
FCE enrollments	23,128	20,174	69,235	64,931
Average revenue per FCE enrollment	$3,850	$4,193	$3,917	$4,038

*
FCE enrollments and average revenue per FCE include enrollments in edX degree offerings and revenue from these offerings of $3.4 million and zero for the three months ended September 30, 2022 and 2021, respectively, and $8.9 million and zero for the nine months ended September 30, 2022 and 2021, respectively.

**
FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $5.9 million and zero for the three months ended September 30, 2022 and 2021, respectively, and $21.3 million and zero for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(121,676)	$(60,110)	$(310,308)	$(127,505)
Adjustments:
Stock-based compensation expense	15,967	25,022	62,740	74,745
Other (income) expense, net	1,845	425	4,242	(22,730)
Net interest expense	15,644	16,471	42,942	31,826
Income tax benefit	(59)	(319)	(474)	(448)
Depreciation and amortization expense	29,313	26,168	95,070	77,577
Loss on debt extinguishment	—	—	—	1,101
Impairment charges	79,509	—	138,291	—
Restructuring charges	11,632	5,395	29,172	7,214
Other*	343	1,688	5,025	3,820
Total adjustments	154,194	74,850	377,008	173,105
Adjusted EBITDA	$32,518	$14,740	$66,700	$45,600

*
Includes (i) transaction and integration expense of $0.0 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $0.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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
For the three months ended September 30, 2022 and 2021, our foreign currency translation adjustment losses were $5.6 million and $4.3 million, respectively. For the nine months ended September 30, 2022 and 2021, our foreign currency translation adjustment losses were $6.0 million and $2.1 million, respectively.
For the three months ended September 30, 2022 and 2021, we recognized foreign currency exchange losses of $1.8 million and $0.3 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, we recognized foreign currency exchange losses of $4.6 million and $2.1 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.

The foreign exchange rate volatility of the trailing 12 months ended September 30, 2022 was 11% and 7% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended September 30, 2021 was 10% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the nine months ended September 30, 2022 and 2021, however, our business could be affected by inflation in the future. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2022 at a reasonable assurance level. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 includes all of the Company’s consolidated operations except for, as permitted by SEC guidance for newly acquired businesses, those disclosure controls and procedures of edX that are subsumed by internal control over financial reporting. We acquired edX on November 16, 2021 and their results of operations are included in our financial statements effective with the fourth quarter of 2021. As of September 30, 2022, the assets acquired in the edX acquisition constituted approximately 4% of the Company’s consolidated assets and revenues constituted approximately 3% of the Company’s revenues for each of the three and nine months ended September 30, 2022. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
As part of our ongoing integration activities related to the edX Acquisition, we continue to implement our controls and procedures and augment our controls to reflect the risks inherent in the acquisition. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing, we made no changes in internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact and affect our net income and shareholders’ equity
When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. We review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. During the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively.

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
None.

(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	June 10, 2022

10.1†	Separation, Consulting and Release Agreement, dated as of July 27, 2022, by and between 2U, Inc. and Mark Chernis.	8-K	001-36376	10.1	July 28, 2022

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to supplementally furnish to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

November 7, 2022	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 7, 2022	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer