Form 10-K
period 2022-12-31
2U, Inc.
filed 2023-02-21
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation     received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the 58,351,442 shares of the registrant’s common stock held by non-affiliates as of June 30, 2022 (computed based on the closing price on such date as reported on The Nasdaq Global Select Market) was $610,939,598.
As of February 15, 2023, there were 79,274,086 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2023 Annual Meeting of Stockholders, or an amendment on Form 10-K/A are incorporated by reference in Part III of this Form 10-K.

2U, Inc.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to substantial risks and uncertainties. All statements, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•trends in the higher education market and the market for online education, and expectations for growth in those markets;
•our ability to maintain minimum recurring revenues or other financial ratios during required periods through the maturity date of our Amended Term Loan Facilities (as defined below);
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
•our ability to meet the anticipated launch dates of our offerings;
•our ability to acquire new clients and expand our offerings with existing university clients;
•our ability to successfully integrate the operations of our acquisitions, including the edX Acquisition (as defined below), to achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;
•our ability to refinance our indebtedness on attractive terms, if at all, to better align with our focus on profitability;
•our ability to service our substantial indebtedness and comply with the covenants and conversion obligations contained in the Indentures (as defined below) governing our Convertible Notes (as defined below) and the Second Amended Credit Agreement (as defined below) governing our Amended Term Loan Facilities ;
•our ability to generate sufficient future operating cash flows from recent acquisitions to ensure related goodwill is not impaired;
•our ability to execute our growth strategy including expansion internationally and grow our enterprise business;
•our ability to continue to recruit prospective students for our offerings;
•our ability to maintain or increase student retention rates in our degree programs;
•our ability to attract, hire and retain qualified employees;
•our expectations about the scalability of our platform;
•potential changes in laws, regulations or guidance applicable to us or our university clients;
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
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (2u.com), the investor relations section of our website (investor.2u.com), our Twitter account (@2Uinc), Chip Paucek’s Twitter account (@chippaucek) and our blogs (2u.com/latest and blog.edx.org). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

PART I
Item 1.    Business
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale. Through edX, our best-in-class education consumer marketplace with 48 million registered learners, we host a comprehensive range of education offerings, from free courses to degree programs.
We serve more than 230 top-ranked global universities and other leading organizations and, together, we offer more than 4,000 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs. Our offerings cover a wide range of topics including technology, business, healthcare, science, education, social work, and sustainability. Many of our offerings are stackable, providing learners with an affordable pathway to achieve both short-term and long-term professional and educational goals. Our platform provides our clients with the digital infrastructure to launch world-class online education offerings and allows students to easily access high-quality, job-relevant education without the barriers of cost or location.
Business Segments
We have two reportable segments: the Degree Program Segment and the Alternative Credential Segment.
In our Degree Program Segment, we provide technology and services to nonprofit colleges and universities to enable the online delivery of degree programs. Students enrolled in these programs are generally seeking an undergraduate or graduate degree of the same quality they would receive on campus.
In our Alternative Credential Segment, we provide premium online open courses, executive education programs, technical, skills-based boot camps and micro-credential programs through relationships with nonprofit colleges and universities and other leading organizations. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings. In addition to selling these offerings directly to individuals, we also sell to organizations and institutions, including employers, non-profits, governments and governmental entities to enable upskilling and reskilling of their workforces.
Our Platform
Our platform consists of a seamlessly integrated ecosystem of technology, people and data. Through our platform, we provide the tools and services our clients need to bring their education offerings online, at scale and we provide learners with flexible, high-quality learning opportunities across an expansive range of topics to support their educational and career goals.
edX
edX.org provides access to the full catalog of online offerings that we enable, ranging from free offerings to graduate degrees. This thriving marketplace allows us to connect a large base of learners with our comprehensive range of high-quality education offerings and identify new high-intent learners efficiently.
Our Technology and Technology-Enabled Services
In the Degree Program Segment, we offer our university clients a broad set of technology and services spanning the student journey from pre-enrollment through graduation. Clients can utilize the entire bundle of technology and services that we offer, or a more flexible set of services under our flexible degree model. In the Alternative Credential Segment, we provide technology and services to enable our clients to provide a range of non-degree credentials and other courses to learners.
Our Technology
•Learning Technology – For many of our offerings, including all of our open course and micro-credential offerings, our clients leverage an open source learning technology platform (the “Open edX Platform”). We have customized this learner-centric, scalable learning platform to enable our clients to easily build and launch offerings on edX. For certain degree, executive education and boot camp offerings, we use other learning platforms that provide an integrated hub for students to access coursework and learning modules, interact with tutors and peers, attend live classes, and review assignment grading and tutor feedback. Our STEM-based education tools and collaborative annotation technology significantly enhance the learning experience for students and the instruction capabilities for faculty.

•Integrated Learning and Business Systems – We use a variety of proprietary technologies to streamline the launch of our degree programs at scale across multiple schools. Prior to the launch of new degree programs, we also tightly integrate our systems with our university clients’ systems by building integrations and data connections. These integrations facilitate the secure bi-directional exchange of data to support our degree programs and to automate a variety of processes on an ongoing basis, including admissions and live class scheduling. We also integrate our systems with those of our enterprise clients to allow for secure access to our catalog of offerings directly through our clients’ corporate learning management systems.
•Data and Analytics Support – Our platform enables us to measure user interactions from their first introduction to the program all the way through completion. This allows us to analyze and understand the types of offerings a given student will be most successful in and helps us determine the level of support they need. In addition, instructors and faculty are able to leverage platform tools so they can better understand how their students are performing and who may need additional help.
Our Technology-Enabled Services
•Student Engagement Services. We provide a broad scope of services to support students at each stage of their learning journey from the enrollment process through post-completion career services.
◦Pre-Enrollment – We provide prospective students with transparent information regarding admissions and enrollment requirements, the application process, curriculum, tuition, and time to completion.
◦Student Support – In many offerings, we provide students with best-in-class support by assigning a dedicated advisor that is focused on retention and graduation. These advisors provide individualized non-academic support throughout their program by using data analysis and proprietary tools to create personalized coaching plans for students, and ensure student questions on asynchronous content or coursework receive a timely response from an advisor or teaching assistant.
◦Post-Completion – We provide students and alumni of our clients’ offerings with access to industry-aligned resources designed to support students in achieving their career goals following program completion through our Career Engagement Network. These services include resume and interview tools, live coaching and workshops as well as career fairs and employer referrals to our strong network of employer partnerships around the world.
•Curriculum and Learning Services. Our platform enables faculty of our university clients to author and publish high-quality content for their offerings efficiently. We provide course strategy and design consultation services and other self-help resources to assist faculty in creating engaging course content. For certain offerings, our learning design and development experts collaborate with faculty to produce high-quality, engaging, online coursework and content for our university clients’ offerings. We use a variety of technology tools that allow us to scale our curriculum and learning services, including a learning management system to author and host asynchronous learning activities and make real-time updates in certain quickly evolving fields. We also use tools to streamline scheduling, grading and student collaboration in the virtual learning environment for students and professors. We also recruit, hire and train faculty to teach the executive education and boot camp offerings for our clients.
•Marketing Services. Our marketing efforts center on using the strength of the edX brand and the popularity of edX.org to enable learners to find our offerings through free or low-cost acquisition channels. The edX platform gives us access to a large global audience, a comprehensive library of educational content, and a trusted brand with significant consumer recognition. Through data analytics and machine learning techniques, we connect learners with the appropriate high-quality learning experiences based on their skill sets and learning goals. We also deploy program-specific marketing campaigns, primarily for our university clients’ degree programs. These campaigns leverage our university clients’ brands and approved messaging to generate interest in a particular program.
•University & Faculty Support Services. We provide a range of other services to enable the success of our university clients’ online degree programs and allow them to focus on their core academic functions.
◦Admissions – While our university clients are solely responsible for setting admissions standards and making admissions decisions, we provide technology-enabled services to streamline the admissions process by assisting prospective students in the application process and organizing and routing completed student application packages to the university’s admissions office.
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
Key Benefits of our Platform
We believe our platform provides the following key benefits:
•Extend Institutional Reach and Impact. Our platform enables our clients to extend their brands and increase their impact by delivering high-quality education offerings to students anywhere in the world at a wide range of prices and credential levels.
•Comprehensive Scope of Offerings. We provide a broad range of education offerings to students that range from free open courses to graduate degree programs. Our breadth of offerings allows students to gain the skills and credentials they need to reach their career and personal goals and provides the flexibility to “stack” credentials to progress towards a more advanced credential or degree.
•Marketing Reach and Trusted Brand. We believe edX.org, together with its strong consumer-facing brand, enables our clients to efficiently reach a large audience of potential students. As we continue to expand the scope of offerings on edX, we believe we will generate additional interest in our offerings among students and incentivize clients to create additional offerings ranging from free-to-degree.
•Outcomes. Our platform allows students to pursue a wide range of high-quality education offerings provided by leading universities and other top-tier institutions. Through these offerings, students obtain valuable skills and credentials that can create upward career mobility, facilitate a transition to a new field and lead to personal enrichment.
•Turnkey Solution. Our platform provides a broad set of capabilities that would otherwise require universities to purchase multiple, disparate point solutions, and significantly increase headcount in marketing, data analytics, technology and other areas, particularly with respect to degree offerings.
•Scalable Support. High-quality student support is central to our services. We provide student support that is tailored to student needs and offering type. For many of our offerings our support teams work with prospective students prior to enrollment as they consider and apply to a particular offering. Once enrolled, we augment the academic experience by assigning a dedicated advisor to provide ongoing individualized non-academic support and career guidance for certain offerings.
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
Our Growth Strategy
We intend to continue our industry leadership as a provider of a digital education platform that enables our clients to deliver high-quality online education at scale and provides students with lifelong learning opportunities to unlock their potential. Our approach to growth is disciplined and focused on long-term success. The principal elements of our strategy are:
•Adding Offerings and Increasing Enrollments. We intend to add additional top-tier universities and other entities to our client base and to increase the number of offerings we power on behalf of our existing client base. edX allows potential students to search for and find courses of interest from free-to-degree efficiently.
•Adding New Offering Types. We intend to continue evolving our offering portfolio to meet the demands of lifelong learners particularly in rapidly evolving fields. This evolution could include new offering types, course bundles or stacks, or additional credentialing options.
•Broadening Enterprise Channel. We believe continuing to expand our enterprise channel presents a significant opportunity for us. Our deep catalog of over 4,000 high-quality free-to-degree offerings enables us to partner with a wide range of institutions seeking to upskill and train employees at any level of their organizations in job-relevant subject areas. We also intend to expand our work with governments, local workforce agencies as well as corporations and nonprofits to provide lifelong learning and skills training to fill pressing workforce needs often in technology focused fields.
•Expanding Globally. edX generates significant global web traffic and has a large non-US learner base. We believe this creates a significant opportunity to expand our offerings with top-tier international universities and other entities and to attract additional non-US learners to our existing offerings. We also intend to grow our geographic reach by adding offerings to edX from other digital education providers that have a strong non-U.S. university client base.
Clients
As of December 31, 2022, we had more than 230 clients with more than 4,000 offerings. Our clients are nonprofit colleges and universities as well as leading corporations and non-profit entities.
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
Intellectual Property
We protect our intellectual property by relying on a combination of copyrights, trademarks, trade secrets and contractual agreements. For example, we rely on trademark protection in the United States and various foreign jurisdictions to protect our rights to various marks, including 2U, NO BACK ROW, GETSMARTER, EDX and other distinctive logos associated with our brand. We continue to evaluate developing and expanding our intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally.
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
We also purchase or license technology and other intellectual property that we incorporate into our technology or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our technology and services, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms.
For important additional information related to our intellectual property position, please review the information set forth in “Risk Factors—Risks Related to Intellectual Property.”
Education Laws and Regulations
The higher education industry is heavily regulated. Institutions of higher education that award degrees and certificates to signify the successful completion of an academic program are subject to regulation from three primary entities: the U.S. Department of Education, or DOE, accrediting agencies and state licensing authorities. Each of these entities promulgates and enforces its own laws, regulations, guidance and standards, which we refer to collectively as education laws.
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

Although we are not considered an institution of higher education and we do not directly participate in Title IV programs, we are required to comply with certain regulations and guidance promulgated by the DOE as a result of our role as a service provider to institutions that do participate in Title IV programs. These include, for example, regulations governing student privacy under Family Educational Rights and Privacy Act, or FERPA, and the DOE’s recent guidance regarding third-party servicers. While online executive education courses and boot camps are typically not eligible for Title IV aid, when offered by or on behalf of Title IV eligible institutions, many education laws, such as FERPA, remain applicable to us or our university clients even in the Alternative Credential Segment.
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
Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties or as a defense to the obligation to repay student loans. In 2022, DOE completed changes to related “borrower defense to repayment” regulations including new definitions of “aggressive recruitment” and misrepresentation (including omission of fact). The new rules could make it significantly easier for students to obtain student loan discharges, in some cases at the institution’s expense, and may trigger further scrutiny of marketing or recruiting practices. In addition, the DOE has designated an investigations unit to enforce rules related to deceptive student marketing, which is expected to work with other federal agencies.
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
All states except California now participate in the State Authorization Reciprocity Agreement, or SARA, governing the licensing of online offerings. All SARA-member institutions may provide online offerings in SARA states without obtaining separate state authorization (this includes externships, recruiting, local advertising, and faculty presence). SARA-member institutions must still obtain a separate authorization in order to open a physical location in another state and are also required to obtain any additional approvals that may be required for offerings leading to professional licensure in a state (e.g., nursing, teaching, or counseling). Most of our university clients are SARA members and the DOE accepts participation in a reciprocity agreement as evidence of state approval. SARA policies and procedures change frequently and must reflect changes in policy instituted by accreditation agencies and the DOE.
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
Other Laws
Our activities or those of our university clients are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the FTC, state and federal consumer lending laws, including those enforced by the federal Consumer Financial Protection Bureau or state agencies, student accessibility requirements, federal and state data protection and privacy requirements and foreign and U.S. anti-corruption regulations.
Human Capital Resources
General Information About Our Human Capital Resources
As of December 31, 2022, we had approximately 3,445 full-time employees and 3,699 part-time employees worldwide. Approximately 6,077 of our employees are located in the U.S., approximately 702 of our employees are located in Cape Town, South Africa, and approximately 365 employees are located in other jurisdictions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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
Human Capital Measures and Objectives
2U is dedicated to eliminating the back row in higher education and our employees are critical to achieving this mission. We believe that when our employees feel appreciated and included they can be more creative, innovative, and better serve our university clients and students. Human capital measures and objectives that we focus on in managing our business include talent acquisition and retention, diversity and inclusion, employee development and training, community involvement and employee engagement and wellness.
•Talent Acquisition and Retention. We seek to recruit, retain and incentivize highly talented employees and our compensation and benefits programs are aligned with these goals. We are committed to providing total rewards programs for our employees that are market-competitive and based on each employee’s contribution and performance. To foster a stronger sense of ownership and align the interests of employees with stockholders, we provide equity compensation in the form of performance and service-based restricted stock units to eligible employees. We also offer eligible employees the ability to participate in our Employee Stock Purchase Plan, which enables them to purchase shares of our stock at a discount. We also provide comprehensive benefits for employees and their families, which are tailored to the various geographies in which we operate. Depending on the jurisdiction, our benefits may include health insurance coverage, 401(k) matching, paid parental leave, and unlimited paid time off.
•Diversity and Inclusion. We believe an equitable and inclusive environment with diverse teams produces more creative solutions and results in better outcomes for our university clients and students. We strive to attract, retain and promote diverse talent at all levels of the organization. Our Board is 27% women and 27% people of color and our executive team is comprised of 19% women and 25% people of color. We have established a diversity and inclusion committee, known as “Mosaic” that serves as a liaison with management on diversity and inclusion issues and we maintain executive-sponsored business resource networks (“BRNs”) that offer a forum for employees to network and engage in professional development activities. As of December 31, 2022 we had 7 BRNs focused on the following groups: Black/African American, Women, LGBTQ+, Asian Pacific Islander, Latinx, People Who Are Differently Abled and Parents and Caregivers. To further support our diversity and inclusion goals, starting in 2020 the Company bonus plan included a diversity and inclusion component for our employees at and above the vice president level.
•Employee Development and Training. We provide a range of mandatory and optional employee development programs and opportunities for employees to develop the skills they need to be successful. Our learning and development teams create and teach a variety of live courses and our employees also have free access to a library of learning resources via LinkedIn Learning. Our diversity and inclusion principles are also reflected in our employee training programs. We require all managers to complete trainings on allyship, unconscious bias, cultural communication and thriving across differences and we offer additional training on emotional intelligence and leading with empathy. In addition, we offer a subscription to edX for employees, which allows eligible employees and a family member to access certain of our offerings.

•Community Involvement. We are committed to making an impact in our local communities through volunteering, financial donations, scholarships and other forms of engagement. Our corporate social responsibility program, “2U Engage”, supports local non-profit organizations in each location where we have an office with a focus on organizations that are aligned with our mission to provide access to quality education. Employees are encouraged to volunteer for these organizations throughout the year and we provide employees with 24 hours of “Volunteer Time Off” annually to support nonprofit organizations of their choice. We also organize company sponsored community service events for volunteerism and fundraising. We also endeavor to support the local community through scholarship initiatives, which focus on reaching the Black, Latinx and indigenous communities, as well as women and individuals from low income households. As part of our global community involvement, we partnered with the International Rescue Committee to support a 2U-sponsored scholarship program for its employees.
•Employee Engagement and Wellness. We strive to create employee programs that promote our guiding principles, support employee wellness and enable employees to work productively. These efforts include providing access to free wellness resources such as meditation and mental health support, a family support benefit to cover fertility treatments, adoptions, surrogacy and a travel benefit for eligible reproductive care services. We regularly survey our employees to assess wellness and additional support needs. A large portion of our full-time workforce is remote or has a hybrid working arrangement, and we are committed to supporting our employees in doing their best work no matter where they are located.
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
•If we are unable to maintain and enhance our brand, our reputation and business may suffer.
•Implementation of our 2022 Strategic Realignment Plan (as defined below) may not be successful, which could affect our ability to increase our profitability.
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
•We may be unable to raise the funds necessary to repurchase the Convertible Notes (as defined below) for cash following a “fundamental change,” or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion.
•Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
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
Risk Factors
Risks Related to Our Business Model
The evolving scope of our offerings and changes to our operating model make it difficult to predict our future financial and operating results, and we may not achieve our expected financial and operating results in the future.
From 2008 to 2017, our offerings generally only consisted of graduate degree programs. In July 2017, we expanded our offerings to include premium online executive education programs and in May 2019, we further expanded our offerings to include skills-based boot camps. In 2020 we launched our first undergraduate degree program and in November 2021 expanded our offerings to include open courses and micro-credentials and added a consumer facing marketplace. Given the significant evolution of our current scope of our offerings and changes to our operating model, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of risks and uncertainties. If our assumptions regarding these risks and uncertainties are incorrect or change, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.
We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.
We incurred net losses of $322.2 million, $194.8 million and $216.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. We will need to generate and sustain increased revenue levels and/or reduce operating expenditures in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, developing new content, and on our sales and marketing efforts. Our efforts to grow our business may be more costly than we expect, and we may not be able to achieve or maintain profitability or to increase our revenue enough to offset our operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we may be unable to achieve and maintain profitability, and the value of our company and our common stock could decline significantly.

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
We have experienced, and may in the future experience, fluctuations in our student enrollments based on a variety of factors. For example, student enrollments have declined, and may decline in the future, due to our university clients changing their admissions standards and the COVID-19 pandemic led to significant fluctuations in student enrollment across our offerings.
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
•Unsuccessful marketing efforts. We invest substantial resources in developing and implementing data-driven marketing strategies that focus on identifying the right potential student at the right time. In connection with our platform-based and product-level marketing efforts, we make substantial use of search engine optimization, paid search, social media and custom website development and deployment and we rely on a small number of internet search engines and marketing partners. The effectiveness and cost of our marketing efforts has varied over time and from offering to offering based on economic conditions, competition, advertising prices, offerings type, university client reputation and other factors, including the effectiveness of our marketing partners to identify students and learners.
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
•Inability to maintain sufficient high-quality content from our clients. Our success depends on our ability to provide students with high-quality learning experiences. For certain of our offerings, including our degree programs, while our clients are primarily responsible for curriculum development our learning design and development experts collaborate with faculty to ensure the final course content is engaging and digestible in an online format. For other offerings, including our open course and micro-credential offerings, our clients are solely responsible for curriculum development and we provide limited self-help resources. If the course content in our offerings is not high-quality and students are dissatisfied with their experience in an offering on our platform or do not find the content of our offerings appealing, they may stop accessing our content. In turn, if clients perceive that our platform lacks an adequate learner audience, clients may be less willing to provide content to offer on our platform, and the experience of students could be further negatively impacted.
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
The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities to provide their offerings online. In particular, to engage new university clients, we need to convince potential university clients, many of which have been educating students only in on-campus programs for hundreds of years, to invest significant time and resources to introduce a new teaching modality. The delivery of online education at leading nonprofit colleges and universities is evolving, but many administrators and faculty members continue to have concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high-quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and online offerings of the kind we develop with our university clients may not achieve significant market acceptance. In addition, our university clients have regular turnover in their leadership positions, and there is no guarantee that any new leader will have an interest in continuing or expanding online delivery of the university’s educational offerings. If new leaders at our university clients do not embrace online delivery of educational offerings, we may not be able to add additional offerings with the university client and the university client may attempt to terminate or may not renew their relationship with us.
The market for our offerings may be limited due to exclusivity provisions in certain of our contracts with university clients. We have agreed to incur, and we may incur in the future, costs to terminate some or all of the exclusivity obligations in certain of our university client contracts.
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
In addition, in order to maintain good relations with our university clients, we may decide not to approach certain institutions that our university clients regard as their direct competitors to offer similar programs or courses, even if we are allowed to do so under our contracts. A limited number of our contracts with our university clients include provisions that may result in pricing adjustments in limited circumstances. If we need to incur contingent costs in connection with enabling competitive offerings or if we determine not to approach certain institutions, or if we have to adjust our pricing provisions, our ability to grow our business and achieve profitability would be impaired.
To launch a new degree program, we generally incur significant expense in technology and content development, as well as in marketing and sales to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.
To launch a new degree program, we generally integrate components of our platform with the various student information and other operating systems our university clients use to manage functions within their institutions. In addition, for these degree programs, our content development staff work closely with the university client’s faculty members to produce engaging online coursework and content, and we must commence student acquisition activities. This process is time-consuming and costly and, under our agreements with our university clients, we are primarily responsible for the significant costs of this effort for most of our degree programs, even before we generate any revenue and there is no guarantee we will ever recoup these costs.
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
Our ability to efficiently scale new offerings may depend on a number of factors, including our ability to:
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
If student enrollments in our offerings do not increase, if we are unable to launch new offerings in a cost-effective manner or if we are otherwise unable to manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our platform and the satisfaction of our university clients and their students could suffer.
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
We rely on our reputation for delivering high-quality online educational offerings and recommendations from existing university clients to attract potential new university clients. Therefore, the loss of any single offering, or the failure of any university client to renew its agreement with us upon expiration, could harm our reputation and impair our ability to pursue our growth strategy and ultimately to become profitable.
The recent significant decline in the market price of our common stock and the impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact and affect our net income and shareholders’ equity.
We review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. We experienced a significant decline in the market price of our common stock subsequent to February 9, 2022 that resulted in a triggering event for assessing our goodwill and indefinite-lived intangible asset balances. When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. During the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively.
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
Our platform and program-level marketing efforts make substantial use of paid search, social media, search engine optimization and custom website development and deployment and we rely on advertising through a limited number of third-party advertising platforms such as Google, Meta Platforms and LinkedIn, to direct traffic to, and recruit new students for, our offerings. Changes in the way these platforms operate - whether due to changes in law, changes in the practices of mobile operating system providers, or otherwise - or changes in their advertising prices, data use practices, or other terms have impacted the cost and efficiency of our student acquisition efforts in the past and could in the future make marketing our offerings more expensive, or less effective. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new students on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations and financial condition.

If internet search engines’ methodologies are modified, our search engine optimization capability in connection with our student recruiting efforts could be harmed.
Our search engine optimization capability in connection with our student acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to our marketplace at edX.org and other websites related to our offerings. Our ability to influence the number of visitors directed to these websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. In this respect, we have experienced fluctuations in our search result listings and website traffic based on changes to search engine algorithms, and future algorithm changes by Google or any other search engines could cause edX.org and other websites for our offerings to receive less favorable placements, which could reduce the number of prospective students who visit these websites and impact our ability to effectively utilize search engine optimization as part of our student acquisition strategies in the long-term. Further, if our competitors’ search engine optimization efforts are more successful than ours, fewer prospective students may be directed to our websites.
The U.S. Department of Justice brought several antitrust lawsuits against Google claiming, among other things, that Google improperly uses its monopoly over internet search to impede competition and harm consumers. We cannot predict the impact that these lawsuits may have on advertising costs or Google’s future operations. Any reduction in the number of prospective students directed to our websites could negatively affect our ability to generate prospective students, and ultimately revenue, through our student acquisition activities.
If our security measures or those of our third-party service providers are breached or fail, resulting in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.
Our platforms and computer systems store and transmit proprietary and confidential client, student, and company information, which may include personal information of students, prospective students, faculty and employees, subject to stringent legal and regulatory obligations. As a technology company, we have faced and continue to face an increasing number of threats to our platforms and computer systems, including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, phishing attacks, ransomware attacks, social engineering attacks, and organized cyberattacks, any of which could breach our security, or threaten an open source platform that we do not control and create a data exfiltration condition and/or disrupt our platform and our clients’ offerings. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems are growing in sophistication, change frequently and generally are not detected until after an incident has occurred. We have experienced, and may in the future experience, an increasing number of cybersecurity threats to our platform and computer systems and to the systems of our third-party service providers and our efforts to maintain the security and integrity of our platform, and the cybersecurity measures taken by our third-party service providers, may be unable to anticipate, detect or prevent all attempts to compromise our systems. While there can be no assurances of effectiveness, we have implemented certain safeguards and processes to thwart hackers, and all related activity, and protect the data in our platforms and computer systems. If our, or our third-party service providers’, security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, it could result in the loss or misuse of proprietary and confidential university, student (including prospective student), employee or company information, which could subject us to material liability, or materially interrupt our business, potentially over an extended period of time. Any such event could harm our reputation, adversely affect our ability to attract new clients and students, cause existing clients to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or existing students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective clients or students. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all costs, expenses or losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.
Data protection laws in jurisdictions around the world require companies and institutions to notify impacted individuals of certain data breach incidents, usually in writing. Under the terms of our contracts with our university clients, we would be responsible for the costs of investigating and disclosing data breaches to the university clients’ students, if required by law. In addition to costs associated with investigating, disclosing, and remediating a data breach, we could be required to compensate victims by providing identity protection or monitoring services. We also could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

Disruption to or failures of our online learning platforms could reduce university client and student satisfaction with our offerings and could harm our reputation.
The performance and reliability of our online learning platforms is critical to our operations, reputation and ability to attract new university clients, as well as our student acquisition and retention efforts. Our university clients rely on our platforms to provide their offerings online, and students access our platforms on a frequent basis as an important part of their educational experience. Because our platforms are complex and incorporates a variety of hardware and proprietary and third-party software, our platforms may have errors or defects that could result in unanticipated downtime for our university clients and students. Web- and mobile- based applications frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our technology and new errors and defects may be detected in the future. In addition, we have experienced and may in the future experience temporary system interruptions to our platforms for a variety of reasons, including network failures, power failures, problems with third-party firmware and software updates, as well as an overwhelming number of users trying to access our platforms. Any errors, defects, disruptions or other performance problems with our platforms could damage our or our university clients’ reputations, decrease student satisfaction and retention and impact our ability to attract new students and university clients. If any of these problems occur, our university clients could attempt to terminate their agreements with us or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our platforms could adversely affect our and our university clients’ compliance with applicable regulations and accrediting body standards.
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
If we fail to manage our growth or changes to our business operations effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.
We have experienced rapid growth and changes to our business operations in a relatively short period of time, which has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and may require us to expand personnel on certain teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to manage our growth or changes in our business operations efficiently, our costs and expenses may increase more than we plan and we may not successfully expand our university client base, enhance our platform, develop new offerings with new and existing university clients, attract a sufficient number of students in a cost-effective manner, satisfy the requirements of our existing university clients, respond to competitive challenges or otherwise execute our business plan.
Our ability to manage any growth or changes in our business operations effectively will depend on a number of factors, including our ability to:
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
Any of these outcomes could harm our business and operating results. In addition, a significant portion of the purchase price of companies we have acquired and may acquire in the future may be allocated to goodwill and indefinite-lived intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make changes to our operating results based on our impairment assessment process. For example, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively. As of December 31, 2022, our goodwill balance was $734.6 million and indefinite-lived intangible asset balance was $195.7 million, a significant portion of which relate to the acquisition of edX completed in November 2021 (the “edX Acquisition”).

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
If we are not able to maintain and enhance our brand, our reputation and business may suffer.
We believe that maintaining and enhancing our reputation and brand recognition is important to attract and retain students and clients, and that the importance of our reputation and brand recognition will continue to increase as competition in the markets in which we operate continues to develop. Our success in this arena will depend on a range of factors, both within and beyond our control. The following factors, many of which are beyond our control, may affect our reputation and brand recognition:
•our ability to market our platform effectively and efficiently;
•our ability to maintain a useful, innovative, and reliable platform;

•our ability to maintain a high satisfaction among students and partners;
•our ability to provide high quality, valuable content for our platform;
•our ability to successfully differentiate our platform from competing offerings;
•our ability to maintain a consistently high level of customer service;
•our ability to prevent any actual or perceived data security breach or incident or data loss, or misuse or perceived misuse of our platform;
•the actions of competitors or other third parties;
•positive or negative publicity, including with respect to events or activities attributed to us, our employees or our clients;
•interruptions, delays, or attacks on our platform; and
•litigation or legal developments.
Damage to our reputation and brand, from the factors listed above or otherwise, may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rehabilitate our reputation and brand recognition may be costly and time-consuming, and there can be no assurance that any such efforts will ultimately be successful.
If for-profit postsecondary institutions, which offer online education alternatives different from ours, or online program management providers perform poorly or continue to attract negative publicity, it could tarnish our reputation or the reputation of online education as a whole, which could impair our ability to grow our business.
For-profit postsecondary institutions, many of which provide course offerings predominantly online, remain under intense regulatory and other scrutiny, which has led to media attention that has portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, exaggerated promises to students, and failure to achieve positive outcomes for students, including the inability to obtain employment in their fields. These allegations have attracted significant adverse media coverage and have prompted ongoing legislative hearings and actions as well as regulatory responses at both the state and federal level. These investigations have focused on specific companies and individuals, and the entire industry in the case of marketing and recruiting practices by for-profit higher education companies. Even though we do not market our platform to for-profit institutions, and have a different business model from them, this negative media attention has nevertheless fostered skepticism about online program management companies, online higher education generally and our company specifically. Allegations of abuse of federal financial aid funds and other statutory violations against higher education companies, even if unfounded, could negatively impact our opportunity to succeed due to increased regulation or decreased demand for our offerings. Our company has been the subject of articles and inquiries by critics of for-profit education models generally, and such critics continue to advocate for changes in law and regulation at the state and federal level that would be adverse to our business model and have sought information and increased oversight regarding the business practices of online program management companies. For example, such critics have sometimes compared our business to that of entities that were formally for-profit institutions and that subsequently converted to non-profit status, and the conflation of these newer business models with our own likely increased scrutiny of our business by Congress, DOE or other regulatory agencies. Any of these factors could negatively impact our ability to increase our university client base and grow our offerings and our revenue, which would make it difficult to continue to grow our business.
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
Our future success also depends heavily on the retention of our marketing and sales, technology and content development and support teams to continue to attract and retain students, thereby generating revenue for us. In particular, our highly-skilled technology and content development employees provide the technical expertise underlying our technology and technology-

enabled services that support our university clients’ offerings and the students enrolled in these offerings. We have experienced intense competition for these employees, and we may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with university clients, loss of expertise or know-how and unanticipated recruitment and training costs.
In addition, as a result of business acquisitions and our Strategic Realignment Plan, our current and prospective employees and employees of any acquired company may experience uncertainty about their future roles following the acquisition or announcement of the Strategic Realignment Plan. If our employees or the employees of any acquired company depart because of issues relating to uncertainty or perceived difficulties of integration, our ability to realize the anticipated benefits of an acquisition could be adversely impacted.
We have employees outside of the United States, have international residents that apply to and enroll in our offerings and plan to expand our international business, which exposes us to risks inherent in international operations.
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
We have a significant employee base in South Africa. We may incur costs complying with labor laws, rules and regulations in South Africa, including laws that regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance with administrative and reporting requirements in respect of affirmative action policies. Our reliance on a workforce in South Africa also exposes us to disruptions in the business, political, and economic environment in that region, as well as natural disasters, public health crises, power outages and other environmental conditions. Maintenance of a stable political environment is important to our operations in South Africa, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in South Africa require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States, which could increase our South-African-based costs and decrease our operating margins. Our operations in South Africa may also subject us to trade restrictions, exchange control limitations, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.
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
On July 28, 2022, we announced a plan to accelerate our transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, the Company optimized marketing spend, simplified its executive structure to reduce silos, reduced employee headcount, and rationalized its real estate footprint. We expect to record in the aggregate approximately $35 million to $40 million in restructuring charges associated with the 2022 Strategic Realignment Plan. The plan was substantially completed by December 31, 2022 with cash expenditures relating to the employee headcount reduction continuing through the first quarter of 2024 and cash expenditures related to real estate continuing through the duration of lease terms ranging from 1 to 9 years. Although we believe that the 2022 Strategic Realignment Plan will reduce overhead costs, enhance operational efficiency, and result in improved profitability, we cannot guarantee that the 2022 Strategic Realignment Plan will achieve or sustain the expected benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. Risks associated with the impact of the 2022 Strategic Realignment Plan also include additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition beyond our intended reductions and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire and retain employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees and the potential negative impact on our reputation among our university clients. If we do not realize the expected benefits or synergies of the 2022 Strategic Realignment Plan, our business, financial condition, cash flows and results of operations could be negatively impacted.
If students do not expand beyond the free offerings available on our platform, our ability to grow our business and improve our results of operations may be adversely affected.
Many of our students initially access the free or audit track of the open courses available on our platform. Our growth strategy depends in part on our ability to increase the number of registered learners on our platform and to persuade those learners to enroll in the paid certificate track of the open courses available on our platform or in one of our paid offerings. If students do not expand beyond free offerings, our ability to grow our business may be adversely affected.
Risks Related to Our Indebtedness and Capital Structure
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2022, we had approximately $953.8 million of indebtedness on a consolidated basis, including $380 million of 2.25% Senior Unsecured Convertible Notes due 2025 (the “2025 Notes”) issued pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2025 Indenture”). Additionally, on January 11, 2023, we issued $147 million of 4.50% Senior Unsecured Convertible Notes due 2030 (the “2030 Notes” and together with the 2025 Notes, the “Convertible Notes”) pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2030 Indenture” and together with the 2025 Indenture, the “Indentures”), and amended, extended and paid down the Term Loan Credit and Guaranty Agreement, dated as of June 28, 2021, by entering into the Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”) reducing the amount of term loans outstanding under such instrument to $380 million and adding a revolving credit facility in an amount not to exceed $40 million. See Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The Indentures and the Second Amended Credit Agreement contain, and the agreements governing indebtedness we may incur in the future may contain, affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
Despite current indebtedness levels and existing restrictive covenants, we may still incur additional indebtedness that could further exacerbate the risks associated with our substantial financial leverage.
We may incur significant additional indebtedness in the future under the agreements governing our indebtedness. We are subject to limited restriction under the terms of the Indentures from incurring additional unsecured debt. Although the Second Amended Credit Agreement contains, and any future indebtedness may contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions could permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness.

The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility.
The Second Amended Credit Agreement requires us to comply with several financial covenants and other restrictive covenants, such as maintaining minimum recurring revenues, a minimum fixed charge coverage ratio, a maximum consolidated senior secured net leverage ratio and a maximum consolidated total net leverage ratio, maintaining insurance coverage, and restricting our ability to make certain investments. In addition, the 2030 Notes also contain financial covenants consistent with the Second Amended Credit Agreement. Compliance with these covenants may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions.
These covenants may limit the flexibility of our operations, and lack of compliance could result in a default under the Second Amended Credit Agreement. If such a default were to occur, the lenders would have the right to terminate their commitments to provide loans under the Second Amended Credit Agreement and declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a first priority security interest to them, which consists of substantially all our assets. Additionally, the scheduled maturity date of the loans under the Second Amended Credit Agreement may be accelerated to (i) in the case of the term loan facility, January 30, 2025 in the event more than $40 million of 2025 Notes remain outstanding on such date and (ii) in the case of the revolving facility, January 1, 2025, in the event more than $50 million of 2025 Notes remain outstanding on such date. If the debt under the Second Amended Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, including the Convertible Notes which have cross-acceleration provisions to the Second Amended Credit Agreement, which could immediately materially and adversely affect our business, financial condition, and results of operations.
Furthermore, the Second Amended Credit Agreement restricts, and any future indebtedness may similarly restrict or prohibit, us from making any cash payments to settle a conversion, repurchase, mandatory redemption or maturity payment in respect of the Convertible Notes. Our inability to make cash payments upon the conversion or repurchase of the Convertible Notes could result in dilution to our stockholders and limit our operational flexibility, respectively, and, in respect of a payment in connection with a mandatory redemption or maturity, would permit holders of the Convertible Notes to accelerate our obligations under the Convertible Notes. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with such covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.
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
If we are unable to generate sufficient cash from operating activities or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or amounts payable upon maturity or a mandatory redemption of the Convertible Notes, or if we fail to comply with the various covenants in the instruments governing our indebtedness and we are unable to obtain waivers from the required lenders or noteholders, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. As a result, we could be forced into bankruptcy or liquidation.
We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a “fundamental change,” or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion.
Holders of the Convertible Notes may, subject to certain exceptions, require us to repurchase their Convertible Notes following a “fundamental change” (as defined in the applicable Indenture) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligations in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indentures. A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon any conversion of the Convertible Notes. The make-whole conversion provisions under the Indentures governing the Convertible Notes may also further dilute the ownership interests of existing stockholders. In addition, the Indentures governing the Convertible Notes provide for customary anti-dilution provisions, which may result in the issuance of additional shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions. The anticipated conversion of the Convertible Notes into shares of our common stock could also depress the price of our common stock.
Provisions in the Convertible Notes, Indentures and in the Second Amended Credit Agreement could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes and in the Indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the applicable Indenture), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the applicable Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the Indentures, as well as the Second Amended Credit Agreement, under which a “change of control” is an event of default resulting in acceleration of all indebtedness thereunder, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contract in an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the if-converted method for calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share.
We adopted ASU 2020-06 in the first quarter of 2022, using the modified retrospective basis, effective as of January 1, 2022. Following adoption of this ASU, we no longer separate the liability and equity components of the Convertible Notes on our balance sheet.
The capped call transactions may affect the value of our common stock.
In connection with the 2025 Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time (and are likely to do so following any conversion of the 2025 Notes, any repurchase of the 2025 Notes by us on any fundamental change repurchase date, any redemption date or any other date on which the 2025 Notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

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
As of December 31, 2022, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. During the three-year period ended December 31, 2016, we determined that such an ownership change occurred. Absent a subsequent ownership change, however, all of our historical net operating losses should be available. Therefore, the occurrence of the ownership change during the three-year period ended December 31, 2016 is not expected to limit our ability to carry forward historical net operating losses before expiration. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it would harm our future financial statement results by increasing our future tax obligations. We also have net operating loss carryforwards in South Africa and the United Kingdom and there is no guarantee that entities in these countries will generate enough taxable income to fully utilize them.
We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
We may need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings or enhance our platform. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance, all of which may be impacted by the recent growth in inflation. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, under our Second Amended Credit Agreement, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Additionally, if we fail to refinance our 2025 Notes (i) prior to January 30, 2025, then the maturity on the term loan facility under the Second Amended Credit Agreement will be accelerated, and (ii) prior to January 1, 2025, then the maturity on the revolving facility under the Second Amended Credit Agreement will be accelerated. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

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
The regulations, standards, guidance and policies applicable to our university clients change frequently and are often subject to interpretation. Changes in, or new interpretations of, applicable laws, regulations, guidance or standards could compromise our university clients’ accreditation, authorization to operate in various states, permissible activities or use of federal funds under Title IV programs. We cannot predict with certainty how the requirements applied by our university clients’ regulators will be interpreted, or whether our university clients will be able to comply with these requirements in the future.
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
The process of reauthorization of the HEA is expected to continue until the HEA is updated. Congressional hearings may be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters. Future hearings may include a discussion of the role of online program management companies.
The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels and other issues, could lead to significant changes in connection with the reauthorization of the HEA or otherwise. These changes may result in new or additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at or have an impact upon companies like us that serve higher education. The adoption of any laws or regulations that limit our ability to provide our services to our university clients could compromise our ability to drive revenue through their programs or make our platform less attractive to them. Congress could also enact laws, authorize regulations or revise guidance that requires us to modify our practices in ways that could increase our costs or decrease our revenues.
In addition, ongoing regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. For example, DOE completed new rulemaking processes in 2022 that may impact our partners. While the most recent regulatory changes do not impact our business model, DOE has released a new rulemaking agenda, issued new guidance and indicated it intends to consider future regulatory and guidance changes in 2023, some of which may impact us or our partners. We cannot predict with certainty what these future changes will be, or whether they will lead to any additional reports that may impact our business in the future.

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
Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a “dear colleague” letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without customary administrative procedural requirements, such as adequate prior notice, that accompany formal agency rulemaking. Although the DCL remains the longstanding policy, the DOE has provided notice that they intend to review the bundled services rule in March 2023 with the intent to improve the guidance on the incentive compensation rule with respect to bundled services.
In addition, the legal weight the DCL would carry in any litigation over the propriety of any specific compensation or revenue sharing arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to how the DCL would be interpreted by a court. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, whether in an action involving our company or our university clients, or in an action that does not involve us, could require us to change our business model and renegotiate the terms of many of our university client contracts and could compromise our ability to generate revenue or otherwise adversely impact our business.
If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our university clients for substantial fines, sanctions or other liabilities.
Even though the DCL issued in 2011 clarifies that tuition revenue-sharing arrangements with our university clients are permissible, we are still subject to other provisions of the incentive compensation rule that prohibit us from offering to our employees who are involved with or responsible for recruiting or admissions activities any bonus or incentive-based compensation based on the successful identification, admission or enrollment of students into any institution. If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our university clients for substantial fines, sanctions or other liabilities, including liabilities related to “whistleblower” claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management’s attention and damage our reputation.
If we or our university clients fail to meet DOE’s third party servicer requirements, we may incur liabilities, or be fined, limited, suspended or terminated from participating as a third-party servicer of Title IV programs.
The DOE has issued revised guidance indicating that entities like ours performing the functions of student recruiting and retention, the provision of software products and services involving Title IV administration activities, and the provision of educational content and instruction, among other things, are now deemed “third-party servicers”. Institutions of higher education that contract with third party servicers are subject to reporting requirements with respect to such entities, and the entities themselves are subject to annual audits of the Title IV-relevant functions they perform, if such functions are covered by the DOE audit guide then in effect. If the DOE determines that a third party servicer has not met DOE regulations or has violated its fiduciary duty, the DOE may fine the third-party servicer or limit, suspend or terminate the third party servicer’s participation in Title IV programs. In addition, third party servicers and their institutional partners are jointly and severally liable for violating Title IV requirements.
If we or our subcontractors or agents violate the misrepresentation rule, or similar international, federal and state regulatory requirements, we could face fines, sanctions and other liabilities.
We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a university client’s program, a university client’s financial charges or the employability of a university client’s program graduates. A violation of this rule, FTC rules or other international, federal or state regulations applicable to our marketing activities by our university client, an employee, subcontractor or agent performing services for clients could lead to governmental investigations and sanctions, hurt our reputation, result in the termination of university client contracts, require us to pay fines or other monetary penalties or require us to pay the costs associated with indemnifying a university client from private claims or government investigations.
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
Evolving regulations and legal obligations related to data privacy, data protection and information security, and our actual or perceived failure to comply with such obligations, could have an adverse effect on our business.
The legislative and regulatory framework for privacy and data security is rapidly evolving and likely is to remain uncertain for the foreseeable future. In providing our platform to university clients and in operating our business, we collect and process regulated personal information from students, faculty, prospective students and employees. Our handling of this personal information is subject to a variety of laws and regulations, which have been adopted by federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information. Any failure or perceived failure by us to comply with these data protection laws and regulations or any security incident that results in the unauthorized release or transfer of this personal information in our possession, could result in government enforcement actions, litigation, fines and penalties or adverse publicity, all of which could have an adverse effect on our reputation and business.
Various federal, state and foreign legislative, regulatory or other governmental bodies have adopted laws or regulations concerning privacy, security, data storage and data protection that could materially adversely impact our business. Moreover, much of the personal information we collect and process is regulated by multiple privacy laws across various jurisdictions. For example, the General Data Protection Regulation (“GDPR”), which took effect in May 2018, introduced robust requirements for the protection of personal data of individuals in the European Union (“EU”) and substantial fines for non-compliance, including fines up to 4% of a Company’s annual global revenue. However, with the withdrawal of the United Kingdom (“UK”) from the EU in 2020, we must also now comply with the local laws of that jurisdiction such as the UK Data Protection Act 2018 and the UK General Data Protection Regulation. This introduces the risk of possible enforcement from a separate data protection authority, with its distinct power to impose substantial fines for non-compliance. As another example, in July 2020, South Africa’s privacy law known as the Protection of Personal Information Act became effective, mandating new requirements for processing of personal information by entities domiciled in South Africa, and our Company must comply with these laws.
We are also subject to evolving EU rules on data transfer, as we may transfer personal data from the European Economic Area to other jurisdictions. The invalidation of the EU-U.S. Privacy Shield framework in July 2020 and introduction of updated Standard Contractual Clauses (SCC) in 2021 for alternative means of cross-border data transfer, results in additional complexity and risk to our compliance measures.
Moreover, other new regulations, such as the Digital Services Act, which entered into force in the UK on November 16, 2022, and California’s Age Appropriate Design Code, passed in August 2022 and going into effect in July 2024, place additional obligations on online platforms and the ways in which they handle, share and disclose data.
In the U.S., the California Consumer Privacy Act (“CCPA”) took effect in January 2020. Pursuant to the CCPA, we are required, among other things, to meet certain enhanced notice requirements to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, and provide Californians with other choices related to personal data in our possession. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. The CCPA was amended by the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023 (regulations pending). CPRA places additional obligations on covered businesses regarding consumer opt-out rights and use of sensitive data, among other requirements. Moreover, Virginia, Utah, Connecticut and Colorado all have passed new privacy laws that either went into effect in 2022 or will go into effect in 2023. Without an overarching federal law driving privacy compliance in the U.S., the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state attorneys general.
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

We do not control and may be unable to predict the future path of the Open edX Platform.
Certain of our offerings are hosted on the Open edX Platform that is owned by the non-profit entity that survived the edX Acquisition. We do not own the Open edX Platform and we do not control and may be unable to predict the future path of open source technology development of the Open edX Platform, including the ongoing development of open source components used in the Open edX Platform, which could reduce the appeal of our offerings hosted on the Open edX Platform and damage our reputation. If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance the Open edX Platform, we may be unable to meet student or university requirements.
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
•the impact of pandemics, including on the global economy, educational institutions and our results of operations;
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
As described in Part I, Item 3 of this Annual Report on Form 10-K, certain stockholders and consumers have initiated class action lawsuits against us and certain of our employees and directors. Our defense against this litigation has caused and will continue to cause us to incur additional expenses and continue to divert management’s attention and resources from our business.
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
Our charter documents also contain other provisions that could have an anti-takeover effect, including:
•our board of directors is divided into three classes, with each class serving three-year staggered terms, until our 2025 annual meeting of shareholders;
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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.
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
Our results of operations could be adversely affected by natural disasters, public health crises, political crises, political or geopolitical crises, the physical effects of climate changes or other catastrophic events.
Our business and operations could be materially and adversely affected in the event of droughts, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises such as Russia's recent invasion of the Ukraine, inclement weather, the physical effects of climate change, public health crises, pandemics or endemics, or other catastrophic events. For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of the Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could negatively impact our results of operations.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in Lanham, Maryland, where we occupy approximately 303,000 square feet under a lease that expires in 2028. Our other material property is 173,000 square feet of leased office space in Cape Town, South Africa. Our Lanham, Maryland and Cape Town, South Africa properties are used to support both of our business segments.
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
As of February 15, 2023, there were 45 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock with that of the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index for the five years ended December 31, 2022. The graph assumes that $100 was invested at the close of market on the last trading day of the fiscal year ended December 31, 2016 in the common stock of 2U, Inc., the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation on our common stock is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The data for the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index assumes reinvestments of gross dividends. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.
Comparison of Cumulative Total Return
Through December 31, 2022
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
This section of this Form 10-K does not address certain items regarding the year ended December 31, 2020. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2020, including a year-over-year comparison between the years ended December 31, 2021 and 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale. Through edX, our best-in-class education consumer marketplace with 48 million registered learners, we host a comprehensive range of education offerings, from free courses to degree programs.
We serve more than 230 top-ranked global universities and other leading organizations and, together, we offer more than 4,000 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs. Our offerings cover a wide range of topics including technology, business, healthcare, science, education, social work, and sustainability. Many of our offerings are stackable, providing learners with an affordable pathway to achieve both short-term and long-term professional and educational goals. Our platform provides our clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education without the barriers of cost or location.
We have two reportable segments: the Degree Program Segment and the Alternative Credential Segment.
In our Degree Program Segment, we provide technology and services to nonprofit colleges and universities to enable the online delivery of degree programs. Students enrolled in these programs are generally seeking an undergraduate or graduate degree of the same quality they would receive on campus.
In our Alternative Credential Segment, we provide premium online open courses, executive education programs, technical, skills-based boot camps and micro-credential programs through relationships with nonprofit colleges and universities and other leading organizations. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings. In addition to selling these offerings directly to individuals, we also sell to organizations and institutions, including employers, non-profits, governments and governmental entities to enable upskilling and reskilling of their workforces.
Subsequent Event
In January 2023, we entered into an agreement to amend our First Amended Term Loan Agreement to, among other things, extend the maturity date from December 2024 to December 2026. In connection with amending the terms and extending the maturities under the First Amended Term Loan Agreement, we issued the 2030 Notes with an aggregate principal amount of $147.0 million. We used cash on hand and the $127.1 million of net proceeds from the 2030 Notes to reduce the outstanding principal amount of secured debt under the Amended Term Loan Facilities from $567 million to $380 million. As part of the refinancing transaction, in addition to extending the maturity date, the lenders provided us with a senior secured first lien revolving loan facility in the principal amount of $40 million. Refer to Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our debt.
2022 Strategic Realignment Plan
During the second quarter of 2022, we accelerated our planned transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, we simplified our executive structure, reduced employee headcount, rationalized our real estate footprint and implemented steps to optimize marketing spend.

As a result of the plan, in addition to marketing efficiencies, we expect to generate approximately $70 million in annual cost savings. We anticipate that we will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. We recorded $30.7 million in restructuring charges related to the 2022 Strategic Realignment Plan for the year ended December 31, 2022. The majority of the estimated remaining restructuring charges relate to leased facilities, and will be recognized as expense over the remaining lease terms ranging from 1 to 9 years.
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
•The risk of a data security breach or service disruption has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party software and service providers may be unable to anticipate, detect or prevent all attempts to compromise our systems. In particular, the risk of cyber-attacks or other privacy or data security incidents may be heightened because many of our employees and third-party service providers work remotely from networks that may be less secure.
•We and our university clients are subject to certain education laws, regulations and guidance that are frequently revised, repealed or expanded. Any administration may change certain DOE rules, guidance or policies in accordance with its policy priorities. The outcome of the process to re-authorize the HEA, any DOE rulemakings, or other law, guidance or policy changes may alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university clients.
•A general slowdown in the global economy, including a recession, inflation or a tightening of the credit markets could adversely impact our business, financial condition and results of operations. Demand for our offerings from students can be impacted by the labor market and general economic conditions. For example, in a strong job market, demand for our offerings may decrease. Macroeconomic weakness and uncertainty may also make it more difficult to access capital markets and to forecast our future operating results including revenue, cash flows, and profitability.
•During the second quarter of 2022, we implemented the 2022 Strategic Realignment Plan, accelerating our transition to a platform company. We believe the implementation of the 2022 Strategic Realignment Plan will strengthen our business by driving profitability and cash flow. If we are unable to realize the anticipated benefits of the 2022 Strategic Realignment Plan, our results of operations and financial condition could be materially and adversely affected.
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

Results of Operations
Consolidated Operating Results
Comparison of Years Ended December 31, 2022 and 2021
The following table presents selected consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Year Ended December 31,
	2022		2021		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$963,080	100.0%	$945,682	100.0%	$17,398	1.8%
Costs and expenses
Curriculum and teaching	129,886	13.5	130,817	13.8	(931)	(0.7)
Servicing and support	147,797	15.3	138,548	14.7	9,249	6.7
Technology and content development	190,472	19.8	179,061	18.9	11,411	6.4
Marketing and sales	422,147	43.8	456,096	48.2	(33,949)	(7.4)
General and administrative	159,418	16.6	200,054	21.2	(40,636)	(20.3)
Restructuring charges	33,239	3.5	8,544	0.9	24,695	289.0
Impairment charges	138,291	14.4	—	—	138,291	*
Total costs and expenses	1,221,250	126.9	1,113,120	117.7	108,130	9.7
Loss from operations	(258,170)	(26.9)	(167,438)	(17.7)	(90,732)	54.2
Interest income	1,165	0.1	1,475	0.2	(310)	(21.1)
Interest expense	(62,234)	(6.5)	(51,222)	(5.4)	(11,012)	21.5
Loss on debt extinguishment	—	—	(1,101)	(0.1)	1,101	(100.0)
Other income (expense), net	(3,815)	(0.4)	22,324	2.4	(26,139)	117.1
Loss before income taxes	(323,054)	(33.7)	(195,962)	(20.6)	(127,092)	64.9
Income tax benefit	903	0.1	1,196	0.1	(293)	(24.4)
Net loss	$(322,151)	(33.6)%	$(194,766)	(20.5)%	$(127,385)	65.4%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the year ended December 31, 2022 increased $17.4 million, or 1.8%, to $963.1 million as compared to $945.7 million in 2021. Revenue for the year ended December 31, 2022 includes $39.2 million of revenue from legacy edX offerings.
Revenue from our Degree Program Segment decreased $20.7 million, or 3.5%. Average revenue per full course equivalent (“FCE”) enrollment decreased from $2,497 to $2,447, or 2.0%, and FCE enrollments decreased by 3,610, or 1.5%.
Revenue from our Alternative Credential Segment increased $38.1 million, or 10.8%. FCE enrollments increased by 7,387, or 8.6%, and average revenue per FCE enrollment decreased from $4,105 to $3,897, or 5.1%.
Curriculum and Teaching. Curriculum and teaching expense decreased $0.9 million, or 0.7%, to $129.9 million as compared to $130.8 million in 2021. The 2022 expense includes $0.2 million of operating expense from edX. The remaining decrease of $1.1 million was primarily due to lower expense as a result of a reduction in amounts due to university clients driven by lower revenue in certain offerings in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense increased $9.2 million, or 6.7%, to $147.8 million as compared to $138.5 million in 2021. The 2022 expense includes $10.8 million of operating expense from edX, an increase of $9.1 million. The remaining increase of $0.1 million was primarily due to a $1.9 million increase in other student support costs, partially offset by a $1.8 million decrease in personnel and personnel-related expense.
Technology and Content Development. Technology and content development expense increased $11.4 million, or 6.4%, to $190.5 million as compared to $179.1 million in 2021. The 2022 expense includes $21.2 million of operating expense from

edX, an increase of $17.1 million. The remaining decrease of $5.7 million was primarily due to an $8.0 million decrease in personnel and personnel-related expense driven by headcount reductions in connection with the 2022 Strategic Realignment Plan and lower performance-based compensation. This decrease was partially offset by a $3.0 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense decreased $33.9 million, or 7.4%, to $422.1 million as compared to $456.1 million in 2021. The 2022 expense includes $29.4 million of operating expense from edX, an increase of $24.4 million. The remaining decrease of $58.3 million was primarily due to a $51.1 million decrease in marketing expense from the implementation of a more efficient marketing framework and a $13.0 million decrease in personnel and personnel-related expense driven by headcount reductions in connection with the 2022 Strategic Realignment Plan and lower performance-based compensation. These decreases were partially offset by a $4.1 million increase in depreciation and amortization expense.
General and Administrative. General and administrative expense decreased $40.6 million, or 20.3%, to $159.4 million as compared to $200.1 million in 2021. The 2022 expense includes $6.4 million of operating expense from edX, an increase of $2.8 million. The remaining decrease of $43.4 million was primarily due to a $27.0 million decrease in personnel and personnel-related expense driven by headcount reductions in connection with the 2022 Strategic Realignment Plan and lower performance-based compensation, a $13.9 million decrease in transaction and integration expense, and a $2.7 million decrease in certain litigation-related expense.
Restructuring Charges. Restructuring charges increased $24.7 million, or 289.0%, to $33.2 million as compared to $8.5 million in 2021. Restructuring charges for the year ended December 31, 2022 include $15.4 million in severance and severance-related expense, $12.3 million in lease and facility exit costs, $2.0 million in professional and other fees relating to restructuring activities, and $1.0 million in acceleration of certain technology and content development costs, each in connection with the 2022 Strategic Realignment Plan, and $2.5 million in other restructuring charges. Restructuring charges for the year ended December 31, 2021 include $6.4 million in lease and facility exit costs and $2.1 million in severance and severance-related expense.
Impairment Charges. In the first quarter of 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. In the third quarter of 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively.
Net Interest Income (Expense). Net interest expense increased $11.3 million, or 23%, to $61.1 million as compared to $49.7 million in 2021. This increase was primarily due to a $31.7 million increase in interest expense incurred under our Amended Term Loan Facilities. This increase was partially offset by a $20.3 million decrease in interest expense due to the adoption of ASU 2020-06, which eliminated the amortization of the debt discount previously associated with the 2025 Notes.
Loss on Debt Extinguishment. The loss on debt extinguishment for the year ended December 31, 2021 was due to the write-off of deferred financing costs and fees paid in connection with the termination of our $50 million credit agreement in June 2021.
Other Income (Expense), Net. Other expense, net was $3.8 million for the year ended December 31, 2022, as compared to other income, net of $22.3 million for the year ended December 31, 2021. This change was primarily due to the gain recognized in connection with the sale of our investment in an education technology company in 2021.
Income Tax Benefit. For the year ended December 31, 2022, we recognized an income tax benefit of $0.9 million, and our effective tax rate was approximately 0.3%. For the year ended December 31, 2021, we recognized an income tax benefit of $1.2 million, and our effective tax rate was approximately 0.6%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. Total segment profitability is a non-GAAP measure when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Year Ended December 31,
	2022	2021

	(in thousands)
Net loss	$(322,151)	$(194,766)
Adjustments:
Stock-based compensation expense	80,220	97,766
Other (income) expense, net	3,815	(22,324)
Net interest expense	61,069	49,747
Income tax benefit	(903)	(1,196)
Depreciation and amortization expense	128,153	108,448
Loss on debt extinguishment	—	1,101
Impairment charges	138,291	—
Restructuring charges	33,239	8,544
Other*	3,348	19,257
Total adjustments	447,232	261,343
Total segment profitability	$125,081	$66,577

*
Includes (i) transaction and integration expense of $3.6 million and $16.9 million for the years ended December 31, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $(0.3) million and $2.4 million for the years ended December 31, 2022 and 2021, respectively.

Years Ended December 31, 2022 and 2021
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Year Ended December 31,		Period-to-Period Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$571,608	$592,288	$(20,680)	(3.5)%
Alternative Credential Segment	391,472	353,394	38,078	10.8%
Total revenue	$963,080	$945,682	$17,398	1.8%

Segment profitability
Degree Program Segment	$180,727	$126,141	$54,586	43.3%
Alternative Credential Segment	(55,646)	(59,564)	3,918	6.6%
Total segment profitability	$125,081	$66,577	$58,504	87.9%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the years ended December 31, 2022 and 2021.
Degree Program Segment profitability increased $54.6 million, or 43%, to $180.7 million as compared to $126.1 million in 2021. This increase was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan and lower performance-based compensation, partially offset by a decline in revenue of $20.7 million.
Alternative Credential Segment profitability increased $3.9 million, or 7%, to $(55.6) million as compared to $(59.6) million in 2021. This increase was primarily due to revenue growth of $38.1 million, including an increase of $22.0 million from the addition of edX offerings, partially offset by higher operating expenses, including a $33.1 million increase in operating expenses from edX that are included in segment profitability.
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

	Year Ended December 31,
	2022	2021

Degree Program Segment
FCE enrollments	233,635	237,245
Average revenue per FCE enrollment	$2,447	$2,497
Alternative Credential Segment
FCE enrollments	93,471	86,084
Average revenue per FCE enrollment	$3,897	$4,105
Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period.
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
•adjusted EBITDA (loss) does not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) the impact of changes in foreign currency exchange rates; (iii) acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations; (iv) transaction and integration costs; (v) restructuring-related costs; (vi) impairment charges; (vii) stockholder activism costs; (viii) certain litigation-related costs; (ix) losses on debt extinguishment; (x) interest or tax payments that may represent a reduction in cash; or (xi) the non-cash expense or the potentially dilutive impact of equity-based compensation, which has been, and we expect will continue to be, an important part of our compensation plan; and
•other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA (loss) alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated.

	Year Ended December 31,
	2022	2021

	(in thousands)
Net loss	$(322,151)	$(194,766)
Adjustments:
Stock-based compensation expense	80,220	97,766
Other (income) expense, net	3,815	(22,324)
Net interest expense	61,069	49,747
Income tax benefit	(903)	(1,196)
Depreciation and amortization expense	128,153	108,448
Loss on debt extinguishment	—	1,101
Impairment charge	138,291	—
Restructuring charges	33,239	8,544
Other*	3,348	19,257
Total adjustments	447,232	261,343
Adjusted EBITDA	$125,081	$66,577

*
Includes (i) transaction and integration expense of $3.6 million and $16.9 million for the years ended December 31, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $(0.3) million and $2.4 million for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $167.5 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the 2025 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the 2025 Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2025 Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted 2025 Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the 2025 Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of December 31, 2022, the conditions allowing holders of the 2025 Notes to convert had not been met and we have the right under the 2025 Indenture to determine the method of settlement at the time of conversion, and the 2025 Notes, therefore, are classified as a non-current on the consolidated balance sheets. Refer to Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our 2025 Notes.
On April 23, 2020, we repaid our $250 million senior secured term loan facility in full (including interest and prepayment premium) and terminated our credit agreement with Owl Rock Capital Corporation. In connection with the extinguishment of our $250 million senior secured term loan facility, we recognized a charge of approximately $11.7 million in the second quarter of 2020.
On June 25, 2020, we entered into a $50 million credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and certain other lenders party thereto that provided for $50 million in revolving loans. In connection with entering into the Term Loan Agreement (as defined below) in June 2021, we terminated our $50 million credit agreement with Morgan Stanley Senior Funding, Inc. Refer to Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
On August 6, 2020, we sold 6,800,000 shares of our common stock to the public. We received net proceeds of $299.8 million, which we use for working capital and other general corporate purposes.
In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (“the Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “2021 Term Loan Facilities”), which have an initial maturity date of December 28, 2024. Loans under this facility bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. We used the proceeds of the 2021 Term Loan Facilities to fund a portion of the edX Acquisition and to pay related costs, fees and expenses. On November 4, 2021, we entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facilities”) primarily to provide for an incremental facility to us in an original principal amount of $100 million. The proceeds of the Amended Term Loan Facilities may be used for general corporate purposes. Refer to Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our Amended Term Loan Facilities.
In January 2023, we entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”) and issued the 2030 Notes. Refer to Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
We have financed our operations primarily through payments from university clients and students for our technology and services, the Amended Term Loan Facilities, the 2025 Notes, and public and private equity financings. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Amended Term Loan Facilities, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. We regularly evaluate our liquidity position, debt obligations, maturity schedule, and anticipated cash needs, and may consider capital raising, refinancing, and other market opportunities that may be available to us to optimize our balance sheet.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the years ended December 31, 2022 and 2021, our capital asset additions were $75.4 million and $72.0 million, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Year Ended December 31,
	2022	2021

Net cash provided by (used in) operating activities	$10,927	$(18,074)
Net cash used in investing activities	(69,350)	(793,434)
Net cash (used in) provided by financing activities	(6,925)	544,860
Effect of exchange rate changes on cash	(1,983)	(2,309)
Net decrease in cash, cash equivalents and restricted cash	$(67,331)	$(268,957)
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, adjusted for non-cash expense items such as depreciation and amortization expense and stock-based compensation expense. Our cash flows from operations can fluctuate from quarter to quarter due to changes in accounts receivable and deferred revenue driven by the varying academic schedules of our offerings and university clients. In addition to these fluctuations in working capital, cash flows from operations at the beginning of the year are impacted by greater marketing spend and the timing of certain payments. We typically reduce our paid search and other marketing and sales efforts during late November and December because of less demand during the holiday season.
The following sections set forth the components of our $10.9 million of cash provided by operating activities during the year ended December 31, 2022.
Net (loss) income (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the year ended December 31, 2022 (in thousands):

Net loss	$(322,151)
Non-cash interest expense	19,835
Depreciation and amortization expense	128,153
Stock-based compensation expense	80,220
Non-cash lease expense	21,020
Provision for credit losses	8,610
Impairment charges	138,291
Restructuring	9,555
Other	5,443
Net income (adjusted for non-cash charges)	$88,976

Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash used in changes in operating assets and liabilities during the year ended December 31, 2022 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(3,558)
Cash used in prepaid expenses, other assets, and other liabilities, net	(37,082)
Cash used in accounts payable and accrued expenses	(42,735)
Cash provided by deferred revenue	5,326
Net cash used in changes in operating assets and liabilities	$(78,049)
From December 31, 2021 to December 31, 2022:
•Accounts receivable, net and other receivables, net increased $3.6 million due to the timing of collections from our university partners.
•Other liabilities decreased $41.9 million, primarily due to a decrease in our lease liability and payments made to university clients in certain of our alternative credential offerings.
•Accounts payable and accrued expenses decreased $42.7 million, primarily due to a decrease in accrued compensation and related benefits.
•Deferred revenue increased $5.3 million, primarily due to the timing of our Degree Program Segment clients’ academic terms.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the year ended December 31, 2022, net cash used in investing activities was $69.4 million. This use of cash was driven by cash outflows of $62.4 million for the addition of amortizable intangible assets and $11.8 million for purchases of property and equipment, partially offset by a purchase price adjustment related to a change in net working capital which reduced the preliminary purchase price of the edX Acquisition by $5.0 million.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units and the exercise of stock options.
During the year ended December 31, 2022, net cash used in financing activities was $6.9 million. This use of cash was driven by cash outflows of $7.2 million for quarterly amortization payments on our Amended Term Loan Facilities and $2.9 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by a cash inflow of $2.4 million from cash proceeds received from employee stock purchase plan share purchases and the exercise of stock options.

Contractual Obligations and Commitments
The following table summarizes our obligations under the 2025 Notes, deferred government grant obligations, non-cancelable operating leases, commitments to certain of our university clients in exchange for contract extensions and various marketing and other rights, and purchase obligations as of December 31, 2022. Future events could cause actual payments to differ from these amounts.

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Term loan facilities*	$78,486	$618,450	$—	$—	$696,936
Convertible senior notes**	8,550	392,825	—	—	401,375
Deferred government grant obligations	—	—	3,500	—	3,500
Operating lease obligations	24,541	45,262	43,237	51,931	164,971
Future minimum payments to university clients	1,125	1,250	1,250	1,275	4,900
Purchase obligations***	25,135	27,752	10,800	—	63,687
Total	$137,837	$1,085,539	$58,787	$53,206	$1,335,369

*
Amounts represent principal and interest, based on the interest rate in effect at December 31, 2022. In January 2023, we amended the Amended Term Loan Facilities to, among other things, extend the maturity date from December 2024 to December 2026. We prepaid certain amounts under the term loan facilities to reduce the outstanding principal amount from $567 million to $380 million.

**
Amounts represent principal and fixed-rate interest cash payments over the life of the 2025 Notes, including anticipated interest payments that are not recorded on our consolidated balance sheets. Any future settlement of the 2025 Notes would impact our cash payments. In January 2023, we issued the 2030 Notes in an aggregate principal amount of $147 million. The 2030 Notes have a maturity date in February 2030.

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
Critical Accounting Policies and Estimates
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
On November 16, 2021, we completed the edX Acquisition for a purchase price of $768.0 million. Refer to Note 3 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding this transaction.
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
The income-based approach requires us to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, discount rates, terminal growth rates, and forecasts of revenue and margins. When determining these assumptions and preparing these estimates, we consider each reporting unit’s historical results and current operating trends, revenue, profitability, cash flow results and forecasts, and industry trends. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, market capitalization, the continued efforts of competitors to gain market share and prospective student enrollment patterns.
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
For the interim impairment assessment performed as of March 1, 2022, we determined the carrying value for one of our reporting units within our Alternative Credential Segment and the carrying value of our indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. These charges are included within operating expense on our consolidated statements of operations. The estimated fair values of the remaining reporting units exceeded their respective carrying values by approximately 10% or more.
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
Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result. For one of the reporting units within the Alternative Credential Segment, which had a goodwill balance of $97.2 million as of December 31, 2022, we recorded goodwill impairment charges of $43.0 million and $71.8 million in the first and third quarter of 2022, respectively. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $40.3 million decrease or a $53.5 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $27.6 million decrease or a $36.6 million increase to the estimated fair value of the reporting unit, respectively.
For the other reporting unit within the Alternative Credential Segment, which had a goodwill balance of $59.3 million as of December 31, 2022, we recorded goodwill impairment charges of $7.2 million in the third quarter of 2022. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $5.2 million decrease or a $6.7 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $3.1 million decrease or a $3.9 million increase to the estimated fair value of the reporting unit, respectively.
For the indefinite-lived intangible asset within the Alternative Credential Segment, we recorded impairment charges of $29.3 million and $59.3 million in the first and third quarter of 2022, respectively. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $51.6 million decrease or a $66.3 million increase to the estimated fair value of the reporting unit, respectively.
As of December 31, 2022 and 2021, the goodwill balance was $734.6 million and $834.5 million, respectively. See Note 5 to our Consolidated Financial Statements in Item 8 of Part II of this annual report for more information regarding goodwill.
Other Indefinite-lived Intangible Assets
Our indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name. As of December 31, 2022 and 2021, the indefinite-lived intangible asset balance was $195.7 million and $255.0 million, respectively. See Note 5 to our Consolidated Financial Statements in Item 8 of Part II of this annual report for more information regarding the indefinite-lived intangible asset.
Stock-Based Compensation
We provide stock-based compensation awards consisting of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and stock options to employees, directors and consultants. We measure all stock-based compensation awards at fair value as of the grant date. The fair values of RSUs and PRSUs containing performance-based vesting conditions are based on the fair value of our stock on the date of grant. We use a Black-Scholes option pricing model to estimate the fair value of stock option grants and a Monte Carlo valuation model to estimate the fair value of PRSUs containing market-based vesting conditions. We also maintain the 2017 Employee Stock Purchase Plan (the “ESPP”) and estimate the fair value of each purchase right thereunder as of the grant date using a Black-Scholes option pricing model.
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
Refer to Note 13 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our stock-based compensation awards.
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
Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Amended Term Loan Facilities. Loans under this facility bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. The effective interest rate of the Amended Term Loan Facilities for the year ended December 31, 2022 was approximately 9.10%. As of December 31, 2022, borrowings under our Amended Term Loan Facilities were $566.6 million. A hypothetical increase in interest rates by 100 basis points would increase interest expense by $5.7 million.
In January 2023, we entered into the Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement will bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans.
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
For the years ended December 31, 2022 and 2021, our foreign currency translation adjustment was a loss of $3.5 million and a loss of $6.1 million, respectively. For the years ended December 31, 2022 and 2021, we recognized foreign currency exchange losses of $4.2 million and $2.5 million, respectively, included on our consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended December 31, 2022 was 12% and 9% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended December 31, 2021 was 11% and 5% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.

Item 8.    Financial Statements and Supplementary Data

2U, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
2U, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2022 due to the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
Determination of implied pricing concessions
As discussed in Note 15 to the consolidated financial statements, the Company’s Alternative Credential Segment recorded revenue of $391 million for the year ended December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the transaction price in certain contracts with customers of the Alternative Credential Segment includes variable consideration, subject to a constraint, in the form of implied pricing concessions. The Company initially estimates the value of implied pricing concessions, including the effect of the constraint on variable consideration, at contract inception and updates the estimate in each reporting period based on the Company’s own collection history data and market data.

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
Impairment of goodwill and indefinite-lived intangible asset
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. The Company uses a weighted combination of the income-based and market-based approaches to determine the fair value of reporting units and an income-based model to determine the fair value of indefinite-lived intangible assets. During the first and third quarters of 2022, the Company determined that triggering events occurred and the carrying values of certain reporting units within the Alternative Credential Segment and an indefinite-lived intangible asset exceeded their fair value, resulting in goodwill impairment charges of $79 million and indefinite-lived intangible asset impairment charges of $59 million.
We identified the impairment of goodwill for a reporting unit within the Alternative Credential Segment and an indefinite-lived intangible asset as a critical audit matter. A high degree of subjectivity was required to evaluate the forecasted revenue growth rates, including the terminal growth rate, margins and discount rate assumptions used in each of the income-based methodologies. Changes to these assumptions could have a substantial impact on the fair value of the reporting unit and indefinite-lived intangible asset and the amount of the impairment charges.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill and indefinite-lived intangible asset impairment analysis process, including controls related to the forecasted revenue growth rates, including the terminal growth rate, margins and the development of the discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates and margins by comparing them to historical actual results of the Company and its peers. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s terminal growth rate by comparing to publicly available market data
•evaluating the Company’s discount rate assumptions by comparing the inputs to the discount rates to publicly available market data and historical experience.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
McLean, Virginia
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
2U, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited 2U, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 21, 2023

2U, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$167,518	$232,932
Restricted cash	15,060	16,977
Accounts receivable, net	62,826	67,287
Other receivables, net	33,813	29,439
Prepaid expenses and other assets	43,090	47,217
Total current assets	322,307	393,852
Other receivables, net, non-current	14,788	21,568
Property and equipment, net	45,855	48,650
Right-of-use assets	72,361	76,841
Goodwill	734,620	834,539
Intangible assets, net	549,755	665,523
Other assets, non-current	71,173	68,033
Total assets	$1,810,859	$2,109,006
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$110,020	$164,723
Deferred revenue	90,161	91,926
Lease liability	13,909	13,985
Accrued restructuring liability	6,692	1,735
Other current liabilities	58,210	61,138
Total current liabilities	278,992	333,507
Long-term debt	928,564	845,316
Deferred tax liabilities, net	282	1,726
Lease liability, non-current	99,709	98,666
Other liabilities, non-current	1,796	636
Total liabilities	1,309,343	1,279,851
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 78,334,666 shares issued and outstanding as of December 31, 2022; 75,754,663 shares issued and outstanding as of December 31, 2021	78	76
Additional paid-in capital	1,700,855	1,735,628
Accumulated deficit	(1,179,972)	(890,638)
Accumulated other comprehensive loss	(19,445)	(15,911)
Total stockholders’ equity	501,516	829,155
Total liabilities and stockholders’ equity	$1,810,859	$2,109,006
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$963,080	$945,682	$774,533
Costs and expenses
Curriculum and teaching	129,886	130,817	107,968
Servicing and support	147,797	138,548	125,851
Technology and content development	190,472	179,061	155,949
Marketing and sales	422,147	456,096	390,148
General and administrative	159,418	200,054	166,741
Restructuring charges	33,239	8,544	6,811
Impairment charges	138,291	—	—
Total costs and expenses	1,221,250	1,113,120	953,468
Loss from operations	(258,170)	(167,438)	(178,935)
Interest income	1,165	1,475	1,354
Interest expense	(62,234)	(51,222)	(27,317)
Loss on debt extinguishment	—	(1,101)	(11,671)
Other income (expense), net	(3,815)	22,324	(1,429)
Loss before income taxes	(323,054)	(195,962)	(217,998)
Income tax benefit	903	1,196	1,514
Net loss	$(322,151)	$(194,766)	$(216,484)
Net loss per share, basic and diluted	$(4.17)	$(2.61)	$(3.22)
Weighted-average shares of common stock outstanding, basic and diluted	77,327,850	74,580,115	67,142,976
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(3,534)	(6,127)	(2,980)
Comprehensive loss	$(325,685)	$(200,893)	$(219,464)
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	63,569,109	$63	$1,197,379	$(479,388)	$(6,804)	$711,250
Issuance of common stock in connection with a public offering of common stock, net of offering costs	6,800,000	7	299,789	—	—	299,796
Equity component of convertible senior notes, net of issuance costs	—	—	114,551	—	—	114,551
Purchases of capped calls in connection with convertible senior notes	—	—	(50,540)	—	—	(50,540)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,582,362	2	(4,784)	—	—	(4,782)
Exercise of stock options	353,480	—	4,177	—	—	4,177
Issuance of common stock in connection with employee stock purchase plan	146,570	—	3,960			3,960
Stock-based compensation expense	—	—	82,042	—	—	82,042
Net loss	—	—	—	(216,484)	—	(216,484)
Foreign currency translation adjustment	—	—	—	—	(2,980)	(2,980)
Balance, December 31, 2020	72,451,521	72	1,646,574	(695,872)	(9,784)	940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	2,839,887	4	(18,784)	—	—	(18,780)
Exercise of stock options	312,570	—	6,489	—	—	6,489
Issuance of common stock in connection with employee stock purchase plan	150,685	—	3,583	—	—	3,583
Stock-based compensation expense	—	—	97,766	—	—	97,766
Net loss	—	—	—	(194,766)	—	(194,766)
Foreign currency translation adjustment	—	—	—	—	(6,127)	(6,127)
Balance, December 31, 2021	75,754,663	76	1,735,628	(890,638)	(15,911)	829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	2,118,999	2	(2,852)	—	—	(2,850)
Exercise of stock options, net	324,965	—	1,128	—	—	1,128
Issuance of common stock in connection with employee stock purchase plan	136,039	—	1,282	—	—	1,282
Stock-based compensation expense	—	—	80,220	—	—	80,220
Net loss	—	—	—	(322,151)	—	(322,151)
Foreign currency translation adjustment	—	—	—	—	(3,534)	(3,534)
Balance, December 31, 2022	78,334,666	$78	$1,700,855	$(1,179,972)	$(19,445)	$501,516
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities
Net loss	$(322,151)	$(194,766)	$(216,484)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense	19,835	25,403	16,267
Depreciation and amortization expense	128,153	108,448	96,469
Stock-based compensation expense	80,220	97,766	82,042
Non-cash lease expense	21,020	18,933	15,153
Restructuring	9,555	5,014	283
Provision for credit losses	8,610	8,036	4,642
Impairment charges	138,291	—	—
Loss on debt extinguishment	—	1,101	11,671
Gain on sale of investment	—	(27,762)	—
Other	5,443	2,515	1,443
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(3,041)	(31,756)	(17,877)
Other receivables	(517)	(27,001)	(21,148)
Prepaid expenses and other assets	4,833	(7,636)	(5,513)
Accounts payable and accrued expenses	(42,735)	21,212	41,959
Deferred revenue	5,326	9,388	26,061
Other liabilities, net	(41,915)	(26,969)	(5,364)
Net cash provided by (used in) operating activities	10,927	(18,074)	29,604
Cash flows from investing activities
Purchase of a business, net of cash acquired	5,010	(761,118)	(949)
Additions of amortizable intangible assets	(62,445)	(60,546)	(62,784)
Purchases of property and equipment	(11,755)	(9,788)	(6,517)
Purchase of investments	—	(1,000)	—
Proceeds from investments	—	38,818	—
Advances made to university clients	(310)	—	—
Advances repaid by university clients	200	200	925
Other	(50)	—	—
Net cash used in investing activities	(69,350)	(793,434)	(69,325)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	—	299,796
Proceeds from debt	696	569,477	371,681
Payments on debt	(7,181)	(4,334)	(837)
Extinguishment of long-term facility	—	—	(250,000)
Purchases of capped calls in connection with issuance of convertible senior notes	—	—	(50,540)
Prepayment premium on extinguishment of senior secured term loan facility	—	—	(2,528)
Payment of debt issuance costs	—	(11,575)	(3,419)
Tax withholding payments associated with settlement of restricted stock units	(2,850)	(18,780)	(4,784)
Proceeds from exercise of stock options	1,128	6,489	4,177
Proceeds from employee stock purchase plan share purchases	1,282	3,583	3,960
Net cash (used in) provided by financing activities	(6,925)	544,860	367,506
Effect of exchange rate changes on cash	(1,983)	(2,309)	1,212
Net (decrease) increase in cash, cash equivalents and restricted cash	(67,331)	(268,957)	328,997
Cash, cash equivalents and restricted cash, beginning of period	249,909	518,866	189,869
Cash, cash equivalents and restricted cash, end of period	$182,578	$249,909	$518,866
See accompanying notes to consolidated financial statements.

2U, Inc.
Notes to Consolidated Financial Statements

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is a leading online education platform company. The Company’s mission expand access to, high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, the Company delivers technology and services that enable its clients to bring their educational offerings online at scale. Through edX, its education consumer marketplace with 48 million registered learners, the Company hosts a comprehensive range of education offerings, from free courses to degree programs.
The Company serves more than 230 top-ranked global universities and other leading organizations and, together, it offers more than 4,000 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs. The Company’s offerings cover a wide range of topics including technology, business, healthcare, science, education, social work, and sustainability. Many of the offerings are stackable, providing learners with an affordable pathway to achieve both short-term and long-term professional and educational goals. The Company’s platform provides its clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education without the barriers of cost or location.
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
The Company’s Alternative Credential Segment provides premium online open courses, executive education programs, technical, skills-based boot camps and micro-credential programs through relationships with nonprofit colleges and universities and other leading organizations. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings. In addition to selling these offerings directly to individuals, the Company also sells to organizations and institutions, including employers, non-profits, governments and governmental entities to enable upskilling and reskilling of their workforces.
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
Reclassifications
The Company has reclassified prior period amounts to conform to the current period’s presentation of restructuring charges. On the consolidated balance sheet, the Company reclassified $1.7 million from accounts payable and accrued liabilities to accrued restructuring liability. On the consolidated statement of operations, the Company reclassified $8.5 million and $6.8 million from general and administrative expense to restructuring charges for the years ended December 31, 2021, and 2020, respectively. On the consolidated statement of cash flows, the Company reclassified $0.2 million and $0.3 million from changes in prepaid expenses and other assets to restructuring for the years ended December 31, 2021, and 2020, respectively. This reclassification had no impact on previously reported operating cash flows for either period.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant items subject to such estimates include, but are not limited to, the measurement of provisions for credit losses, implied price concessions, acquired intangible assets, the recoverability of goodwill and indefinite-lived intangible assets, deferred tax assets, and the fair value of the convertible senior notes. Due to the inherent uncertainty involved in making estimates, actual results

2U, Inc.
Notes to Consolidated Financial Statements

reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
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

2U, Inc.
Notes to Consolidated Financial Statements

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
Marketing and Sales Costs
The Company’s marketing and sales costs relate to activities to attract students to offerings across both of the Company’s segments. This includes the cost of Search Engine Optimization, Search Engine Marketing and Social Media Optimization, as well as personnel and personnel-related expense for the Company’s marketing and recruiting teams. For the years ended December 31, 2022, 2021 and 2020, expense related to the Company’s marketing and advertising efforts of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s consolidated statements of operations and comprehensive loss.

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
Refer to Note 13 for further information about the Company’s stock-based compensation awards.
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of December 31, 2022 and 2021. Refer to Note 10 for more information regarding the Company’s convertible senior notes.
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

2U, Inc.
Notes to Consolidated Financial Statements

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
Non-Cash Long-Lived Asset Additions
The Company had non-cash capital asset additions of $1.2 million and $1.8 million in property and equipment, during the years ended December 31, 2022 and 2021, respectively.
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
The income-based approach requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, discount rates, terminal growth rates, and forecasts of revenue and margins. When determining these assumptions and preparing these estimates, the Company considers each reporting unit’s historical results and current operating trends, revenue, profitability, cash flow results and forecasts, and industry trends. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, market capitalization, the continued efforts of competitors to gain market share and prospective student enrollment patterns.
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
For each of the interim impairment assessments, the Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and the income-based approach to determine the fair value of its long-lived intangible asset. Key assumptions used in the income-based approach included discount rates, terminal growth rates, and forecasts of revenue and margins based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section above. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
For the interim impairment assessment performed as of March 1, 2022, management determined the carrying value for one of the reporting units within the Company’s Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the first quarter of 2022, the Company recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively, both within the Company’s Alternative Credential Segment. These charges are included within operating expense on the Company’s consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
For the interim impairment assessment performed as of September 30, 2022, management determined the carrying value for two of the reporting units within the Company’s Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the third quarter of 2022, the Company recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively, both within the Company’s Alternative Credential Segment. These charges are included within operating expense on the Company’s consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.

2U, Inc.
Notes to Consolidated Financial Statements

Other than the reporting units impaired in the third quarter of 2022, based on the qualitative assessment performed as of October 1, 2022, the date of the annual goodwill impairment assessment, the Company had no reporting units whose estimated fair value exceeded their carrying value by less than 10%. Based upon the Company’s qualitative assessments performed as of October 1 in 2020 and 2021, the Company believes that the estimated fair values of the reporting units exceeded their carrying values by no less than 10%. It is possible that future changes in the Company’s circumstances or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the Company’s reporting units, could require the Company to record additional impairment charges in the future.
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
Convertible Senior Notes
In April 2020, the Company issued 2.25% convertible senior notes due May 1, 2025 (the “2025 Notes”) in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private offering. Refer to Note 10 for more information regarding the 2025 Notes.
During the first quarter of 2022, the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Pursuant to this ASU, which simplified the accounting for convertible instruments, the Company’s convertible senior notes are accounted for as a single instrument. Refer to the Recent Accounting Pronouncements section below for further information regarding the Company’s adoption of ASU 2020-06.
Debt Issuance Costs
Debt issuance costs are incurred as a result of entering into certain borrowing transactions and are presented as a reduction from the carrying amount of the debt liability on the Company’s consolidated balance sheets. Debt issuance costs are amortized over the term of the associated debt instrument. The amortization of debt issuance costs is included as a component of interest expense on the Company’s consolidated statements of operations and comprehensive loss. If the Company extinguishes debt prior to the end of the underlying instrument’s full term, some or all of the unamortized debt issuance costs may need to be written off, and a loss on extinguishment may need to be recognized. Refer to Note 10 for further information about the Company’s debt.
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

2U, Inc.
Notes to Consolidated Financial Statements

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

2U, Inc.
Notes to Consolidated Financial Statements

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU is intended to provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, to ease the potential accounting and financial reporting burden associated with the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU may be applied as of the beginning of any interim period that includes its effective date (i.e., March 12, 2020) through December 31, 2022. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date from December 31, 2022 to December 31, 2024 and is effective immediately. The Company will adopt the standard when LIBOR is discontinued and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
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
The total preliminary purchase price was $773.0 million in cash consideration, of which $23.0 million was distributed to an escrow account to satisfy indemnification claims and purchase price adjustments, as applicable. As of December 31, 2022, $8.4 million remained in escrow. During the year ended December 31, 2022, the Company recorded working capital adjustments of $5.0 million, reducing the final purchase price to $768.0 million.
The transaction was accounted for under the acquisition method of accounting and revenue and operating expense have been included in the Company’s consolidated statement of operations since the date of acquisition. The Company recorded $14.8 million and $0.3 million of acquisition costs in general and administrative expense related to this acquisition during the years ended December 31, 2021 and 2020, respectively.

2U, Inc.
Notes to Consolidated Financial Statements

Under the acquisition method of accounting, the total preliminary purchase price was allocated to edX’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 16, 2021. The following table summarizes the final purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed and reflects the measurement period adjustments recorded during the year ended December 31, 2022.

	Estimated Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$11,901
Accounts receivable		6,608
Prepaid expenses and other assets		13,098
Property and equipment, net		529
Right-of-use assets		2,355
Other assets, non-current		572
Accounts payable and accrued expenses		(10,057)
Deferred revenue		(16,408)
Lease liability		(2,512)
Other liabilities		(32,981)
Intangible assets:
Developed technology	3	15,400
University client relationships	10	104,000
Enterprise client relationships	10	14,300
Trade names	indefinite	255,000
Goodwill		406,204
		$768,009
Of the total purchase price, the Company allocated $255.0 million and $133.7 million to indefinite-lived intangibles and definite-lived intangibles, respectively. The estimated values of the definite-lived intangibles is being amortized on a straight-line basis over the estimated useful lives. The methodologies utilized to determine the estimated fair values of the acquired intangible assets are Level 3 measurements.
The acquired indefinite-lived intangible asset represents the established edX trade name that the Company expects to be the primary brand for the Company’s marketplace, educational offerings and services. Acquired client relationships represent agreements with existing clients as of the acquisition date. The fair values of the trade name and the client relationships were determined using the discounted cash flow method. Under this method, the Company’s significant assumptions and estimates included expected future cash flows and the weighted-average cost of capital.
The acquired developed technology represents technology that had reached technological feasibility and for which development had been completed as of the date of the edX Acquisition. The Company utilized the relief-from-royalty valuation method to value the acquired technology. Under this method, the Company’s significant assumptions and estimates included an estimated market royalty rate, remaining useful life, future revenue, and a rate of return utilized in the determination of a discounted present value.
The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and operating synergies anticipated upon the integration of the operations of the Company and edX. The goodwill is expected to be deductible for tax purposes. Refer to Note 5 for details.

2U, Inc.
Notes to Consolidated Financial Statements

The Company’s unaudited pro forma combined financial information below is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination occurred as of the date indicated or what the results would be for any future periods. The following table presents the Company’s unaudited pro forma combined revenue, pro forma combined net loss and pro forma combined net loss per share for the years ended December 31, 2021 and 2020, as if the acquisition of edX had occurred on January 1, 2020.

	Year Ended December 31,
	2021	2020
	(in thousands)
Pro forma revenue	$985,016	$818,700
Pro forma net loss	$(273,889)	$(323,277)
Pro forma net loss per share, basic and diluted	$(3.67)	$(4.81)
4.    Property and Equipment, Net
The following table presents the components of property and equipment, net on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2022	December 31, 2021
	(in thousands)
Computer hardware	$8,392	$9,454
Furniture and office equipment	9,453	16,739
Leasehold improvements	67,188	57,972
Leasehold improvements in process	4,631	5,667
Total	89,664	89,832
Accumulated depreciation and amortization	(43,809)	(41,182)
Property and equipment, net	$45,855	$48,650
Depreciation expense of property and equipment was $11.3 million, $12.5 million and $13.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

2U, Inc.
Notes to Consolidated Financial Statements

5.    Goodwill and Intangible Assets
The following tables present the changes in the carrying amount of goodwill by reportable segment on the Company’s consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2020	Additions*	Foreign Currency Translation Adjustments	Balance as of December 31, 2021

	(in thousands)
Alternative Credential Segment
Gross goodwill	$486,209	$—	$(4,843)	$481,366
Accumulated impairments	(70,379)	—	—	(70,379)
Net goodwill	415,830	—	(4,843)	410,987

Unallocated goodwill	$—	$423,552	$—	$423,552

Total
Gross goodwill	$486,209	$423,552	$(4,843)	$904,918
Accumulated impairments	(70,379)	—	—	(70,379)
Net goodwill	$415,830	$423,552	$(4,843)	$834,539

*	See Note 3 for a discussion of the edX Acquisition.

	Balance as of December 31, 2021	Allocations	Adjustments	Impairment Charges	Foreign Currency Translation Adjustments	Balance as of December 31, 2022

	(in thousands)
Degree Program Segment
Gross goodwill	$—	$198,378	$(5,919)	$—	$—	$192,459
Accumulated impairments	—	—	—	—	—	—
Net goodwill	—	198,378	(5,919)	—	—	192,459

Alternative Credential Segment
Gross goodwill	$481,366	$225,174	$(11,429)	$—	$(3,580)	$691,531
Accumulated impairments	(70,379)	—	—	(78,991)	—	(149,370)
Net goodwill	410,987	225,174	(11,429)	(78,991)	(3,580)	542,161

Unallocated goodwill	$423,552	$(423,552)	$—	$—	$—	$—

Total
Gross goodwill	$904,918	$—	$(17,348)	$—	$(3,580)	$883,990
Accumulated impairments	(70,379)	—	—	(78,991)	—	(149,370)
Net goodwill	$834,539	$—	$(17,348)	$(78,991)	$(3,580)	$734,620

2U, Inc.
Notes to Consolidated Financial Statements

During the first quarter of 2022, the Company completed the allocation of the preliminary goodwill balance resulting from the edX Acquisition to the Company’s reporting units. The goodwill was assigned to the reporting units that are expected to drive synergies from the acquisition, which is each of the Company’s four reporting units. In addition, during the year ended December 31, 2022, the Company recorded working capital adjustments of $5.0 million, adjustments to the preliminary valuation of acquired assets and assumed liabilities of edX of $12.3 million, and goodwill impairment charges of $79.0 million. Refer to Note 2 for further information about the goodwill impairment charges.
The following tables present the components of intangible assets, net on the Company’s consolidated balance sheets as of each of the dates indicated.

		December 31, 2022			December 31, 2021
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Definite-lived intangible assets
Capitalized technology	3-5	$226,761	$(132,621)	$94,140	$199,766	$(112,357)	$87,409
Capitalized content development	4-5	261,844	(177,154)	84,690	243,687	(125,599)	118,088
University client relationships	9-10	210,138	(55,556)	154,582	211,680	(34,995)	176,685
Enterprise client relationships	10	14,300	(1,609)	12,691	14,300	(179)	14,121
Trade names and domain names	5-10	29,701	(21,749)	7,952	27,161	(12,941)	14,220
Total definite-lived intangible assets		$742,744	$(388,689)	$354,055	$696,594	$(286,071)	$410,523

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount

	(in thousands)
Indefinite-lived intangible assets
Trade names	255,000	(59,300)	$195,700	$255,000	$—	$255,000
Total indefinite-lived intangible assets	$255,000	$(59,300)	$195,700	$255,000	$—	$255,000

*
During the first and third quarter of 2022, the Company recorded impairment charges of $30.0 million and $29.3 million, respectively, related to its indefinite-lived intangible asset. Refer to Note 2 for further information about these impairment charges.

The amounts presented in the table above include $53.9 million and $46.3 million of in process capitalized technology and content development as of December 31, 2022 and December 31, 2021, respectively.

2U, Inc.
Notes to Consolidated Financial Statements

The Company recorded amortization expense related to amortizable intangible assets of $116.9 million, $95.9 million and $83.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of December 31, 2022.

Future Amortization Expense
(in thousands)
2023	$80,472
2024	64,893
2025	44,296
2026	30,516
2027	22,247
Thereafter	57,782
Total	$300,206

2U, Inc.
Notes to Consolidated Financial Statements
6.    Other Balance Sheet Details
Prepaid expenses and other assets
As of December 31, 2022 and 2021, the Company had balances of $20.5 million and $23.0 million, respectively, of prepaid assets within prepaid expenses and other assets on the consolidated balance sheets.
Other Assets, Non-current
As of December 31, 2022 and 2021, the Company had balances of $9.3 million and $7.0 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $2.3 million, $2.4 million, and $1.3 million of such amortization for the years ended December 31, 2022, 2021, and 2020, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2022	December 31, 2021
	(in thousands)
Accrued university and instructional staff compensation	$30,807	$36,806
Accrued marketing expenses	15,988	26,469
Accrued transaction and integration expenses	464	4,072
Accrued compensation and related benefits	16,213	49,143
Accounts payable and other accrued expenses	46,548	48,233
Total accounts payable and accrued expenses	$110,020	$164,723
Other Current Liabilities
As of December 31, 2022 and 2021, the Company had balances of $14.7 million and $21.9 million, respectively, within other current liabilities on the consolidated balance sheets, which represent proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client.
In response to COVID-19, various government programs have been announced to provide financial relief for affected businesses. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in the United States on March 27, 2020, the Company is allowed to defer payment of the employer’s share of Social Security taxes incurred from March 27, 2020 through December 31, 2020. In addition, the CARES Act provides eligible employers with an employee retention tax credit for employees whose services were impacted by COVID-19. As of December 31, 2021, the amount of payroll taxes subject to deferred payment, net of employee retention tax credits of $0.5 million, was approximately $5.0 million and is recorded within other current liabilities on the consolidated balance sheets. These payroll taxes were paid in the fourth quarter of 2022.

2U, Inc.
Notes to Consolidated Financial Statements
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
In re 2U, Inc., Securities Class Action
On August 7 and 9, 2019, Aaron Harper and Anne M. Chinn filed putative class action complaints against the Company, Christopher J. Paucek, the Company’s CEO, and Catherine A. Graham, the Company’s former CFO, in the United States District Court for the Southern District of New York, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. The district court transferred the cases to the United States District Court for the District of Maryland, consolidated them under docket number 8:19-cv-3455 (D. Md.), and appointed Fiyyaz Pirani as the lead plaintiff in the consolidated action. On July 30, 2020, Mr. Pirani filed a consolidated class action complaint (“CAC”), adding Harsha Mokkarala, the Company’s former Chief Marketing Officer and current Chief Revenue Officer, as a defendant. The CAC also asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, against Mr. Paucek, Ms. Graham, members of the Company’s board of directors, and the Company’s underwriters, based on allegations related to the Company’s secondary stock offering on May 23, 2018. The proposed class consists of all persons who acquired the Company’s securities between February 26, 2018 and July 30, 2019. The parties agreed to settle the Securities Class Action for, among other things, a payment to the settlement class in the amount of $37.0 million (the “Settlement Amount”). The Court approved the settlement and entered final judgment on December 9, 2022. The Company’s insurance carriers paid the Settlement Amount to the settlement class following the Court’s approval in mid-December 2022.
Stockholder Derivative Suits
On April 30, 2020, Richard Theis filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, and the Company’s board of directors in the United States District Court for the Southern District of New York, with docket number 20-cv-3360. The complaint alleges claims for breaches of fiduciary duty, insider sales and misappropriation of information, unjust enrichment, and violations of Section 14(a) of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On July 22, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action, which stay the court extended on multiple occasions to allow the parties to discuss settlement. The most recent stay concludes on March 24, 2023. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On August 21, 2020, Thomas Lucey filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and current Chief Revenue Officer, and the Company’s board of directors in the United States District Court for the District of Maryland, with docket number 1:20-cv-02424-GLR. The complaint alleges claims for breaches of fiduciary duty, insider trading, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act, based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On September 3, 2020, the court entered a joint stipulation staying the case pending resolution of the securities class action, which stay the court extended on multiple occasions to allow the parties to discuss settlement. The most recent stay concludes on March 24, 2023. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
On November 30, 2020, Leo Shumacher filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, Harsha Mokkarala, the Company’s former Chief Marketing Officer and current Chief Revenue Officer, and the Company’s board of

2U, Inc.
Notes to Consolidated Financial Statements

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
On September 14, 2022, Daniel Sebagh filed a stockholder derivative complaint purportedly on behalf of the Company and against Christopher J. Paucek, the Company’s CEO, Catherine A. Graham, the Company’s former CFO, James Kenigsberg, the Company’s former CTO, and the Company’s board of directors in the United States District Court for the District of Delaware, with docket number 1:22-cv-01205-UNA. The complaint alleges claims for breaches of fiduciary duty, unjust enrichment, waste of corporate assets, insider trading and alleged violations of Section 14(a) of the Exchange Act based upon allegedly false and misleading statements regarding the Company’s business prospects and financial projections. On January 26, 2023, the court entered a joint stipulation staying the case until March 24, 2023 to allow the parties to continue to discuss settlement. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
Favell, et al. v. University of Southern California and 2U, Inc. Consumer Class Action
On December 20, 2022, Plaintiffs Iola Favell, Sue Zarnowski and Mariah Cummings filed a putative class action in the Superior Court of the State of California, County of Los Angeles, against the University of Southern California (“USC”) and 2U, Inc. (“2U”) on behalf of “[a]ll students who were enrolled in an online graduate degree program at USC Rossier, from April 1, 2009 through April 27, 2022.” Compl. ¶ 135. Plaintiffs purport to allege violations of California’s Unfair Competition Law, Cal. Bus. & Prof. Code § 17500, California’s Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, Violations of Civil Code § 1770 (CLRA), and a Quasi-Contract Claim for Restitution for unjust enrichment related to the use of the USC Rossier school’s rankings in certain marketing materials. The claims seek declaratory relief, actual damages, incidental damages, consequential damages, compensatory damages, punitive damages, and attorneys’ fees and costs.
On January 5, 2023, 2U was served with the Complaint. On February 3, 2023, 2U removed the case to the United States District Court for the Central District of California. 2U’s deadline to respond to the complaint is March 8, 2023. The Company believes that the claims are without merit and intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
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

2U, Inc.
Notes to Consolidated Financial Statements

The following table presents the estimated future minimum payments due to university clients as of December 31, 2022.

Future Minimum Payments
(in thousands)
2023	$1,125
2024	625
2025	625
2026	625
2027	625
Thereafter	1,275
Total future minimum payments to university clients	$4,900
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

2U, Inc.
Notes to Consolidated Financial Statements

8.    Restructuring Charges
2022 Strategic Realignment Plan
During the second quarter of 2022, the Company accelerated its planned transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the Company around a single platform allowing it to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, the Company simplified its executive structure, reduced employee headcount, rationalized its real estate footprint and implemented steps to optimize marketing spend. During the third quarter of 2022, the Company completed the planned headcount reductions and consolidated its in-person operations to its offices in Lanham, Maryland and Cape Town, South Africa.
The Company anticipates that it will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. The Company recorded $30.7 million in restructuring charges related to the 2022 Strategic Realignment Plan for the year ended December 31, 2022. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 9 years.
The following table presents restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$8,993	$6,431	$—	$—
Lease and lease-related charges*	11,215	1,061	—	—
Professional and other fees relating to restructuring activities	2,013	—	—	—
Other**	7	1,008	—	—
	22,228	8,500	—	—

Other restructuring charges***	2,300	211	7,736	808
Total restructuring charges	$24,528	$8,711	$7,736	$808

*
For the year ended December 31, 2022, includes $8.5 million of accelerated amortization of right-of-use assets and accelerated depreciation of leasehold improvements related to updates to the estimated useful lives of certain leased facilities and $3.7 million in rent expense associated with these facilities, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, and other variable lease costs. The liabilities associated with these leases continue to be presented within lease liability and lease liability, non-current on the Company’s condensed consolidated balance sheets.

**	Includes the acceleration of certain technology and content development costs.
***	Includes severance and severance-related costs and lease-related charges.

2U, Inc.
Notes to Consolidated Financial Statements

Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2020	Additional Costs	Cash Payments	Balance as of December 31, 2021	Additional Costs	Cash Payments	Balance as of December 31, 2022

				(in thousands)
2022 Strategic Realignment Plan
Severance and severance-related costs	$—	$—	$—	$—	$14,762	$(9,537)	$5,225
Professional and other fees relating to restructuring activities	—	—	—	—	1,777	(854)	923
Lease and lease-related charges	—	—	—	—	3,351	(3,268)	83

Other severance and severance-related costs	2,714	1,965	(2,944)	1,735	728	(2,002)	461
Total restructuring	$2,714	$1,965	$(2,944)	$1,735	$20,618	$(15,661)	$6,692

2U, Inc.
Notes to Consolidated Financial Statements

9.    Leases
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
In October 2020, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in the United States. In October 2021, the Company entered into an agreement with the same party to sublease additional office space in the same facility. The agreements are coterminous. As of December 31, 2022, the subleases were classified as operating leases and each had a remaining term of 0.8 years, with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the term of the subleases as a reduction to expense incurred by the Company under the associated head lease.
In August 2021, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in Denver, Colorado, as part of its overall real estate management strategy. As of December 31, 2022, this sublease was classified as an operating lease and had a remaining term of 1.9 years with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated master lease. In connection with the execution of this agreement, the Company recognized a non-cash loss on sublease of $4.8 million in the third quarter of 2021.
The following table presents the components of lease expense on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease expense	$20,943	$18,933
Short-term lease expense	470	185
Variable lease expense	6,877	6,279
Sublease income	(1,310)	(489)
Total lease expense	$26,980	$24,908

2U, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, for the Company’s operating leases, the weighted-average remaining lease term was 6.9 years and the weighted-average discount rate was 10.7%. For the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $24.5 million and $21.7 million, respectively. For the years ended December 31, 2022 and 2021, lease liabilities arising from obtaining right-of-use assets were $15.5 million and $28.0 million, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $3.1 million in aggregate.

December 31, 2022
(in thousands)
2023	$24,541
2024	24,512
2025	20,750
2026	21,321
2027	21,916
Thereafter	51,931
Total lease payments	164,971
Less: imputed interest	(51,353)
Total lease liability	$113,618

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
10.    Debt
The following table presents the components of outstanding long-term debt on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2022	December 31, 2021
	(in thousands)
Term loan facilities	$566,622	$572,374
Convertible senior notes	380,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	3,688	4,423
Less: unamortized debt discount and issuance costs	(17,666)	(107,777)
Total debt	936,144	852,520
Less: current portion of long-term debt	(7,580)	(7,204)
Total long-term debt	$928,564	$845,316
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “2025 Notes”), which had an estimated fair value of $241.6 million and $403.3 million as of December 31, 2022 and 2021, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
The Company’s cash interest payments, net of amounts capitalized, were $43.8 million, $25.5 million and $10.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Term Loan Credit and Guaranty Agreement
The Company entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (the “Term Loan Agreement”), among the Company, as borrower, the subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, and Alter Domus (US) LLC as administrative agent and collateral agent. Pursuant to the Term Loan Agreement, the lenders thereunder made term loans to the Company on June 29, 2021 (the “Funding Date”) in the aggregate principal amount of $475 million (the “2021 Term Loan Facilities”). The 2021 Term Loan Facilities have an initial maturity date of December 28, 2024 (the “Maturity Date”). Commencing on the Funding Date, loans under the 2021 Term Loan Facilities will bear interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. The Term Loan Agreement requires the Company to make quarterly principal repayments equal to 0.25% of the $475 million aggregate principal amount, beginning September 2021. If the loans under the 2021 Term Loan Facilities are prepaid prior to the second anniversary, subject to certain customary exceptions, the Company shall pay the Applicable Premium (as defined in the Term Loan Agreement) on the amount of the loans so prepaid.
On November 4, 2021, the Company entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement (the “First Amended Term Loan Agreement”), which amended the Term Loan Agreement (collectively, the “First Amended Term Loan Facility”) primarily to provide for an incremental facility to the Company in an original principal amount of $100 million (together with the 2021 Term Loan Facilities, the “Amended Term Loan Facilities”). The Company is required to make quarterly principal repayments equal to 0.25% of this original principal amount beginning in December 2021. The proceeds of the First Amended Term Loan Agreement may be used for general corporate purposes.
The associated effective interest rate of the Amended Term Loan Facilities for the years ended December 31, 2022 and 2021 was approximately 9.10% and 7.56%, respectively, and the associated interest expense was approximately $51.2 million and $19.5 million, respectively.
The obligations under the Amended Term Loan Facilities are guaranteed by certain of the Company’s subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). The obligations under the Amended Term Loan Facilities are secured, subject to customary permitted liens and other agreed-upon exceptions, by a perfected security interest in all tangible and intangible assets of the Credit Parties, except for certain customary excluded assets.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The Amended Term Loan Facilities contain customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Amended Term Loan Facilities contain customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Amended Term Loan Facilities contain a financial covenant that requires the Company to maintain minimum Recurring Revenues (as defined in the First Amended Term Loan Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the Maturity Date. The Amended Term Loan Facilities also provide for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Amended Term Loan Facilities); failure of any material provision of the Amended Term Loan Facilities or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Amended Term Loan Facilities.
If an event of default under the Amended Term Loan Facilities occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the commitments and loans under the Amended Term Loan Facilities, upon notice by the administrative agent to the borrowers, the obligations under the Amended Term Loan Facilities shall become immediately due and payable. In addition, if the Credit Parties become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Amended Term Loan Facilities will automatically become immediately due and payable.
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
Convertible Senior Notes
2025 Notes
In April 2020, the Company issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The net proceeds from the offering of the 2025 Notes were approximately $369.6 million after deducting the initial purchasers’ discounts, commissions and offering expenses payable by the Company.
The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted.
The 2025 Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s senior unsecured indebtedness, senior in right of payment to the Company’s indebtedness that is expressly subordinated to the 2025 Notes, effectively subordinated to the Company’s senior secured indebtedness (including indebtedness under the Amended Term Loan Facilities), to the extent of the value of the collateral securing that indebtedness, and structurally

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The net carrying amount of the 2025 Notes consists of the following as of each of the dates indicated:

	December 31, 2022	December 31, 2021

	(in thousands)
Principal	$380,000	$380,000
Unamortized debt discount for conversion option	—	(83,609)
Unamortized issuance costs	(4,898)	(5,104)
Net carrying amount	$375,102	$291,287
Issuance costs are being amortized to interest expense over the contractual term of the 2025 Notes. Subsequent to the adoption of ASU 2020-06 in the first quarter of 2022, the effective interest rate used to amortize the issuance costs was 2.8%. The interest expense related to the 2025 Notes for the years ended December 31, 2022 and 2021 was $10.6 million and $30.9 million, respectively.
Holders may convert their 2025 Notes at their option in the following circumstances:
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
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock, as provided in the 2025 Indenture;
•if the Company calls such 2025 Notes for redemption; and
•at any time from, and including, November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.
The initial conversion rate for the 2025 Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the 2025 Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the 2025 Notes for redemption or the holders of the 2025 Notes electing to convert their 2025 Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. As of December 31, 2022, the if-converted value of the 2025 Notes did not exceed the principal amount.
In addition, upon the occurrence of a “fundamental change” (as defined in the 2025 Indenture), holders of the 2025 Notes may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any.
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 5, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if such Note is converted after it is called for redemption. No sinking fund is provided for the 2025 Notes.
As of December 31, 2022, the conditions allowing holders of the 2025 Notes to convert had not been met and the Company has the right under the 2025 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2025 Notes are classified as non-current on the consolidated balance sheets.
In connection with the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $44.34 per share. The cost of the Capped Call Transactions was approximately $50.5 million.
In April 2020, the Company used a portion of the proceeds from the sale of the 2025 Notes to repay in full all amounts outstanding, and discharge all obligations in respect of, the $250 million senior secured term loan facility. The Company intends to use the remaining net proceeds from the sale of the 2025 Notes for working capital or other general corporate purposes, which may include capital expenditures, potential acquisitions and strategic transactions.
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
The interest expense related to these loans for the years ended December 31, 2022 and 2021 was immaterial. As of December 31, 2022 and 2021, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.6 million and $0.5 million, respectively.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2022, the Company has entered into standby letters of credit totaling $14.2 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

Future Principal Payments
Future principal payments under the Amended Term Loan Facilities, the 2025 Notes, and the government grants, as of the date indicated are as follows:

December 31, 2021
(in thousands)
2023	$5,753
2024	560,869
2025	380,000
2026	—
2027	1,500
Thereafter*	2,000
Total future principal payments	$950,122

*	Amounts represent conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.
Subsequent Event
On January 9, 2023, the Company entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”), which amended the Amended Term Loan Facilities . The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of the Company’s 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility to the Company in the principal amount of $40 million. The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the Company’s 2025 Notes remain outstanding on January 1, 2025, January 1, 2025).
Loans under the Second Amended Credit Agreement will bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. If the term loans under the Second Amended Credit Agreement are prepaid or amended prior to the six month anniversary of the Second Amended Credit Agreement in connection with a Repricing Event (as defined in the Second Amended Credit Agreement), the Company shall pay a prepayment premium of 1.0% of the amount of the loans so prepaid.
The obligations under the Second Amended Credit Agreement are guaranteed by the Credit Parties. The obligations under the Second Amended Credit Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a perfected security interest in all tangible and intangible assets of the Credit Parties, except for certain customary excluded assets.
The Second Amended Credit Agreement contains customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Second Amended Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Second Amended Credit Agreement contains (i) a financial covenant for the benefit of the lenders that requires the Company to maintain minimum Recurring Revenues (as defined in the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the maturity date and (ii) three financial covenants solely for the benefit of the revolving lenders, in respect of a maximum

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

consolidated senior secured net leverage ratio, a maximum consolidated total net leverage ratio, and a minimum consolidated fixed charge coverage ratio. The Second Amended Credit Agreement also provides for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Second Amended Credit Agreement); failure of any material provision of the Second Amended Credit Agreement or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Second Amended Credit Agreement.
If an event of default under the Second Amended Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding the applicable requisite amount of commitments and loans under the Second Amended Credit Agreement, upon notice by the administrative agent to the borrowers, the obligations under the Second Amended Credit Agreement shall become immediately due and payable. In addition, if the Credit Parties become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Second Amended Credit Agreement will automatically become immediately due and payable.
On January 11, 2023, the Company issued the notes (the “2030 Notes”) in an aggregate principal amount of $147.0 million. The 2030 Notes are governed by an indenture (the “2030 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by us or converted. The net proceeds from the issuance of the 2030 Notes was $127.1 million.
The 2030 Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s senior indebtedness, senior in right of payment to the Company’s indebtedness that is expressly subordinated to the 2030 Notes, effectively subordinated to the Company’s senior secured indebtedness, to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
Holders may convert their 2030 Notes at their option at any time from, and after January 11, 2023 until the close of business on the second scheduled trading day immediately before the maturity date, including if the Company calls such 2030 Notes for redemption, subject to the right of certain holders to elect a delayed conversion period for any such 2030 Notes called for redemption the selected settlement of which would cause such holders to beneficially own shares of Common Stock in excess of the Ownership Cap (as defined in the 2030 Indenture).
The initial conversion rate for the 2030 Notes will be 111.1111 shares of Common Stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $9.00 per share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the 2030 Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election (subject to aforementioned Ownership Cap). Upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) the Company will in certain circumstances increase the conversion rate for a specified period of time.
In addition, upon the occurrence of a “Fundamental Change” (as defined in the 2030 Indenture), holders of the 2030 Notes may require the Company to repurchase their 2030 Notes at a cash repurchase price equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any.
The 2030 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, subject to limited exceptions with respect to 2030 Notes that cannot be immediately physically settled due to the Ownership Cap, on or after January 11, 2026 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of Common Stock exceeds 130% of the conversion price on each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if such Note is converted after it is called for redemption. No sinking fund is provided for the 2030 Notes. The Company used cash on hand and the proceeds from the offering of the 2030 Notes to repay a portion of the amounts outstanding under the Amended Term Loan Facilities.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
11.    Other Income (Expense)
The following table presents the components of other income (expense) on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Other income (expense):
Gain on sale of investment	$—	$27,762	$—
Foreign currency loss	(4,205)	(2,491)	(1,429)
Other	390	(2,947)	—
Total	$(3,815)	$22,324	$(1,429)
During the year ended December 31, 2021, the Company recorded a gain of $27.8 million on the sale of its interest in an education technology company. Refer to Note 7 for further information.
12.    Income Taxes
The following table presents the components of loss before income taxes on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Loss before income taxes:
United States	$(302,541)	$(172,856)	$(204,522)
Foreign	(20,513)	(23,106)	(13,476)
Total	$(323,054)	$(195,962)	$(217,998)
The following table presents the components of the income tax benefit (provision) on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current income tax (provision) benefit:
United States federal and state	$(393)	$(240)	$(347)
Foreign	(224)	(636)	(249)
Total current income tax provision	$(617)	$(876)	$(596)

Deferred income tax (provision) benefit:
United States federal and state	$389	$(389)	$—
Foreign	1,131	2,461	2,110
Total deferred income tax benefit	$1,520	$2,072	$2,110

Total income tax benefit	$903	$1,196	$1,514
The following table presents a reconciliation between the Company’s statutory federal income tax rate and the effective tax rate for each of the periods indicated.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	4.3	4.4	5.0
Foreign tax rate differential	0.1	0.1	0.3
Non-deductible compensation	(0.5)	(6.7)	(2.0)
Stock-based compensation	(1.1)	6.7	0.7
Change in valuation allowance	(20.2)	(26.5)	(23.9)
Other	(3.3)	1.6	(0.4)
Effective tax rate	0.3%	0.6%	0.7%
The following table presents the significant components of deferred tax assets and liabilities on the Company’s consolidated balance sheets as of each of the dates indicated.

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$12,217	$12,095
Accrued compensation and related benefits	3,253	10,285
Property and equipment	676	100
Stock-based compensation	19,644	21,729
Deferred income	1,343	2,096
Lease liability	24,865	24,463
Interest expense carryforwards	27,405	12,868
Foreign net operating loss carryforwards	8,480	6,981
U.S. net operating loss carryforwards	218,319	208,585
Valuation allowance	(277,840)	(190,779)
Total deferred tax assets	$38,362	$108,423
Deferred tax liabilities:
Prepaid expenses and other	$—	$(322)
Right-of-use assets	(14,097)	(15,310)
Intangibles	(22,957)	(70,865)
Deferred rent	(383)	(414)
Nondeductible interest on debt discount	—	(22,083)
Total deferred tax liabilities	(37,437)	(108,994)
Net deferred tax assets (liabilities)	$925	$(571)
As of December 31, 2022, the Company had a U.S. net operating loss (“NOL”) carryforward of approximately $832.4 million, of which $265.0 million expires between 2029 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), U.S. NOLs arising in a tax year ending after 2017 will not expire. The Company has generated $567.4 million of U.S. NOLs in tax years ending after 2017. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. The Company also has an NOL carryforward of $33.6 million in its foreign jurisdictions, of which $0.8 million begins to expire in 2038 and the remainder will not expire. A full valuation allowance has been established to offset its net deferred tax assets in the U.S., and certain foreign jurisdictions as the Company has not generated taxable income since inception and does not have sufficient deferred tax

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

liabilities to recover the deferred tax assets in these jurisdictions. The total increase in the valuation allowance was $87.1 million for the year ended December 31, 2022. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. The Company does not expect such limitation, if any, to impact the use of the net operating losses prior to their expiration.
As of December 31, 2022 and 2021, the Company has not recognized any amounts for uncertain tax positions.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years prior to 2019, though the NOL carryforwards can be adjusted upon audit and could impact taxes owed in open tax years. No income tax returns are currently under examination by the taxing authorities.
The Tax Act includes Global Intangible Low-Taxed Income (“GILTI”) provisions that require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Due to foreign subsidiary losses, this provision did not apply to the Company in 2022. Another significant section of the Tax Act, the Base Erosion Anti-Abuse Tax (“BEAT”), did not apply to the Company’s 2022 tax year as the Company’s base erosion payments are less than 3% of the Company’s total deductions. As these taxes may become applicable in the future, the Company will continue to monitor the potential impact.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Currently, the Company does not expect this legislation will have a material impact on its consolidated financial statements.
13.    Stockholders’ Equity
Common Stock
As of December 31, 2022, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2022, there were 78,334,666 shares of common stock outstanding, and the Company had reserved a total of 28,727,505 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	4,739,861
Outstanding performance restricted stock units	1,651,864
Outstanding stock options	5,195,538
Reserved for convertible senior notes	17,140,242
Total shares of common stock reserved for future issuance	28,727,505
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
A total of 2,800,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The shares available for future issuance under the 2014 Plan increased by 3,916,733 and 3,782,719 on January 1, 2023 and 2022, respectively, pursuant to the automatic share reserve increase provision in the 2014 Plan.
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
As of December 31, 2022, the Company had 3,753,633 shares available for issuance under the 2014 Plan. Further, as of December 31, 2022, under the 2014 Plan, options to purchase 4,673,230 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $27.25 per share, and 4,739,861 RSUs and 1,651,864 PRSUs were also outstanding.
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
As of December 31, 2022, options to purchase 522,308 shares of the Company’s common stock were outstanding under the 2008 Plan at a weighted-average exercise price of $7.70 per share.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2022 and 2021, an aggregate of 136,039 and 150,685 shares, respectively, of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares were $1.3 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, 379,670 shares remained available for purchase under the ESPP.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated. The Company accounts for forfeitures as they occur.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Curriculum and teaching	$208	$69	$230
Servicing and support	15,543	15,352	14,033
Technology and content development	9,534	11,832	12,014
Marketing and sales	6,319	6,711	8,217
General and administrative	48,616	63,802	47,548
Total stock-based compensation expense	$80,220	$97,766	$82,042
Restricted Stock Units
The 2014 Plan provides for the issuance of RSUs to eligible participants. Throughout 2022, 2021, and 2020, the Company granted RSUs under the 2014 Plan to the Company’s directors and certain of the Company’s employees and certain consultants. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most restricted stock units vesting in equal quarterly or annual tranches, generally over a period of three to four years.
The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2021	2,613,063	$32.29
Granted	5,290,062	9.98
Vested	(2,279,812)	23.62
Forfeited	(883,452)	17.88
Outstanding balance as of December 31, 2022	4,739,861	$14.24
The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020, was $33.9 million, $57.8 million, and $25.0 million, respectively. The total compensation cost related to the unvested RSUs not yet recognized as of December 31, 2022 was $43.2 million and will be recognized over a weighted-average period of approximately 1.9 years.
Performance Restricted Stock Units
The 2014 Plan provides for the issuance of PRSUs to eligible participants. PRSUs generally include both service conditions and either market conditions related to total shareholder return targets relative to that of companies comprising the Russell 3000 Index or conditions based on the Company’s internal financial performance achieving predetermined targets. The terms of the performance restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee thereof.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

During the fourth quarter of 2019, the Company granted 1.3 million PRSUs with a weighted-average grant date fair value per share of $22.94 to certain of its employees. These PRSU awards are subject to vesting over a period of three years, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index during each of the one, two and three-year vesting periods. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and is not subject to fluctuation due to the achievement of market-based targets. For the first and second performance periods, 200% of the eligible PRSUs were earned. For the third performance period, 0% of the eligible PRSUs were earned.
During the first quarter of 2020, as part of its annual equity awards cycle, the Company awarded 1.9 million PRSUs with an aggregate intrinsic value of $37.8 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for each of the performance periods, depending on the achievement of market-based targets, which are established annually. The PRSUs vest at the end of each of three one-year performance periods, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets. Of the PRSUs awarded, 0.6 million were granted in January 2020 with a weighted-average grant date fair value per share of $22.45, 0.6 million were granted in January 2021 with a weighted-average grant date fair value per share of $61.14, and 0.7 million were granted in January 2022 with a weighted-average grant date fair value per share of $23.46. For the first performance period, 200% of the eligible PRSUs were earned. For the second and third performance periods, 0% of the eligible PRSUs were earned.
During the first quarter of 2021, as part of its annual equity awards cycle, the Company awarded 0.4 million PRSUs with an aggregate intrinsic value of $20.0 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities depending on the achievement of internal financial performance-based targets, which are established annually. Certain of these PRSUs vest at the end of all three one-year performance periods, while others vest at the end of each of three one-year performance periods. Of the PRSUs awarded, 0.1 million were granted in March 2021 with a weighted-average grant date fair value per share of $40.69 and 0.1 million were granted in January 2022 with a weighted-average grant date fair value per share of $20.07. The expense recognized each period is estimated at the time of grant and is subject to fluctuation due to the achievement of internal financial performance-based targets. For the first performance period, 112.7% of the eligible PRSUs were earned. For the second performance period, 100% of the eligible PRSUs were earned.
During the first quarter of 2021, as part of its annual equity awards cycle, the Company granted 0.2 million PRSUs with an aggregate intrinsic value of $9.1 million and a weighted-average grant date fair value of $61.94. These PRSU awards vest at the end of a single three-year period, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the performance period, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets.
During the first quarter of 2022, as part of its annual equity awards cycle, the Company awarded 1.7 million PRSUs with an aggregate intrinsic value of $20.4 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities, depending on the achievement of internal financial performance-based targets, which are established annually. Certain of these PRSUs vest at the end of all three one-year performance periods, while others vest at the end of each of three one-year performance periods. Of the PRSUs awarded, 0.6 million were granted in March 2022 with a weighted-average grant date fair value per share of $10.77. The expense recognized each period is estimated at the time of grant and is subject to fluctuation due to the achievement of internal financial performance-based targets. For the first performance period, 100% of the eligible PRSUs were earned.
During the first quarter of 2022, as part of its annual equity awards cycle, the Company granted 0.7 million PRSUs with an aggregate intrinsic value of $8.9 million and a weighted-average grant date fair value of $14.53. These PRSU awards are subject to vesting over a single three-year period, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the performance period, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	0.39% – 1.88%	0.10% – 0.26%	1.51%
Expected term (years)	1.00 – 3.00	1.00 – 3.00	1.00
Expected volatility	49% – 97%	85% – 89%	75%
Dividend yield	0%	0%	0%
The following table presents a summary of the Company’s PRSU activity for the period indicated.

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2021	1,121,277	$48.62
Granted	2,081,647	16.63
Vested	(313,778)	12.28
Forfeited	(1,237,282)	39.39
Outstanding balance as of December 31, 2022	1,651,864	$22.74
The total fair value of PRSUs vested during the years ended December 31, 2022, 2021 and 2020, was $1.9 million, $71.9 million, and $28.5 million, respectively. The total compensation cost related to the unvested PRSUs not yet recognized as of December 31, 2022 was $10.5 million and will be recognized over a weighted-average period of approximately 1.8 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years.
The terms of stock option grants, including the exercise price per share and vesting periods, are determined by the Company’s board of directors or the compensation committee thereof. Stock options are granted at exercise prices of not less than the estimated fair market value of the Company’s common stock at the date of grant. Stock options are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most options vesting in tranches, generally over a three- or four-year period. Stock options granted under the 2014 Plan and the 2008 Plan are subject to service-based vesting conditions, and generally expire ten years from the grant date.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not declaring or paying dividends to date.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the periods presented. No stock options were granted during the year ended December 31, 2021.

	Year Ended December 31,
	2022	2020
Risk-free interest rate	1.9%-4.2%	1.5%
Expected term (years)	5.63 - 5.78	6.04
Expected volatility	75% - 81%	64%
Dividend yield	0%	0%
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance as of December 31, 2021	3,477,439	$36.13	3.87	$16,246
Granted	3,203,323	10.71	7.07
Exercised	(324,965)	3.48	0.07
Forfeited	(651,407)	12.91
Expired	(508,852)	37.40
Outstanding balance as of December 31, 2022	5,195,538	25.28	5.88	78
Exercisable as of December 31, 2022	3,195,768	$32.34	3.96	$76
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2020 was $6.98 and $11.48 per share, respectively.
The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $6.8 million and $8.7 million, respectively.
The total unrecognized compensation cost related to the unvested options as of December 31, 2022 was $15.0 million and will be recognized over a weighted-average period of approximately 2.0 years.
14.    Net Loss per Share
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive, given the Company’s net loss. The following securities have been excluded from the calculation of weighted-average shares of common stock outstanding because the effect is anti-dilutive for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020
Stock options	5,195,538	3,477,439	3,916,867
Restricted stock units	4,739,861	2,613,063	3,010,019
Performance restricted stock units	1,651,864	1,121,277	1,355,296
Shares related to convertible senior notes	13,443,374	13,443,374	3,432,837
Total antidilutive securities	25,030,637	20,655,153	11,715,019
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
14.    Net Loss per Share (Continued)

	Year Ended December 31,
	2022	2021	2020
Numerator (in thousands):
Net loss	$(322,151)	$(194,766)	$(216,484)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	77,327,850	74,580,115	67,142,976
Net loss per share, basic and diluted	$(4.17)	$(2.61)	$(3.22)

15.    Segment and Geographic Information
The Company has two reportable segments: the Degree Program Segment and the Alternative Credential Segment. The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company’s Degree Program Segment includes the technology and services provided to nonprofit colleges and universities to enable the online delivery of degree programs. The Company’s Alternative Credential Segment includes the premium online executive education programs and technical skills-based boot camps provided through relationships with nonprofit colleges, universities, and other leading organizations.
Significant Customers
For the years ended December 31, 2022 and 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the year ended December 31, 2020, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $74.6 million, or approximately 10% of the Company’s consolidated revenue.
As of December 31, 2022, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $7.3 million, which equaled 12% of the Company’s consolidated accounts receivable, net balance. As of December 31, 2021, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $9.8 million and $8.8 million, which equaled 14% and 13% of the Company’s consolidated accounts receivable, net balance, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue by segment*
Degree Program Segment	$571,608	$592,288	$486,676
Alternative Credential Segment	391,472	353,394	287,857
Total revenue	$963,080	$945,682	$774,533

Segment profitability**
Degree Program Segment	$180,727	$126,141	$49,607
Alternative Credential Segment	(55,646)	(59,564)	(33,534)
Total segment profitability	$125,081	$66,577	$16,073

Segment profitability margin***
Degree Program Segment	32%	21%	10%
Alternative Credential Segment	(14)%	(17)%	(12)%
Total segment profitability margin	13%	7%	2%

*	The Company has excluded immaterial amounts of intersegment revenues from the years ended December 31, 2022, 2021 and 2020.
**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss	$(322,151)	$(194,766)	$(216,484)
Adjustments:
Stock-based compensation expense	80,220	97,766	82,042
Other (income) expense, net	3,815	(22,324)	1,429
Net interest expense	61,069	49,747	25,963
Income tax benefit	(903)	(1,196)	(1,514)
Depreciation and amortization expense	128,153	108,448	96,469
Loss on debt extinguishment	—	1,101	11,671
Impairment charge	138,291	—	—
Restructuring charges	33,239	8,544	6,811
Other*	3,348	19,257	9,686
Total adjustments	447,232	261,343	232,557
Total segment profitability	$125,081	$66,577	$16,073

*
Includes (i) transaction and integration costs of $3.6 million, $16.9 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and (ii) stockholder activism and litigation-related (recoveries) costs of $(0.3) million, $2.4 million and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	December 31, 2022	December 31, 2021
	(in thousands)
Total assets
Degree Program Segment	$459,252	$546,572
Alternative Credential Segment	1,351,607	1,562,434
Total assets	$1,810,859	$2,109,006
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $107.2 million, $98.5 million and $73.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of December 31, 2022 and 2021 totaled approximately $4.5 million and $3.3 million, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
16.    Receivables and Contract Liabilities
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

	December 31, 2022	December 31, 2021

	(in thousands)
Degree Program Segment accounts receivable	$20,612	$31,762
Degree Program Segment unbilled revenue	8,496	4,440
Alternative Credential Segment accounts receivable	51,360	42,771
Total	80,468	78,973
Less: Provision for credit losses	(17,642)	(11,686)
Trade accounts receivable, net	$62,826	$67,287
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$11,686
Current period provision	6,393
Foreign currency translation adjustments	(36)
Other	(401)
Balance as of December 31, 2022	$17,642
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

	December 31, 2022	December 31, 2021

	(in thousands)
Other receivables, amortized cost	$52,180	$52,428
Less: Provision for credit losses	(3,579)	(1,421)
Other receivables, net	$48,601	$51,007
Other receivables, net, current	$33,813	$29,439
Other receivables, net, non-current	$14,788	$21,568

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the change in provision for credit losses for other receivables on the Company’s consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2021	$1,421
Current period provision	2,216
Other	(58)
Balance as of December 31, 2022	$3,579
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of December 31, 2022, 83% of other receivables, net due under extended payment plans were current.
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

	December 31, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$15,737	$2,285	$48	$18	115	$18,203
Mid	14,005	3,773	1,239	1,363	392	20,772
Low	6,160	3,099	1,677	1,939	330	13,205
Total	$35,902	$9,157	$2,964	$3,320	$837	$52,180

	December 31, 2021
	Year of Origination
	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$18,466	$1,635	$24	115	$20,240
Mid	14,352	2,992	1,312	392	19,048
Low	8,135	2,802	1,873	330	13,140
Total	$40,953	$7,429	$3,209	$837	$52,428

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	December 31, 2022	December 31, 2021

	(in thousands)
Degree Program Segment deferred revenue	$1,245	$3,462
Alternative Credential Segment deferred revenue	88,916	88,464
Total contract liabilities	$90,161	$91,926
For the Degree Program Segment, revenue recognized during the years ended December 31, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.5 million and $1.7 million, respectively.
For the Alternative Credential Segment, revenue recognized during the years ended December 31, 2022 and 2021 that was included in the deferred revenue balance that existed at the end of each preceding year was $77.9 million and $71.9 million, respectively.
Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the Company’s consolidated balance sheets as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
17.    Retirement Plan
The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches 100% of the first 2% of each employee’s contribution, and 50% of the next 4% of each employee’s contribution, each plan year. For the years ended December 31, 2022, 2021 and 2020, the Company made employer contributions of $9.7 million, $7.8 million and $3.6 million, respectively.
18.    Subsequent Event
In January 2023, the Company entered into an agreement to amend its Amended Term Loan Facilities to, among other things, extend the maturity date from December 2024 to December 2026. In connection with amending the terms and extending the maturities of the term loans under the Second Amended Credit Agreement, the Company issued the 2030 Notes with an aggregate principal amount of $147.0 million. The Company used cash on hand and the $127.1 million of net proceeds from the 2030 Notes to reduce the outstanding principal amount of secured debt under the Second Amended Credit Agreement from $567 million to $380 million. As part of the refinancing transaction, in addition to extending the maturity date, the lenders provided the Company with a senior secured first lien revolving loan facility in the principal amount of $40 million. Refer to Note 10 for more information.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders or our 2023 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in our 2023 Proxy Statement under the captions “The Board of Directors,” “Board Composition and Structure,” “Our Executive Officers,” “Code of Business Conduct and Ethics for Employees, Executive Officers and Directors” and, if applicable, “Delinquent Section 16(a) Reports” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 11 will be contained in our 2023 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in our 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in our 2023 Proxy Statement under the captions “Transactions with Related Parties” and “Director Independence” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 will be contained in our 2023 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
(b)   Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
Provision for credit losses for trade accounts receivable:
Year ended December 31, 2022	$11,686	6,393	(437)	$17,642
Year ended December 31, 2021	5,936	6,794	(1,044)	11,686
Year ended December 31, 2020	$1,331	$4,642	$(37)	$5,936

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Income tax valuation allowance:
Year ended December 31, 2022	$190,779	$87,061	$—	$277,840
Year ended December 31, 2021	137,767	53,012	—	190,779
Year ended December 31, 2020	$116,244	$21,523	$—	$137,767
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

2U, Inc. February 21, 2023
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

Signature	Title	Date

/s/ CHRISTOPHER J. PAUCEK	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Christopher J. Paucek

/s/ PAUL S. LALLJIE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2023
Paul S. Lalljie

/s/ PAUL A. MAEDER	Director and Chairman of the Board	February 21, 2023
Paul A. Maeder

/s/ TIMOTHY M. HALEY	Director	February 21, 2023
Timothy M. Haley

/s/ JOHN M. LARSON	Director	February 21, 2023
John M. Larson

/s/ CORETHA M. RUSHING	Director	February 21, 2023
Coretha M. Rushing

/s/ ROBERT M. STAVIS	Director	February 21, 2023
Robert M. Stavis

/s/ SALLIE L. KRAWCHECK	Director	February 21, 2023
Sallie L. Krawcheck

/s/ EARL LEWIS	Director	February 21, 2023
Earl Lewis

/s/ EDWARD S. MACIAS	Director	February 21, 2023
Edward S. Macias

/s/ GREGORY PETERS	Director	February 21, 2023
Gregory Peters

/s/ ALEXIS MAYBANK	Director	February 21, 2023
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

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 7, 2019, by and among 2U, Inc., Skywalker Purchaser, LLC, Skywalker Sub, Inc., Fortis Advisors LLC, as stockholder representative and Trilogy Education Services, Inc.	8-K	001-36376	2.1	April 8, 2019

2.2**	Membership Interest Purchase Agreement, dated as of June 28, 2021, by and among 2U, Inc., edX Inc. and Circuit Sub LLC. Interest Purchase Agreement, dated as of June 28, 2021, by and among 2U, Inc., edX Inc. and Circuit Sub LLC.	8-K	001-36376	2.1	June 29, 2021

2.3	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of November 16, 2021, by and between 2U, Inc. and edX Inc.	10-K	001-36376	2.3	March 1, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 6, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.1	December 20, 2022

4.1	Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-194079	4.2	March 17, 2014

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

4.3	Indenture, dated as of April 23, 2020, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	April 27, 2020

4.4	Form of 2.25% Convertible Senior Note due May 1, 2025 (included as Exhibit A to Exhibit 4.3).	8-K	001-36376	4.2	April 27, 2020

4.5	Indenture, dated as of January 11, 2023, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	January 13, 2023

4.6	Form of 4.50% Senior Unsecured Convertible Notes due 2030 (included as Exhibit A to Exhibit 4.5).	8-K	001-36376	4.2	January 13, 2023

10.2.1*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.	S-1/A	333-194079	10.2.1	March 17, 2014

10.2.2*	Amendment to Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of November 5, 2015.	10-K	001-36376	10.2.2	March 10, 2016

10.3†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.	S-1	333-194079	10.7	February 21, 2014

10.4†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.8	February 21, 2014

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.5†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.9	February 21, 2014

10.6†	Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.3	November 9, 2021

10.7†	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.2	August 2, 2018

10.8†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.8	February 28, 2020

10.9†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.3	November 12, 2019

10.10†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.10	February 28, 2020

10.11†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.1	April 28, 2021

10.12†*	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.2	April 28, 2021

10.13†	Form of Severance Pay and Change in Control Plan.	8-K	001-36376	10.1	February 21, 2020

10.13.1†	First Amendment to the 2U, Inc. Severance Pay and Change in Control Plan.	10-Q	001-36376	10.4	April 30, 2020

10.14†	Summary of Non-Employee Director Compensation.	10-Q	001-36376	10.2	July 29, 2021

10.15†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.	S-1/A	333-194079	10.14	March 17, 2014

10.16†	Form of Indemnification Agreement with directors and executive officers.	S-1	333-194079	10.15	February 21, 2014

10.17†	Offer letter agreement, dated as of October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.1	October 16, 2019

10.18†	Employee Intellectual Property, Non-Competition, and Non-Solicitation Agreement, dated October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.2	October 16, 2019

10.19†	Separation and Transition Agreement, dated October 17, 2019, between Catherine A. Graham and 2U, Inc.	8-K	001-36376	10.1	October 23, 2019

10.20†	Separation, Consulting and Release Agreement, dated November 10, 2021 by and between 2U, Inc. and James Kenigsberg.	8-K	001-36376	10.1	November 12, 2021

10.21**	Term Loan Credit and Guaranty Agreement, dated June 28, 2021, by and among 2U, Inc., as borrower, the Guarantors party thereto, Alter Domus (US) LLC, as administrative agent and collateral agent, and the Lenders party thereto.	8-K	001-36376	10.1	June 29, 2021

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

10.22	First Amendment to Term Loan Credit and Guaranty Agreement.	10-Q	001-36376	10.1	November 9, 2021

10.23*	Joinder Agreement.	10-Q	001-36376	10.2	November 9, 2021

10.24	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	April 27, 2020

10.25	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	April 27, 2020

10.26	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	April 27, 2020

10.27	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	May 1, 2020

10.28	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	May 1, 2020

10.29	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	May 1, 2020

10.30	Office Lease, by and between Lanham Office 2015 LLC and 2U Harkins Road LLC, dated as of December 23, 2015.	10-K	001-36376	10.16	February 24, 2017

10.32	Agreement of Lease, by and between 55 Prospect Owner LLC and 2U NYC, LLC, dated as of February 13, 2017.	10-K	001-36376	10.17	February 24, 2017

10.33	Office Lease, by and between SRI Ten DCC LCC and 2U, Inc., dated May 11, 2016.	10-K	001-36376	10.18	February 24, 2017

10.34†	Separation, Consulting and Release Agreement, dated as of April 15, 2022, by and between 2U, Inc. and John Ellis.	8-K	001-36376	10.1	April 15, 2022

10.35†	Separation, Consulting and Release Agreement, dated as of July 27, 2022, by and between 2U, Inc. and Mark Chernis.	8-K	001-36376	10.1	July 28, 2022

10.36*	Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement.	8-K	001-36376	10.1	January 9, 2023

10.37**	Purchase Agreement, dated January 9, 2023.	8-K	001-36376	10.2	January 9, 2023

10.38**	Purchase Agreement, dated January 9, 2023.	8-K	001-36376	10.3	January 9, 2023

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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