Form 10-Q
period 2023-03-31
2U, Inc.
filed 2023-04-28
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of April 26, 2023, there were 80,419,429 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•our ability to maintain minimum recurring revenues or other financial ratios during required periods through the maturity date of our Second Amended Credit Agreement (as defined below);
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
•our ability to successfully integrate the operations of our acquisitions, including our acquisition of edX, to achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;
•our ability to refinance our indebtedness on attractive terms, if at all, to better align with our focus on profitability;
•our ability to service our substantial indebtedness and comply with the covenants and conversion obligations contained in the Indenture (as defined below) governing our Notes (as defined below) and the Second Amended Credit Agreement (as defined below) governing our term loan facilities;
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
•the impact of any natural disasters or public health emergencies, such as the coronavirus disease 2019 pandemic;
•our expectations regarding the effect of the capped call transactions and regarding actions of the option counterparties and/or their respective affiliates; and
•other factors beyond our control.
You should refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$94,175	$167,518
Restricted cash	15,111	15,060
Accounts receivable, net	72,815	62,826
Other receivables, net	31,763	33,813
Prepaid expenses and other assets	44,114	43,090
Total current assets	257,978	322,307
Other receivables, net, non-current	14,725	14,788
Property and equipment, net	44,165	45,855
Right-of-use assets	70,020	72,361
Goodwill	732,349	734,620
Intangible assets, net	532,695	549,755
Other assets, non-current	73,263	71,173
Total assets	$1,725,195	$1,810,859
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$126,305	$110,020
Deferred revenue	114,957	90,161
Lease liability	14,324	13,909
Accrued restructuring liability	4,529	6,692
Other current liabilities	53,776	58,210
Total current liabilities	313,891	278,992
Long-term debt	854,348	928,564
Deferred tax liabilities, net	293	282
Lease liability, non-current	95,215	99,709
Other liabilities, non-current	1,808	1,796
Total liabilities	1,265,555	1,309,343
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 79,606,757 shares issued and outstanding as of March 31, 2023; 78,334,666 shares issued and outstanding as of December 31, 2022	80	78
Additional paid-in capital	1,716,342	1,700,855
Accumulated deficit	(1,234,034)	(1,179,972)
Accumulated other comprehensive loss	(22,748)	(19,445)
Total stockholders’ equity	459,640	501,516
Total liabilities and stockholders’ equity	$1,725,195	$1,810,859
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$238,504	$253,329
Costs and expenses
Curriculum and teaching	32,840	33,230
Servicing and support	36,109	39,624
Technology and content development	45,484	51,057
Marketing and sales	100,175	130,982
General and administrative	39,250	50,235
Restructuring charges	4,875	787
Impairment charges	—	58,782
Total costs and expenses	258,733	364,697
Loss from operations	(20,229)	(111,368)
Interest income	365	257
Interest expense	(17,957)	(13,890)
Debt modification expense and loss on debt extinguishment	(16,735)	—
Other income (expense), net	607	(1,030)
Loss before income taxes	(53,949)	(126,031)
Income tax (expense) benefit	(113)	251
Net loss	$(54,062)	$(125,780)
Net loss per share, basic and diluted	$(0.68)	$(1.65)
Weighted-average shares of common stock outstanding, basic and diluted	79,310,434	76,271,855
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(3,303)	7,329
Comprehensive loss	$(57,365)	$(118,451)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	78,334,666	$78	$1,700,855	$(1,179,972)	$(19,445)	$501,516
Issuance of common stock in connection with employee stock purchase plan	207,160	1	1,176	—	—	1,177
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,047,765	1	(362)	—	—	(361)
Exercise of stock options	17,166	—	110	—	—	110
Stock-based compensation expense	—	—	14,563	—	—	14,563
Net loss	—	—	—	(54,062)	—	(54,062)
Foreign currency translation adjustment	—	—	—	—	(3,303)	(3,303)
Balance, March 31, 2023	79,606,757	$80	$1,716,342	$(1,234,034)	$(22,748)	$459,640

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	75,754,663	$76	$1,735,628	$(890,638)	$(15,911)	$829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	577,416	1	(920)	—	—	(919)
Exercise of stock options	284,455	—	875	—	—	875
Stock-based compensation expense			24,424			24,424
Net loss	—	—		(125,780)	—	(125,780)
Foreign currency translation adjustment	—	—	—	—	7,329	7,329
Balance, March 31, 2022	76,616,534	$77	$1,645,456	$(983,601)	$(8,582)	$653,350

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(54,062)	$(125,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest expense	3,532	4,254
Depreciation and amortization expense	30,020	34,415
Stock-based compensation expense	14,563	24,424
Non-cash lease expense	4,457	5,750
Impairment charges	—	58,782
Provision for credit losses	2,497	2,350
Loss on debt extinguishment	12,123	—
Other	(598)	1,378
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(11,455)	(12,012)
Other receivables, net	947	(1,206)
Prepaid expenses and other assets	(1,213)	(1,419)
Accounts payable and accrued expenses	11,158	(11,944)
Deferred revenue	24,674	29,614
Other liabilities, net	(9,165)	(8,672)
Net cash provided by (used in) operating activities	27,478	(66)
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	4,960
Additions of amortizable intangible assets	(10,586)	(17,487)
Purchases of property and equipment	(1,222)	(1,769)
Net cash used in investing activities	(11,808)	(14,296)
Cash flows from financing activities
Proceeds from debt	239,223	33
Payments on debt	(321,078)	(1,903)
Prepayment premium on extinguishment of senior secured term loan facility	(5,666)	—
Payment of debt issuance costs	(2,867)	—
Tax withholding payments associated with settlement of restricted stock units	(361)	(919)
Proceeds from exercise of stock options	110	875
Proceeds from employee stock purchase plan share purchases	1,176	—
Net cash used in financing activities	(89,463)	(1,914)
Effect of exchange rate changes on cash	501	(36)
Net decrease in cash, cash equivalents and restricted cash	(73,292)	(16,312)
Cash, cash equivalents and restricted cash, beginning of period	182,578	249,909
Cash, cash equivalents and restricted cash, end of period	$109,286	$233,597
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is a leading online education platform company. The Company’s mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, the Company delivers technology and services that enable its clients to bring their educational offerings online at scale.
The Company provides 76 million people worldwide with access to world-class education in partnership with more than 250 top-ranked global universities and other leading organizations. Through edX, its education consumer marketplace, the Company offers more than 4,200 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2023 and 2022 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2022 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Reclassifications
The Company has reclassified prior period amounts in the condensed consolidated statement of operations to conform to the current period’s presentation of restructuring charges. The Company reclassified $0.8 million from general and administrative expense to restructuring charges for the three months ended March 31, 2022.
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
U.S. GAAP provides for a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. The Company remeasures non-financial assets such as goodwill, intangible assets and other long-lived assets at fair value when there is an indicator of impairment, and records them at fair value only when recognizing an impairment loss. The fair value hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. Refer to Note 3 for further discussion of assets measured at fair value on a nonrecurring basis. The three tiers are defined as follows:
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of March 31, 2023 and December 31, 2021. Refer to Note 8 for more information regarding the Company’s convertible senior notes.
Goodwill and Other Indefinite-lived Intangible Assets
The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, as of October 1, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Goodwill
Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s goodwill balance relates to its acquisitions of GetSmarter in July 2017, Trilogy in May 2019 and edX in November 2021. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. Within the Degree Program Segment, the Company has one reporting unit, the Degree Program reporting unit. Within the Alternative Credential Segment, the Company has three reporting units, the Executive Education reporting unit, the Boot Camp reporting unit, and the Open Courses reporting unit.
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
For the interim impairment assessment performed as of March 1, 2022, management determined the carrying value of the Open Courses reporting unit and the carrying value of an indefinite-lived intangible asset, both within the Alternative Credential Segment, exceeded their respective estimated fair value. As a result, during the three months ended March 31, 2022, the Company recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. These charges are included within operating expense on the Company’s condensed consolidated statements

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
For the interim impairment assessment performed as of September 30, 2022, management determined the carrying value of two of the reporting units within the Company’s Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended September 30, 2022, the Company recorded impairment charges of $50.2 million to goodwill, of which $43.0 million related to the Open Courses reporting unit and $7.2 million related to the Executive Education reporting unit. In addition, during the three months ended September 30, 2022, the Company recorded impairment charges of $29.3 million to the indefinite-lived intangible asset within the Company’s Alternative Credential Segment. These charges are included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
Other than the reporting units impaired in the third quarter of 2022, based on the qualitative assessment performed as of October 1, 2022, the date of the annual goodwill impairment assessment, the Company had no reporting units whose estimated fair value exceeded their carrying value by less than 10%. It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
Convertible Senior Notes
In April 2020, the Company issued 2.25% convertible senior notes due May 1, 2025 (the “2025 Notes”) in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private offering. Refer to Note 8 for more information regarding the 2025 Notes.
In January 2023, the Company issued 4.50% convertible senior notes due February 1, 2030 (the “2030 Notes”) in an aggregate principal amount of $147.0 million in a private offering. Refer to Note 8 for more information regarding the 2030 Notes.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
In March 2022, the FASB issued ASU No 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13 and enhances the disclosure requirements for certain loan refinancings when borrowers are experiencing financial difficulty. In addition, the ASU requires the disclosure of current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022. The Company adopted this ASU in the first quarter of 2023. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
3.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable segment on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2022	Foreign Currency Translation Adjustments	Balance as of March 31, 2023

	(in thousands)
Degree Program Segment
Gross goodwill	$192,459	$—	$192,459
Accumulated impairments	—	—	—
Net goodwill	192,459	—	192,459

Alternative Credential Segment
Gross goodwill	$691,531	$(2,271)	$689,260
Accumulated impairments	(149,370)	—	(149,370)
Net goodwill	542,161	(2,271)	539,890

Total
Gross goodwill	$883,990	$(2,271)	$881,719
Accumulated impairments	(149,370)	—	(149,370)
Net goodwill	$734,620	$(2,271)	$732,349

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following tables present the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		March 31, 2023			December 31, 2022
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Definite-lived intangible assets
Capitalized technology	3-5	$232,418	$(140,983)	$91,435	$226,761	$(132,621)	$94,140
Capitalized content development	4-5	257,047	(180,600)	76,447	261,844	(177,154)	84,690
University client relationships	9-10	209,284	(60,325)	148,959	210,138	(55,556)	154,582
Enterprise client relationships	10	14,300	(1,966)	12,334	14,300	(1,609)	12,691
Trade names and domain names	5-10	29,802	(21,982)	7,820	29,701	(21,749)	7,952
Total definite-lived intangible assets		$742,851	$(405,856)	$336,995	$742,744	$(388,689)	$354,055

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount

	(in thousands)
Indefinite-lived intangible assets
Trade names	$255,000	$(59,300)	$195,700	$255,000	$(59,300)	$195,700
Total indefinite-lived intangible assets	$255,000	$(59,300)	$195,700	$255,000	$(59,300)	$195,700

*
During the first and third quarter of 2022, the Company recorded impairment charges of $30.0 million and $29.3 million, respectively, related to its indefinite-lived intangible asset. Refer to Note 2 for further information about these impairment charges.

The amounts presented in the table above include $48.4 million and $53.9 million of in-process capitalized technology and content development as of March 31, 2023 and December 31, 2022, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $27.2 million and $31.4 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of March 31, 2023.

Future Amortization Expense
(in thousands)
Remainder of 2023	$62,580
2024	66,976
2025	46,528
2026	31,659
2027	23,131
Thereafter	57,772
Total	$288,646

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Other Balance Sheet Details
Prepaid expenses and other assets
As of March 31, 2023 and December 31, 2022, the Company had balances of $25.7 million and $20.5 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of March 31, 2023 and December 31, 2022, the Company had balances of $10.6 million and $9.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $0.8 million and $0.7 million of such amortization for the three months ended March 31, 2023 and 2022, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	March 31, 2023	December 31, 2022

	(in thousands)
Accrued university and instructional staff compensation	$33,214	$30,807
Accrued marketing expenses	26,219	15,988
Accrued compensation and related benefits	27,307	16,213
Accounts payable and other accrued expenses	39,565	47,012
Total accounts payable and accrued expenses	$126,305	$110,020
For each of the three months ended March 31, 2023 and 2022, expenses related to the Company’s marketing and advertising efforts of its own brands were not material.
Other Current Liabilities
As of March 31, 2023 and December 31, 2022, the Company had balances of $14.0 million and $14.7 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represent proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client.
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

These actions have been stayed to allow the parties to discuss settlement. The parties have reached an agreement in principle to resolve the actions and continue to negotiate the terms of their agreement. Due to the complex nature of the legal and factual issues involved, the outcome of these actions is not presently determinable.
Favell, et al. v. University of Southern California and 2U, Inc. Consumer Class Action
On December 20, 2022, Plaintiffs Iola Favell, Sue Zarnowski, and Mariah Cummings filed a putative class action in the Superior Court of the State of California, County of Los Angeles, against the University of Southern California (“USC”) and 2U, Inc. (“2U”) on behalf of “[a]ll students who were enrolled in an online graduate degree program at USC Rossier, from April 1, 2009 through April 27, 2022.” Compl. ¶ 135. Plaintiffs purported to allege violations of California’s False Advertising Law (“FAL”), Cal. Civ. Code § 17500, California’s Unfair Competition Law (“UCL”), Cal. Civ. Code § 17200, California’s Consumers Legal Remedies Act (“CLRA”), Cal. Civ. Code § 1770, as well as for unjust enrichment related to the use of USC Rossier’s rankings in certain marketing materials.

On February 3, 2023, the Company removed the case to the United States District Court for the Central District of California. Then, on March 8, 2023, 2U filed a motion to dismiss the lawsuit, arguing, among other things, that all of Plaintiffs’ allegations lacked merit and that certain claims for relief could not be brought in federal court in light of other allegations Plaintiffs had made. On March 28, 2023, before the Court could rule on that motion, Plaintiffs filed a First Amended Complaint, dropping the challenged claims for relief and instead asserting only a single cause of action under the CLRA. The First Amended Complaint is based on the same factual allegations as the original complaint but seeks declaratory relief, actual damages, incidental damages, consequential damages, compensatory damages, punitive damages, and attorneys’ fees and costs in connection with their CLRA claim.

On March 28, 2023, Plaintiffs also filed a separate class action lawsuit in the Superior Court of the State of California, County of Los Angeles, reasserting the FAL, UCL, and CLRA claims they dropped from the federal lawsuit. The state court lawsuit is based on the same factual allegations as the federal lawsuit. Plaintiffs seek declaratory and injunctive relief, restitution, and attorneys’ fees and costs in connection with the claims in state court.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On April 17, 2023, the Company moved to dismiss the First Amended Complaint in the federal lawsuit in its entirety, arguing that all of Plaintiffs’ claims lack merit. The motion is set for hearing on May 31, 2023. The Company’s response to the complaint pending in state court is due May 4, 2023.

The Company believes that both lawsuits are without merit and intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of both matters is not presently determinable.

2U, Inc., et al. v. Cardona, et al.

On April 4, 2023, the Company filed a lawsuit on behalf of itself and its South African subsidiary, Get Educated International Proprietary Ltd., against the Department of Education and Secretary of Education Miguel Cardona. The suit challenges a Dear Colleague Letter issued by the Department that would treat the Company and other Online Program Managers (OPMs) as highly regulated “third-party servicers” for purposes of the Higher Education Act (HEA). The Company contends that the Department has exceeded its authority by seeking to expand the definition of “third-party servicer” contained in the HEA, 20 U.S.C. § 1088(c), as well as in the Department’s regulations and longstanding guidance documents. The Company also argues that the Department violated both the HEA and the Administrative Procedure Act in issuing its new understanding of third-party servicer without following required rulemaking procedures. The case is now pending in the District of D.C., under case number 1:23-cv-00925. On April 7, 2023, the Company filed a motion for a stay and preliminary injunction to block the new Dear Colleague Letter to take effect as planned on September 1, 2023. On April 11, 2023, the Department announced that it would suspend the September 1, 2023 effective date and consider changes to the Dear Colleague Letter. The Department indicated that when it finalizes an updated version of the Dear Colleague Letter, the updated version will not go into effect for at least six months, to give regulated entities sufficient time to comply. Given these developments, 2U withdrew its motion for a stay and preliminary injunction and the court stayed the litigation pending the release of the finalized Dear Colleague Letter. The Company believes that it has a meritorious claim and intends to vigorously pursue its challenge against the Department if the Department continues seeking to treat the Company as a third-party servicer. Due to the complex nature of the legal issues involved, the outcome of this matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of March 31, 2023, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
6.    Restructuring Charges
2022 Strategic Realignment Plan
During the second quarter of 2022, the Company accelerated its planned transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the Company around a single platform allowing it to pursue a

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The Company anticipates that it will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. The Company recorded $4.5 million in restructuring charges related to the 2022 Strategic Realignment Plan for the three months ended March 31, 2023. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 9 years.
The following table presents restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$1,231	$—	$—	$—
Lease and lease-related charges	2,143	759	—	—
Professional and other fees relating to restructuring activities	340	—	—	—
Other	13	—	—	—
	3,727	759	—	—

Other restructuring charges*	380	9	688	99
Total restructuring charges	$4,107	$768	$688	$99

*	Includes severance and severance-related costs and lease-related charges.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2022	Additional Costs	Cash Payments	Balance as of March 31, 2023

	(in thousands)
2022 Strategic Realignment Plan
Severance and severance-related costs	$5,225	$1,231	$(2,438)	$4,018
Professional and other fees relating to restructuring activities	923	305	(1,025)	203
Lease and lease-related charges	83	3,277	(3,349)	11

Other severance and severance-related costs	461	27	(191)	297
Total restructuring	$6,692	$4,840	$(7,003)	$4,529
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

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Operating lease expense	$4,457	$5,761
Short-term lease expense	34	111
Variable lease expense	1,907	1,823
Sublease income	(427)	(228)
Total lease expense	$5,971	$7,467

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2023, for the Company’s operating leases, the weighted-average remaining lease term was 6.7 years and the weighted-average discount rate was 10.7%. For the three months ended March 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $6.0 million and $6.6 million, respectively. There were no lease liabilities arising from obtaining right-of-use assets for each the three months ended March 31, 2023 and 2022.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $2.6 million in aggregate.

March 31, 2023
(in thousands)
Remainder of 2023	$18,402
2024	24,383
2025	20,613
2026	21,175
2027	21,761
Thereafter	50,797
Total lease payments	157,131
Less: imputed interest	(47,592)
Total lease liability	$109,539
8.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	March 31, 2023	December 31, 2022

	(in thousands)
Term loan facilities	$379,050	$566,622
Revolving facility	—	—
Convertible senior notes	527,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	3,191	3,688
Less: unamortized debt discount and issuance costs	(52,836)	(17,666)
Total debt	859,905	936,144
Less: current portion of long-term debt	(5,557)	(7,580)
Total long-term debt	$854,348	$928,564
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “2025 Notes”), which had an estimated fair value of $297.0 million and $241.6 million as of March 31, 2023 and December 31, 2022, respectively, and the 4.5% convertible senior notes due 2030 (the “2030 Notes”), which had an estimated fair value of $137.6 million as of March 31, 2023. The 2030 Notes, described below, were issued in January 2023. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Term Loan Credit and Guaranty Agreement
On January 9, 2023, the Company entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”), which amended the Company’s existing term loan facilities, previously referred to as the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of the Company’s 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility to the Company in the principal amount of $40 million (the “Revolving Loan Facility”). The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the Company’s 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). As of March 31, 2023, there were no outstanding borrowings under the Revolving Loan Facility.
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
Prior to the amendment, loans under the Amended Term Loan Facilities bore interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. The Company is required to make quarterly principal repayments equal to 0.25% of the aggregate principal amount.
The obligations under the Second Amended Credit Agreement are guaranteed by the Credit Parties. The obligations under the Second Amended Credit Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a perfected security interest in all tangible and intangible assets of the Credit Parties, except for certain customary excluded assets.
The Second Amended Credit Agreement contains customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Second Amended Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Second Amended Credit Agreement contains (i) a financial covenant for the benefit of the lenders that requires the Company to maintain minimum Recurring Revenues (as defined in the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the maturity date and (ii) three financial covenants solely for the benefit of the revolving lenders, in respect of a maximum consolidated senior secured net leverage ratio, a maximum consolidated total net leverage ratio, and a minimum consolidated fixed charge coverage ratio. The Second Amended Credit Agreement also provides for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Second Amended Credit Agreement); failure of any material provision of the Second Amended Credit Agreement or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Second Amended Credit Agreement. As of both March 31, 2023 and December 31, 2022, the Company was in compliance with the covenants under the Second Amended Credit Agreement.
If an event of default under the Second Amended Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding the applicable requisite amount of commitments and loans under the Second Amended Credit Agreement, upon notice by the administrative agent to the borrowers, the obligations under the Second Amended Credit

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Agreement shall become immediately due and payable. In addition, if the Credit Parties become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Second Amended Credit Agreement will automatically become immediately due and payable.
As of March 31, 2023 and December 31, 2022, the balance of unamortized debt discount and issuance costs related to the term loan under the Second Amended Credit Agreement was $27.1 million and $12.8 million, respectively. For the three months ended March 31, 2023 and 2022, the associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 13.8% and 8.0%, respectively. For the three months ended March 31, 2023 the associated interest rate for the revolving loan under the Second Amended Credit Agreement was approximately 10.1%. For the three months ended March 31, 2023 and 2022, the associated interest expense for these facilities was approximately $13.2 million and $11.1 million, respectively.
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
The 2025 Notes are the senior, unsecured obligations of the Company and are equal in right of payment with the Company’s senior unsecured indebtedness, senior in right of payment to the Company’s indebtedness that is expressly subordinated to the 2025 Notes, effectively subordinated to the Company’s senior secured indebtedness (including indebtedness under the Second Amended Credit Agreement), to the extent of the value of the collateral securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The net carrying amount of the 2025 Notes consists of the following as of each of the dates indicated:

	March 31, 2023	December 31, 2022

	(in thousands)
Principal	$380,000	$380,000
Unamortized issuance costs	(4,376)	(4,898)
Net carrying amount	$375,624	$375,102
Issuance costs are being amortized to interest expense over the contractual term of the 2025 Notes. Subsequent to the adoption of ASU 2020-06, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the 2025 Notes for the three months ended March 31, 2023 and 2022 was $2.7 million and $2.7 million, respectively.
Holders may convert their 2025 Notes at their option in the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, par value $0.001 per share (“Common Stock”), exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Common Stock, as provided in the 2025 Indenture;
•if the Company calls such 2025 Notes for redemption; and
•at any time from, and including, November 1, 2024 until the close of business on the second scheduled trading day immediately before the maturity date.
The initial conversion rate for the 2025 Notes is 35.3773 shares of the Common Stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $28.27 per share of the Common Stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the 2025 Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Common Stock or a combination of cash and shares of the Common Stock, at the Company’s election. In the event of the Company calling the 2025 Notes for redemption or the holders of the 2025 Notes electing to convert their 2025 Notes, the Company will determine whether to settle in cash, Common Stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time.
In addition, upon the occurrence of a “fundamental change” (as defined in the 2025 Indenture), holders of the 2025 Notes may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any.
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 5, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Common Stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if such Note is converted after it is called for redemption. No sinking fund is provided for the Notes.
As of March 31, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and the Company has the right under the 2025 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2025 Notes are classified as non-current on the condensed consolidated balance sheets.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In connection with the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are generally expected to reduce potential dilution to the Common Stock upon any conversion of 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $44.34 per share. The cost of the Capped Call Transactions was approximately $50.5 million.
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
2030 Notes
On January 11, 2023, the Company issued the 2030 Notes in an aggregate principal amount of $147.0 million. The 2030 Notes are governed by an indenture (the “2030 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by the Company or converted. The net proceeds from the issuance of the 2030 Notes was $127.1 million.
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
The net carrying amount of the 2030 Notes consist of the following as of the date indicated:

March 31, 2023

(in thousands)
Principal	$147,000
Unamortized debt discount and issuance costs	(21,316)
Net carrying amount	$125,684
Issuance costs are being amortized to interest expense over the contractual term of the 2030 Notes. The effective interest rate used to amortize the issuance costs was 7.2%. The interest expense related to the 2030 Notes for the three months ended March 31, 2023 was $2.0 million.
Holders may convert their 2030 Notes at their option in the following circumstances:
•at any time from, and after January 11, 2023 until the close of business on the second scheduled trading day immediately before the maturity date;
•upon the occurrence of certain corporate events or distributions on the Common Stock as provided in the Indenture;
•if the Company calls such 2030 Notes for redemption; subject to the right of certain holders to elect a delayed conversion period for any such 2030 Notes called for redemption that would cause such holders to beneficially own shares of Common Stock, in excess of the Ownership Cap (as defined below), over which threshold a settlement of such conversion could be made in cash; and
•upon the occurrence of a default with regard to the Company’s financial covenants under the Indenture.
The initial conversion rate for the 2030 Notes is 111.1111 shares of Common Stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $9.00 per share, and is subject to adjustment upon the

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

occurrence of certain specified events as set forth in the 2030 Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election (subject to aforementioned Ownership Cap). Upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) the Company will in certain circumstances increase the conversion rate for a specified period of time.
In addition, upon the occurrence of a “Fundamental Change” (as defined in the 2030 Indenture), holders of the 2030 Notes may require the Company to repurchase their 2030 Notes at a cash repurchase price equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any.
The 2030 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, subject to limited exceptions with respect to 2030 Notes that cannot be immediately physically settled due to the Ownership Cap, on or after January 11, 2026 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of Common Stock exceeds 130% of the conversion price on each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if such Note is converted after it is called for redemption. No sinking fund is provided for the 2030 Notes. The Company used cash on hand and the proceeds from the offering of the 2030 Notes to repay a portion of the amounts outstanding under the term loan facilities.
The Company has the right under the 2030 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2030 Notes are classified as non-current on the condensed consolidated balance sheets.
Deferred Government Grant Obligations
Government grants awarded to the Company in the form of forgivable loans are recorded within long-term debt on the Company’s condensed consolidated balance sheets until all contingencies are resolved and the grants are determined to be realized. The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027 and the conditional loan agreement with the State of Maryland has a maturity date of June 30, 2028. The interest expense related to these loans for the three months ended March 31, 2023 and 2022 was immaterial. As of March 31, 2023 and December 31, 2022, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.7 million and $0.6 million, respectively.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2023, the Company has entered into standby letters of credit totaling $14.2 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Future Principal Payments
Future principal payments under the Amended Term Loan Facility, the Notes, and the government grants, as of the date indicated are as follows:

March 31, 2023
(in thousands)
Remainder of 2023	$2,850
2024	3,800
2025	383,800
2026	368,600
2027*	1,500
Thereafter*	149,000
Total future principal payments	$909,550

*
Amounts due in 2027 and thereafter include $1.5 million and $2.0 million, respectively, of conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.

Debt Refinancing Costs
In January 2023, the Company entered into the Second Amended Credit Agreement, which amended the Amended Term Loan Facilities. Certain investors in the Amended Term Loan Facilities participated in the Second Amended Credit Agreement and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors in the Amended Term Loan Facilities did not participate in the Second Amended Credit Agreement or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting in connection with this refinancing event, the Company recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense.
9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provision for the three months ended March 31, 2023 and 2022 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three ended March 31, 2023 and 2022 was less than 1%. For the three months ended March 31, 2023, the Company’s income tax expense was $0.1 million. For the three months ended three months ended March 31, 2023, the Company’s income tax benefit was $0.3 million. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10.    Stockholders’ Equity
Common Stock
As of March 31, 2023, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2023, there were 79,606,757

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

shares of common stock outstanding, and the Company had reserved a total of 51,857,868 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	7,424,337
Outstanding performance restricted stock units	2,181,702
Outstanding stock options	5,138,770
Reserved for convertible senior notes	37,113,059
Total shares of common stock reserved for future issuance	51,857,868
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2023, 172,510 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Curriculum and teaching	$40	$47
Servicing and support	3,277	4,359
Technology and content development	1,657	3,862
Marketing and sales	1,154	2,126
General and administrative	8,435	14,030
Total stock-based compensation expense	$14,563	$24,424

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2022	4,739,861	$14.24
Granted	3,604,276	6.76
Vested	(809,247)	17.02
Forfeited	(110,553)	17.90
Outstanding balance as of March 31, 2023	7,424,337	$10.25
The total fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was $5.2 million and $8.6 million, respectively. The total compensation expense related to the unvested RSUs not yet recognized as of March 31, 2023 was $55.9 million, and will be recognized over a weighted-average period of approximately 2.3 years.
Performance Restricted Stock Units
The 2014 Plan provides for the issuance of performance restricted stock units (“PRSUs”) to eligible participants. PRSUs generally include both service conditions and market conditions related to total shareholder return targets relative to that of companies comprising the Russell 3000 Index and/or conditions based on the Company’s internal financial performance achieving predetermined targets. The terms of the performance restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee thereof.
During the first quarter of 2023, as part of its annual equity award cycle, the Company awarded 1.4 million PRSUs with an aggregate intrinsic value of $12.2 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 150% to 0% of the granted quantities. For the first performance period, which began on January 1, 2023 and ends on December 31, 2023, the quantity of units eligible to be earned ranges from 130% to 0% depending on the achievement of internal financial performance-based targets, which are established annually. Additionally, the actual number of PRSUs earned may be adjusted upward or downward by 20% based upon the Company’s total shareholder return (“TSR”) performance compared to the Russell 3000 Index’s TSR performance over the same period. If the Company’s absolute TSR is negative, the TSR multiplier cannot exceed 0% and the achievement percentage based up on the internal financial performance-based targets is capped at 125%. The grant date fair value of the PRSUs granted in the first quarter of 2023 includes the fair value of the TSR-performance component of the award, which was determined using a Monte Carlo valuation model, and was $0.39 per share.
The following tables present a summary of (i) for the three months ended March 31, 2023, the assumptions used for estimating the fair value of the TSR-performance component of the PRSUs, (ii) for the three months ended March 31, 2022, the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (iii) the Company’s PRSU activity for the period indicated. As of March 31, 2023 and December 31, 2022, there were 1.4 million and 1.0 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of March 31, 2023 and December 31, 2022, and have been excluded from the tables below.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three Months Ended March 31, 2023

Risk-free interest rate	4.68%
Expected term (years)	1.00
Expected volatility	108%
Dividend yield	0%
Weighted-average grant date fair value of the TSR-performance component	$0.39

Three Months Ended March 31, 2022

Risk-free interest rate	0.39% – 1.88%
Expected term (years)	1.00 – 3.00
Expected volatility	49% – 97%
Dividend yield	0%
Weighted-average grant date fair value per share	$18.67

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2022	1,651,864	$22.74
Granted	1,176,077	9.55
Vested	—	—
Forfeited	(646,239)	20.53
Outstanding balance as of March 31, 2023	2,181,702	$16.01
The total compensation expense related to the unvested PRSUs not yet recognized as of March 31, 2023 was $16.2 million, and will be recognized over a weighted-average period of approximately 1.7 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over a three- or four-year period.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented.

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Risk-free interest rate	3.6%	1.9%
Expected term (years)	5.69	5.72
Expected volatility	87%	75%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$4.93	$6.99

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2022	5,195,538	$25.28	5.88	$78
Granted	66,910	6.76	9.99
Exercised	(17,166)	6.38	0.69
Forfeited	(82,205)	11.10
Expired	(24,307)	11.74
Outstanding balance as of March 31, 2023	5,138,770	25.40	5.63	182
Exercisable as of March 31, 2023	3,393,182	$31.66	3.98	$146
The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $3.2 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of March 31, 2023 was $12.5 million, and will be recognized over a weighted-average period of approximately 1.9 years.
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

	Three Months Ended March 31,
	2023	2022

Stock options	5,138,770	6,061,129
Restricted stock units	7,424,337	5,711,313
Performance restricted stock units	2,181,702	2,547,247
Shares related to convertible senior notes	29,776,706	13,443,374
Total antidilutive securities	44,521,515	27,763,063
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

Numerator (in thousands):
Net loss	$(54,062)	$(125,780)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	79,310,434	76,271,855
Net loss per share, basic and diluted	$(0.68)	$(1.65)

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
Significant Customers
For the three months ended March 31, 2023 and March 31, 2022, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of March 31, 2023, no university clients in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance. As of December 31, 2022, one university client in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $7.3 million, or approximately 12% of the Company’s consolidated accounts receivable, net balance.
Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$140,480	$154,167
Alternative Credential Segment	98,024	99,162
Total revenue	$238,504	$253,329

Segment profitability**
Degree Program Segment	$47,204	$35,818
Alternative Credential Segment	(17,013)	(23,538)
Total segment profitability	$30,191	$12,280

Segment profitability margin***
Degree Program Segment	33.6%	23.2%
Alternative Credential Segment	(17.4)	(23.7)
Total segment profitability margin	12.7%	4.8%

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three months ended March 31, 2023 and 2022.
**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, debt modification expense and losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net loss	$(54,062)	$(125,780)
Adjustments:
Stock-based compensation expense	14,563	24,424
Other (income) expense, net	(607)	1,030
Net interest expense	17,592	13,633
Income tax expense (benefit)	113	(251)
Depreciation and amortization expense	30,020	34,415
Impairment charges	—	58,782
Debt modification expense and loss on debt extinguishment	16,735	—
Restructuring charges	4,875	787
Other*	962	5,240
Total adjustments	84,253	138,060
Total segment profitability	$30,191	$12,280

*
Includes (i) transaction and integration expense of $0.1 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, and (ii) stockholder activism and litigation-related expense of $0.8 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	March 31, 2023	December 31, 2022

	(in thousands)
Total assets
Degree Program Segment	$403,932	$459,252
Alternative Credential Segment	1,321,263	1,351,607
Total assets	$1,725,195	$1,810,859

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $30.7 million and $28.2 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of March 31, 2023 and December 31, 2022 totaled approximately $4.3 million and $4.5 million, respectively.
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

	March 31, 2023	December 31, 2022

	(in thousands)
Degree Program Segment accounts receivable	$19,959	$20,612
Degree Program Segment unbilled revenue	16,467	8,496
Alternative Credential Segment accounts receivable	43,858	51,360
Total	80,284	80,468
Less: Provision for credit losses	(7,469)	(17,642)
Trade accounts receivable, net	$72,815	$62,826
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$17,642
Current period provision	1,311
Amounts written off	(11,493)
Foreign currency translation adjustments	9
Balance as of March 31, 2023	$7,469
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2023	December 31, 2022

	(in thousands)
Other receivables, amortized cost	$51,253	$52,180
Less: Provision for credit losses	(4,765)	(3,579)
Other receivables, net	$46,488	$48,601
Other receivables, net, current	$31,763	$33,813
Other receivables, net, non-current	$14,725	$14,788
The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$3,579
Current period provision	1,186
Balance as of March 31, 2023	$4,765
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of March 31, 2023, 82% of other receivables, net due under extended payment plans were current.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	March 31, 2023
	Year of Origination
	2023	2022	2021	2020	2019 & Prior	Total

	(in thousands)
Credit Quality Tier
High	$7,206	$9,922	$1,420	$839	$367	$19,754
Mid	5,481	9,078	2,299	1,794	1,274	19,926
Low	2,201	4,072	2,054	1,807	1,439	11,573
Total	$14,888	$23,072	$5,773	$4,440	$3,080	$51,253

	December 31, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$15,737	$2,285	$48	$18	$115	$18,203
Mid	14,005	3,773	1,239	1,363	392	20,772
Low	6,160	3,099	1,677	1,939	330	13,205
Total	$35,902	$9,157	$2,964	$3,320	$837	$52,180
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

	March 31, 2023	December 31, 2022

	(in thousands)
Degree Program Segment deferred revenue	$21,939	$1,245
Alternative Credential Segment deferred revenue	93,018	88,916
Total contract liabilities	$114,957	$90,161
For the Degree Program Segment, during the three months ended March 31, 2023 and 2022 the Company recognized $1.1 million and $1.4 million of revenue related to its deferred revenue balances that existed at the end of each preceding year.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

For the Alternative Credential Segment, during the three months ended March 31, 2023 and 2022 the Company recognized $54.9 million and $50.1 million of revenue related to its deferred revenue balances that existed at the end of each preceding year.
Contract Acquisition Costs
The Degree Program Segment had $0.6 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. For each of the three months ended March 31, 2023 and 2022, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
14.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $13.9 million and $9.6 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s accrued but unpaid capital expenditures were $1.0 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15.    Subsequent Event
Subsequent to March 31, 2023, the Company’s market capitalization has declined significantly. Management is evaluating and will continue to evaluate whether this decline represents a triggering event for assessing the goodwill and indefinite-lived intangible asset balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and our other filings with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Unless the context otherwise requires, all references to “we,” “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2023.
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale. We provide 76 million people worldwide with access to world-class education in partnership with more than 250 top-ranked global universities and other leading organizations. Through edX, our education consumer marketplace, we offer more than 4,200 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
Our offerings cover a wide range of topics including technology, business, healthcare, science, education, social work, and sustainability. Many of the offerings are stackable, providing learners with an affordable pathway to achieve both short-term and long-term professional and educational goals. Our platform provides clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education without the barriers of cost or location.
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

January 2023 Debt Refinancing
In January 2023, we entered into an agreement to amend our First Amended Term Loan Agreement to, among other things, extend the maturity date from December 2024 to December 2026. In connection with amending the terms and extending the maturities under the First Amended Term Loan Agreement, we issued the 2030 Notes with an aggregate principal amount of $147.0 million. We used cash on hand and the $127.1 million of net proceeds from the 2030 Notes to reduce the outstanding principal amount of secured debt under our term loan facilities from $567 million to $380 million. As part of the refinancing transaction, in addition to extending the maturity date, the lenders provided us with a senior secured first lien revolving loan facility in the principal amount of $40 million. In connection with this refinancing event, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense. Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt.
2022 Strategic Realignment Plan
During the second quarter of 2022, we accelerated our planned transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, we simplified our executive structure, reduced employee headcount, rationalized our real estate footprint and implemented steps to optimize marketing spend. Implementation of the 2022 Strategic Realignment Plan has resulted in improved profitability, and we expect it will lead to further profitability improvements going forward.
Our Business Model and Components of Operating Results
The key elements of our business model and components of our operating results are described below.
Revenue Drivers
In our Degree Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. Our contracts generally have 10 to 15 year terms, do not include termination rights for convenience, and may provide for make-whole fees for technology and services provided prior to the contract end date. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our executive education programs, boot camps, and premium online open courses. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.
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
Debt modification expense and loss on debt extinguishment
Debt modification expense and loss on debt extinguishment consists of amounts recorded related to the refinancing of certain of our debt obligations.
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

Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended March 31, 2023 and 2022
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended March 31,
	2023		2022		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$238,504	100.0%	$253,329	100.0%	$(14,825)	(5.9)%
Costs and expenses
Curriculum and teaching	32,840	13.8	33,230	13.1	(390)	(1.2)
Servicing and support	36,109	15.1	39,624	15.6	(3,515)	(8.9)
Technology and content development	45,484	19.1	51,057	20.2	(5,573)	(10.9)
Marketing and sales	100,175	42.0	130,982	51.7	(30,807)	(23.5)
General and administrative	39,250	16.5	50,235	19.8	(10,985)	(21.9)
Restructuring charges	4,875	2.0	787	0.3	4,088	519.7
Impairment charges	—	—	58,782	23.2	(58,782)	*
Total costs and expenses	258,733	108.5	364,697	143.9	(105,964)	(29.1)
Loss from operations	(20,229)	(8.5)	(111,368)	(43.9)	91,139	(81.8)
Interest income	365	0.2	257	0.1	108	42.3
Interest expense	(17,957)	(7.5)	(13,890)	(5.5)	(4,067)	29.3
Debt modification expense and loss on debt extinguishment	(16,735)	(7.0)	—	—	(16,735)	*
Other income (expense), net	607	0.3	(1,030)	(0.4)	1,637	(158.9)
Loss before income taxes	(53,949)	(22.5)	(126,031)	(49.7)	72,082	(57.2)
Income tax (expense) benefit	(113)	0.0	251	0.1	(364)	(144.8)
Net loss	$(54,062)	(22.5)%	$(125,780)	(49.6)%	$71,718	(57.0)%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended March 31, 2023 decreased $14.8 million, or 5.9%, to $238.5 million as compared to $253.3 million in 2022.
Revenue from our Degree Program Segment decreased $13.7 million, or 8.9%. Full course equivalent (“FCE”) enrollments decreased by 7,118, or 11.4%, and average revenue per FCE enrollment increased from $2,462 to $2,532, or 2.8%.
Revenue from our Alternative Credential Segment decreased $1.1 million, or 1.1%. FCE enrollments decreased by 674, or 3.0%, and average revenue per FCE enrollment increased from 4,012 to 4,193, or 4.5%.
Curriculum and Teaching. Curriculum and teaching expense for the three months ended March 31, 2023 was $32.8 million, which was comparable to the three months ended March 31, 2022.
Servicing and Support. Servicing and support expense decreased $3.5 million, or 8.9%, to $36.1 million as compared to $39.6 million in 2022. This decrease was primarily due to a decrease in personnel and personnel-related expense.
Technology and Content Development. Technology and content development expense decreased $5.6 million, or 10.9%, to $45.5 million as compared to $51.1 million in 2022. This decrease was primarily due to a $3.9 million decrease in personnel and personnel-related expense and a $1.0 million decrease in depreciation and amortization expense.
Marketing and Sales. Marketing and sales expense decreased $30.8 million, or 23.5%, to $100.2 million as compared to $131.0 million in 2022. This decrease was primarily due to a $21.9 million decrease in marketing expense from the implementation of a more efficient marketing framework in connection with the 2022 Strategic Realignment Plan, a $6.1 million decrease in personnel and personnel-related expense, and a $3.6 million decrease in depreciation and amortization expense.
General and Administrative. General and administrative expense decreased $11.0 million, or 21.9%, to $39.3 million as compared to $50.2 million in 2022. This decrease was primarily due to a $6.3 million decrease in personnel and personnel-related expense, a $2.2 million decrease in transaction and integration expense, and a $2.0 million decrease in certain litigation-related expense.
Impairment Charges. In the first quarter of 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively.
Restructuring Charges. Restructuring charges increased $4.1 million, or 519.7%, to $4.9 million as compared to $0.8 million in 2022. Restructuring charges for the three months ended March 31, 2023 include $2.9 million in lease and facility exit costs and $1.2 million in severance and severance-related expense, each in connection with the 2022 Strategic Realignment Plan. Restructuring charges for the three months ended March 31, 2022 include $0.5 million in lease and facility exit costs and $0.3 million in severance and severance-related costs.
Net Interest Income (Expense). Net interest expense increased $4.0 million, or 29.0%, to $17.6 million as compared to $13.6 million in 2022. This increase was primarily due to a $2.2 million increase in interest expense incurred under our Second Amended Credit Agreement. In addition, during the three months ended March 31, 2023, we incurred $2.0 million in interest expense related to the 2030 Notes that were issued in January 2023.
Debt modification expense and loss on debt extinguishment. During the three months ended March 31, 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense related to the refinancing of the Second Amended Credit Agreement.
Other Income (Expense), Net. Other income, net was $0.6 million for the three months ended March 31, 2023, as compared to other expense, net of $1.0 million for the three months ended March 31, 2022. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended March 31, 2023, we recognized income tax expense of $0.1 million, and our effective tax rate was less than 1%. For the three months ended March 31, 2022, we recognized an income tax benefit of $0.3 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, debt modification expense and losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. Total segment profitability is a non-GAAP measure when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net loss	$(54,062)	$(125,780)
Adjustments:
Stock-based compensation expense	14,563	24,424
Other (income) expense, net	(607)	1,030
Net interest expense	17,592	13,633
Income tax expense (benefit)	113	(251)
Depreciation and amortization expense	30,020	34,415
Debt modification expense and loss on debt extinguishment	16,735	—
Impairment charges	—	58,782
Restructuring charges	4,875	787
Other*	962	5,240
Total adjustments	84,253	138,060
Total segment profitability	$30,191	$12,280

*
Includes (i) transaction and integration expense of $0.1 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, and (ii) stockholder activism and litigation-related expense of $0.8 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

Three Months Ended March 31, 2023 and 2022
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$140,480	$154,167	$(13,687)	(8.9)%
Alternative Credential Segment	98,024	99,162	(1,138)	(1.1)
Total revenue	$238,504	$253,329	$(14,825)	(5.9)%

Segment profitability
Degree Program Segment	$47,204	$35,818	$11,386	31.8%
Alternative Credential Segment	(17,013)	(23,538)	6,525	27.7
Total segment profitability	$30,191	$12,280	$17,911	145.8%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended March 31, 2023 and 2022.
Degree Program Segment profitability increased $11.4 million, or 31.8%, to $47.2 million as compared to $35.8 million in 2022. This increase was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan.
Alternative Credential Segment profitability increased $6.5 million, or 27.7%, to $(17.0) million as compared to $(23.5) million in 2022. This increase was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan.
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $94.2 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the 2025 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the 2025 Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2025 Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted 2025 Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the 2025 Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of March 31, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and we have the right under the Indenture to determine the method of settlement at the time of conversion, and the 2025 Notes, therefore, are classified as a non-current on the condensed consolidated balance sheets.

In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (“the Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “2021 Term Loan Facilities”), which had an initial maturity date of December 28, 2024. Loans under this facility, which was amended in January 2023 as described below, bore interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. We used the proceeds of the Term Loan Facilities to fund a portion of the edX Acquisition and to pay related costs, fees and expenses. On November 4, 2021, we entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facilities”) primarily to provide for an incremental facility to us in an original principal amount of $100 million. The proceeds of the Amended Term Loan Facilities may be used for general corporate purposes.
In January 2023, we entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, (the “Second Amended Credit Agreement”), which amended the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Credit Agreement from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of our 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility in the principal amount of $40 million. The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). Loans under the Credit Agreement will bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans.
In January 2023, we consummated the issuance of the notes (“the 2030 Notes”) in an aggregate principal amount of $147.0 million in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2030 Notes are governed by an indenture (“the 2030 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by us or converted. At any time from, and after January 11, 2023, the 2030 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. The net proceeds from the issuance of the 2030 Notes were $127.1 million. We used the proceeds from the offering of the 2030 Notes, along with cash on our balance sheet, to repay a portion of the amounts outstanding under the Second Amended Term Loan Facility. We have the right under the 2030 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2030 Notes are classified as non-current on the condensed consolidated balance sheets.
Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt.
We have financed our operations primarily through payments from university clients and students for our technology and services, the borrowings under our Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and public and private equity financings. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Second Amended Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. The implementation of the 2022 Strategic Realignment Plan has resulted in improved profitability and we expect this will lead to further profitability improvements going forward. We believe these profitability improvements will be further aided by our long-term revenue contracts. Our ability to support our cash requirements in the long term will depend on many factors, including our ability to realize the anticipated benefits of the 2022 Strategic Realignment Plan and our ability to obtain equity or debt financing on reasonable terms. We regularly evaluate our liquidity position, debt obligations, maturity schedule and anticipated cash needs, and may consider capital raising, refinancing and other market opportunities that may be available to us to optimize our balance sheet.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the three months ended March 31, 2023 and 2022, our capital asset additions were $12.8 million and $22.2 million, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Three Months Ended March 31,
	2023	2022

Net cash provided by (used in) operating activities	$27,478	$(66)
Net cash used in investing activities	(11,808)	(14,296)
Net cash used in financing activities	(89,463)	(1,914)
Effect of exchange rate changes on cash	501	(36)
Net decrease in cash, cash equivalents and restricted cash	$(73,292)	$(16,312)
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
The following sections set forth the components of our $27.5 million of cash provided by operating activities during the three months ended March 31, 2023.
Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the three months ended March 31, 2023 (in thousands):

Net loss	$(54,062)
Non-cash interest expense	3,532
Depreciation and amortization expense	30,020
Stock-based compensation expense	14,563
Non-cash lease expense	4,457
Provision for credit losses	2,497
Loss on debt extinguishment	12,123
Other	(598)
Net income (adjusted for non-cash charges)	$12,532

Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash provided by changes in operating assets and liabilities during the three months ended March 31, 2023 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(10,508)
Cash used in prepaid expenses, other assets, and other liabilities, net	(10,378)
Cash provided by accounts payable and accrued expenses	11,158
Cash provided by deferred revenue	24,674
Net cash provided by changes in operating assets and liabilities	$14,946
From December 31, 2022 to March 31, 2023:
•Accounts receivable, net and other receivables, net increased $10.5 million and deferred revenue increased $24.7 million. These increases were primarily due to the timing of our Degree Program Segment clients’ academic terms.
•Accounts payable and accrued expenses increased $11.2 million, primarily due to a higher accrual for marketing expense.
•Other liabilities decreased $9.2 million, primarily due to a decrease in our lease liability and payments made to university clients in certain of our alternative credential offerings.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the three months ended March 31, 2023, net cash used in investing activities was $11.8 million. This use of cash was driven by cash outflows of $10.6 million for the addition of amortizable intangible assets and $1.2 million for purchases of property and equipment.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units, and cash proceeds from the exercise of stock options.
During the three months ended March 31, 2023, net cash used in financing activities was $89.5 million. This use of cash was driven by net cash outflows of $90.4 million under the Second Amended Credit Agreement and the 2030 Notes and $0.4 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by $1.3 million from cash proceeds received from employee stock purchase plan share purchases and the exercise of stock options.
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
Goodwill
We test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. Within the Degree Program Segment, we have one reporting unit, the Degree Program reporting unit. Within the Alternative Credential Segment, we have three reporting units, the Executive Education reporting unit, the Boot Camp reporting unit, and the Open Courses reporting unit.
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
For the interim impairment assessment performed as of March 1, 2022, we determined the carrying value of our Open Courses reporting unit and the carrying value of our indefinite-lived intangible asset, both within the Alternative Credential Segment, exceeded their respective estimated fair value. As a result, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. These charges are included within operating expense on our condensed consolidated statements of operations. The estimated fair values of the remaining reporting units exceeded their respective carrying values by approximately 10% or more.
For the interim impairment assessment performed as of September 30, 2022, we determined the carrying values of two of the reporting units within our Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended September 30, 2022, we recorded impairment charges of $50.2 million to goodwill, of which $43.0 million related to the Open Courses reporting unit and $7.2 million related to the Executive Education reporting unit. In addition, during three months ended September 30, 2022, we recorded impairment charges of $29.3 million to the indefinite-lived intangible asset within our Alternative Credential Segment. These charges are included within operating expense on our condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result. For the Open Courses reporting unit, which had a goodwill balance of $97.2 million as of March 31, 2023, we recorded goodwill impairment charges of $28.8 million and $43.0 million in the first and third quarter of 2022, respectively. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $40.3 million decrease or a $53.5 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $27.6 million decrease or a $36.6 million increase to the estimated fair value of the reporting unit, respectively.
For the Executive Education reporting unit, which had a goodwill balance of $57.0 million as of March 31, 2023, we recorded goodwill impairment charges of $7.2 million in the third quarter of 2022. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $5.2 million decrease or a $6.7 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $3.1 million decrease or a $3.9 million increase to the estimated fair value of the reporting unit, respectively.
Other than the reporting units impaired in the third quarter of 2022, based on the qualitative assessment performed as of October 1, 2022, the date of the annual goodwill impairment assessment, the Company had no reporting units whose estimated fair value exceeded their carrying value by less than 10%. The Degree Program reporting unit and the Boot Camp reporting unit had goodwill balances of $192.5 million and $385.7 million, respectively, as of March 31, 2023. It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
For the indefinite-lived intangible asset within the Alternative Credential Segment, we recorded impairment charges of $29.3 million and $30.0 million in the first and third quarter of 2022, respectively. For the impairment analysis performed as of September 30, 2022, a 1% increase or decrease to the discount rate, in isolation, would result in a $51.6 million decrease or a $66.3 million increase to the estimated fair value of the reporting unit, respectively.
As of March 31, 2023 and December 31, 2022, the goodwill balance was $732.3 million and $734.6 million, respectively, and the indefinite-lived intangible asset balance was $195.7 million and $195.7 million, respectively. Subsequent to March 31, 2023, our market capitalization has declined significantly. We are evaluating and will continue to evaluate whether this decline represents a triggering event for assessing the goodwill and indefinite-lived intangible asset balances.
Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding goodwill and our indefinite-lived intangible asset.
Other Indefinite-lived Intangible Assets
Our indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name. As of both March 31, 2023 and December 31, 2022, the indefinite-lived intangible asset balance was $195.7 million. Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our indefinite-lived intangible asset.
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

	Three Months Ended March 31,
	2023	2022

Degree Program Segment
FCE enrollments	55,491	62,609
Average revenue per FCE enrollment	$2,532	$2,462
Alternative Credential Segment*
FCE enrollments	21,990	22,664
Average revenue per FCE enrollment	$4,193	$4,012

*
FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $5.8 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively.

Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt modification and extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period.
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

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net loss	$(54,062)	$(125,780)
Adjustments:
Stock-based compensation expense	14,563	24,424
Other (income) expense, net	(607)	1,030
Net interest expense	17,592	13,633
Income tax expense (benefit)	113	(251)
Depreciation and amortization expense	30,020	34,415
Debt modification expense and loss on debt extinguishment	16,735	—
Impairment charges	—	58,782
Restructuring charges	4,875	787
Other*	962	5,240
Total adjustments	84,253	138,060
Adjusted EBITDA	$30,191	$12,280

*
Includes (i) transaction and integration expense of $0.1 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, and (ii) stockholder activism and litigation-related expense of $0.8 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 21, 2023.
Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement will bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. As of March 31, 2023, borrowings under our Second Amended Credit Agreement were $379.1 million. A hypothetical increase in interest rates by 100 basis points would not have a material impact on our financial position.
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
For the three months ended March 31, 2023 and 2022, our foreign currency translation adjustment was a loss of $3.3 million and a gain of $7.3 million, respectively.
For the three months ended March 31, 2023 and 2022, we recognized a foreign currency exchange gain of $0.6 million and a loss of $1.3 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended March 31, 2023 was 12% and 10% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended March 31, 2022 was 11% and 5% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the three months ended March 31, 2023 and 2022, however, our business could be affected by inflation in the future. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
The risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 21, 2023, remain current in all material respects. These risks do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	June 10, 2022

4.1	Indenture, dated as of January 11, 2023, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	January 13, 2023

4.2	Form of 4.50% Senior Unsecured Convertible Notes due 2030 (included as Exhibit A to Exhibit 4.1).	8-K	001-36376	4.2	January 13, 2023

10.1†*	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.					X

10.2*	Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guarantee Agreement.	8-K	001-36376	10.1	January 9, 2023

10.3*	Purchase Agreement, dated January 9, 2023, by and among 2U, Inc. and entities affiliated with Greenvale Capital LLP.	8-K	001-36376	10.2	January 9, 2023

10.4*	Purchase Agreement, dated January 9, 2023, by and among 2U, Inc. and The Berg Family Trust.	8-K	001-36376	10.3	January 9, 2023

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

April 28, 2023	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

April 28, 2023	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer