Form 10-Q
period 2023-06-30
2U, Inc.
filed 2023-08-08
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of August 4, 2023, there were 81,419,968 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$53,301	$167,518
Restricted cash	13,398	15,060
Accounts receivable, net	87,347	62,826
Other receivables, net	29,685	33,813
Prepaid expenses and other assets	42,131	43,090
Total current assets	225,862	322,307
Other receivables, net, non-current	16,369	14,788
Property and equipment, net	42,691	45,855
Right-of-use assets	67,501	72,361
Goodwill	712,858	734,620
Intangible assets, net	403,440	549,755
Other assets, non-current	69,696	71,173
Total assets	$1,538,417	$1,810,859
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$122,010	$110,020
Deferred revenue	107,189	90,161
Lease liability	14,735	13,909
Accrued restructuring liability	2,424	6,692
Other current liabilities	49,477	58,210
Total current liabilities	295,835	278,992
Long-term debt	856,399	928,564
Deferred tax liabilities, net	315	282
Lease liability, non-current	90,404	99,709
Other liabilities, non-current	1,946	1,796
Total liabilities	1,244,899	1,309,343
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 80,957,654 shares issued and outstanding as of June 30, 2023; 78,334,666 shares issued and outstanding as of December 31, 2022	81	78
Additional paid-in capital	1,727,874	1,700,855
Accumulated deficit	(1,407,688)	(1,179,972)
Accumulated other comprehensive loss	(26,749)	(19,445)
Total stockholders’ equity	293,518	501,516
Total liabilities and stockholders’ equity	$1,538,417	$1,810,859
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Revenue	$222,089	$241,464	$460,593		$494,793
Costs and expenses
Curriculum and teaching	34,102	32,145	66,942		65,375
Servicing and support	33,585	37,061	69,694		76,685
Technology and content development	44,250	45,616	89,734		96,673
Marketing and sales	95,882	116,350	196,057		247,332
General and administrative	32,657	41,523	71,907		91,758
Restructuring charges	3,622	16,753	8,497		17,540
Impairment charges	134,117	—	134,117		58,782
Total costs and expenses	378,215	289,448	636,948		654,145
Loss from operations	(156,126)	(47,984)	(176,355)	0	(159,352)
Interest income	371	241	736		498
Interest expense	(17,916)	(13,906)	(35,873)		(27,796)
Debt modification expense and loss on debt extinguishment	—	—	(16,735)		—
Other income (expense), net	227	(1,367)	834		(2,397)
Loss before income taxes	(173,444)	(63,016)	(227,393)		(189,047)
Income tax (expense) benefit	(210)	164	(323)		415
Net loss	$(173,654)	$(62,852)	$(227,716)		$(188,632)
Net loss per share, basic and diluted	$(2.16)	$(0.82)	$(2.85)		$(2.46)
Weighted-average shares of common stock outstanding, basic and diluted	80,560,755	77,059,157	79,939,048		76,667,681
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(4,001)	(7,674)	(7,304)		(345)
Comprehensive loss	$(177,655)	$(70,526)	$(235,020)		$(188,977)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	78,334,666	$78	$1,700,855	$(1,179,972)	$(19,445)	$501,516
Issuance of common stock in connection with employee stock purchase plan	207,160	1	1,176	—	—	1,177
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,047,765	1	(362)	—	—	(361)
Exercise of stock options	17,166	—	110	—	—	110
Stock-based compensation expense	—	—	14,563	—	—	14,563
Net loss	—	—	—	(54,062)	—	(54,062)
Foreign currency translation adjustment	—	—	—	—	(3,303)	(3,303)
Balance, March 31, 2023	79,606,757	80	1,716,342	(1,234,034)	(22,748)	459,640
Issuance of common stock in connection with employee stock purchase plan	255,169	—	925	—	—	925
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,095,728	1	(376)	—	—	(375)
Stock-based compensation expense	—	—	10,983	—	—	10,983
Net loss	—	—	—	(173,654)	—	(173,654)
Foreign currency translation adjustment	—	—	—	—	(4,001)	(4,001)
Balance, June 30, 2023	80,957,654	$81	$1,727,874	$(1,407,688)	$(26,749)	$293,518

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	75,754,663	$76	$1,735,628	$(890,638)	$(15,911)	$829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	577,416	1	(920)	—	—	(919)
Exercise of stock options	284,455	—	875	—	—	875
Stock-based compensation expense	—	—	24,424	—	—	24,424
Net loss	—	—	—	(125,780)	—	(125,780)
Foreign currency translation adjustment	—	—	—	—	7,329	7,329
Balance, March 31, 2022	76,616,534	77	1,645,456	(983,601)	(8,582)	653,350
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	464,984	—	(822)	—	—	(822)
Exercise of stock options	2,278	—	17	—	—	17
Issuance of common stock in connection with employee stock purchase plan	136,039	—	1,282	—	—	1,282
Stock-based compensation expense	—	—	22,349	—	—	22,349
Net loss	—	—	—	(62,852)	—	(62,852)
Foreign currency translation adjustment	—	—	—	—	(7,674)	(7,674)
Balance, June 30, 2022	77,219,835	$77	$1,668,282	$(1,046,453)	$(16,256)	$605,650

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(227,716)	$(188,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense	6,818	5,664
Depreciation and amortization expense	57,348	65,757
Stock-based compensation expense	25,546	46,773
Non-cash lease expense	8,804	11,405
Restructuring charges	(13)	—
Impairment charges	134,117	58,782
Provision for credit losses	4,245	4,610
Loss on debt extinguishment	12,123	—
Other	(787)	2,920
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(26,968)	(6,632)
Other receivables, net	723	(2,790)
Prepaid expenses and other assets	4,358	2,585
Accounts payable and accrued expenses	5,014	3,484
Deferred revenue	16,736	45,549
Other liabilities, net	(19,166)	(20,831)
Net cash provided by operating activities	1,182	28,644
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	5,010
Additions of amortizable intangible assets	(23,027)	(34,854)
Purchases of property and equipment	(2,105)	(5,218)
Advances made to university clients	—	(310)
Advances repaid by university clients	100	200
Other	—	(7)
Net cash used in investing activities	(25,032)	(35,179)
Cash flows from financing activities
Proceeds from debt	269,223	385
Payments on debt	(352,533)	(3,793)
Prepayment premium on extinguishment of senior secured term loan facility	(5,666)	—
Payment of debt issuance costs	(4,411)	—
Tax withholding payments associated with settlement of restricted stock units	(736)	(1,741)
Proceeds from exercise of stock options	110	892
Proceeds from employee stock purchase plan share purchases	2,102	1,282
Net cash used in financing activities	(91,911)	(2,975)
Effect of exchange rate changes on cash	(118)	(2,614)
Net decrease in cash, cash equivalents and restricted cash	(115,879)	(12,124)
Cash, cash equivalents and restricted cash, beginning of period	182,578	249,909
Cash, cash equivalents and restricted cash, end of period	$66,699	$237,785
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
The Company provides 78 million people worldwide with access to world-class education in partnership with 250 top-ranked global universities and other leading organizations. Through edX, its education consumer marketplace, the Company offers more than 4,300 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2023 and 2022 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of June 30, 2023 and December 31, 2022. Refer to Note 8 for more information regarding the Company’s convertible senior notes.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the second quarter of 2023, the Company completed the update of its internal financial reporting structure to better align with the executive structure following the 2022 Strategic Realignment. As a result of this update, the Company’s three reporting units within the Alternative Credential Segment (Executive Education, Boot Camp, and Open Courses) were combined into a single reporting unit (Alternative Credential). The Degree Program Segment continues to have one reporting unit (Degree Program). The Company performed impairment assessments before and after the change in reporting units. Refer to the Interim Impairment Assessments section below for further information regarding the results of these assessments.
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
The Company determines the fair value of a reporting unit by utilizing a weighted combination of income-based and market-based approaches.
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
During the second quarter of 2023, the Company experienced a significant decline in its market capitalization, which management deemed to be a triggering event related to the Company’s goodwill and indefinite-lived intangible asset. In addition, as a result of the change in the Company’s reporting units in the second quarter of 2023, the Company performed interim impairment assessments before and after the change in reporting units. The Company performed these interim impairment assessments as of May 1, 2023.
For each of the interim impairment assessments, the Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and an income-based approach to determine the fair value of its long-lived intangible asset. Key assumptions used in the income-based approach included discount rates, terminal growth rates, royalty rates, and forecasts of revenue and margins based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section above. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
For the interim impairment assessment performed as of March 1, 2022, management determined the carrying value of the Open Courses reporting unit and the carrying value of an indefinite-lived intangible asset, both within the Alternative

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
For the interim impairment assessment performed as of May 1, 2023, before the change in reporting units, management determined the carrying value of the Open Courses reporting unit and the carrying value of an indefinite-lived intangible asset, both within the Alternative Credential Segment, exceeded their respective estimated fair value. As a result, during the three months ended June 30, 2023, the Company recorded impairment charges of $16.7 million to goodwill, all of which related to the Open Courses reporting unit, and $117.4 million to the indefinite-lived intangible asset. These charges are included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
For the interim impairment assessment performed as of May 1, 2023, after the change in reporting units, management determined it was not more likely than not that the fair values of the Degree Program reporting unit and the Alternative Credential reporting unit were less than their respective carrying amounts. As such, the Company concluded that the goodwill relating to those reporting units was not impaired and further quantitative impairment assessment was not necessary.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	Balance as of December 31, 2022	Impairment Charges*	Foreign Currency Translation Adjustments	Balance as of June 30, 2023

	(in thousands)
Degree Program Segment
Gross goodwill	$192,459	$—	$—	$192,459
Accumulated impairments	—	—	—	—
Net goodwill	192,459	—	—	192,459

Alternative Credential Segment
Gross goodwill	$691,531	$—	$(5,045)	$686,486
Accumulated impairments	(149,370)	(16,717)	—	(166,087)
Net goodwill	542,161	(16,717)	(5,045)	520,399

Total
Gross goodwill	$883,990	$—	$(5,045)	$878,945
Accumulated impairments	(149,370)	(16,717)	—	(166,087)
Net goodwill	$734,620	$(16,717)	$(5,045)	$712,858

*	Refer to Note 2 for further information about the impairment charges recorded during the second quarter of 2023.
The following tables present the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		June 30, 2023			December 31, 2022
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Definite-lived intangible assets
Capitalized technology	3-5	$240,943	$(149,270)	$91,673	$226,761	$(132,621)	$94,140
Capitalized content development	4-5	254,970	(184,418)	70,552	261,844	(177,154)	84,690
University client relationships	9-10	208,298	(64,895)	143,403	210,138	(55,556)	154,582
Enterprise client relationships	10	14,300	(2,323)	11,977	14,300	(1,609)	12,691
Trade names and domain names	5-10	29,743	(22,208)	7,535	29,701	(21,749)	7,952
Total definite-lived intangible assets		$748,254	$(423,114)	$325,140	$742,744	$(388,689)	$354,055

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairments*	Net Carrying Amount

	(in thousands)
Indefinite-lived intangible assets
Trade names**	$255,000	$(176,700)	$78,300	$255,000	$(59,300)	$195,700
Total indefinite-lived intangible assets	$255,000	$(176,700)	$78,300	$255,000	$(59,300)	$195,700

*
During the first and third quarter of 2022, the Company recorded impairment charges of $30.0 million and $29.3 million, respectively, related to its indefinite-lived intangible asset. During the second quarter of 2023, the Company recorded impairment charges of $117.4 million related to its indefinite-lived intangible asset. Refer to Note 2 for further information about these impairment charges.

**	The Company concluded that due to changes in facts and circumstances, the trade name, which was previously classified as indefinite-lived, is now finite-lived. In the third quarter of 2023, the Company will begin to amortize the trade name on a straight-line basis over its estimated useful life.
The amounts presented in the table above include $53.7 million and $53.9 million of in-process capitalized technology and content development as of June 30, 2023 and December 31, 2022, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $24.7 million and $28.5 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded amortization expense related to amortizable intangible assets of $51.9 million and $59.9 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of June 30, 2023.

Future Amortization Expense
(in thousands)
Remainder of 2023	$41,852
2024	71,439
2025	50,143
2026	36,209
2027	27,232
Thereafter	122,904
Total	$349,779

4.    Other Balance Sheet Details
Prepaid expenses and other assets
As of June 30, 2023 and December 31, 2022, the Company had balances of $22.7 million and $20.5 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of June 30, 2023 and December 31, 2022, the Company had balances of $11.4 million and $9.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $1.0 million and $0.6 million of such amortization for the three months ended June 30, 2023 and 2022, respectively. The Company incurred $1.8 million and $1.3 million of such amortization for the six months ended June 30, 2023 and 2022, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2023	December 31, 2022

	(in thousands)
Accrued university and instructional staff compensation	$35,861	$30,807
Accrued marketing expenses	19,847	15,988
Accrued compensation and related benefits	17,853	16,213
Accounts payable and other accrued expenses	48,449	47,012
Total accounts payable and accrued expenses	$122,010	$110,020
Other Current Liabilities
As of June 30, 2023 and December 31, 2022, the Company had balances of $9.0 million and $14.7 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represent proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

On July 6, 2023 the court entered an order preliminarily approving the settlement of these claims. The hearing to enter final approval of the settlement is currently scheduled for September 15, 2023. The settlement payment is immaterial and is being funded by the Company's insurers.
Favell, et al. v. University of Southern California and 2U, Inc. Consumer Class Action
On December 20, 2022, Plaintiffs Iola Favell, Sue Zarnowski, and Mariah Cummings filed a putative class action in the Superior Court of the State of California, County of Los Angeles, against the University of Southern California (“USC”) and the Company on behalf of “[a]ll students who were enrolled in an online graduate degree program at USC Rossier, from April 1, 2009 through April 27, 2022.” (“Favell I”) Compl. ¶ 135. Plaintiffs purported to allege violations of California’s False Advertising Law (“FAL”), Cal. Civ. Code § 17500, California’s Unfair Competition Law (“UCL”), Cal. Civ. Code § 17200, California’s Consumers Legal Remedies Act (“CLRA”), Cal. Civ. Code § 1770, as well as for unjust enrichment related to the use of USC Rossier’s rankings in certain marketing materials.

On February 3, 2023, the Company removed the case to the United States District Court for the Central District of California. Then, on March 8, 2023, the Company filed a motion to dismiss the lawsuit, arguing, among other things, that all of Plaintiffs’ allegations lacked merit and that certain claims for relief could not be brought in federal court in light of other allegations Plaintiffs had made. On March 28, 2023, before the Court could rule on that motion, Plaintiffs filed a First Amended Complaint, dropping the challenged claims for relief and instead asserting only a single cause of action under the CLRA. The First Amended Complaint is based on the same factual allegations as the original complaint but seeks declaratory relief, actual damages, incidental damages, consequential damages, compensatory damages, punitive damages, and attorneys’ fees and costs in connection with their CLRA claim.

On March 28, 2023, Plaintiffs also filed a separate class action lawsuit in the Superior Court of the State of California, County of Los Angeles, reasserting the FAL, UCL, and CLRA claims they dropped from the federal lawsuit (“Favell II”). The state court lawsuit is based on the same factual allegations as the federal lawsuit. Plaintiffs seek declaratory and injunctive relief, restitution, and attorneys’ fees and costs in connection with the claims in state court.

On April 17, 2023, the Company moved to dismiss the First Amended Complaint in Favell I in its entirety, arguing that all of Plaintiffs’ claims lack merit. On May 4, 2023, the Company removed the Favell II lawsuit from state court to the United States District Court for the Central District of California, and Plaintiffs later filed a motion to remand it back to state court. On July 6, 2023, the Court held a hearing on the Company’s motion to dismiss the First Amended Complaint in Favell I and the Plaintiffs’ motion to remand in Favell II, and issued a ruling granting the Company’s motion to dismiss with leave to amend and denying Plaintiffs’ motion to remand. On July 28, 2023, Plaintiffs filed amended complaints in both Favell I and Favell II, adding an additional plaintiff and more detailed allegations but otherwise reasserting the same claims in each case. 2U’s motions to dismiss the amended complaints are due August 31, 2023.

The Company believes that both lawsuits are without merit and intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of both matters is not presently determinable.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2U, Inc., et al. v. Cardona, et al.

On April 4, 2023, the Company filed a lawsuit on behalf of itself and its South African subsidiary, Get Educated International Proprietary Ltd., against the Department of Education and Secretary of Education Miguel Cardona. The suit challenges a Dear Colleague Letter issued by the Department that would treat the Company and other Online Program Managers (OPMs) as highly regulated “third-party servicers” for purposes of the Higher Education Act (HEA). The Company contends that the Department has exceeded its authority by seeking to expand the definition of “third-party servicer” contained in the HEA, 20 U.S.C. § 1088(c), as well as in the Department’s regulations and longstanding guidance documents. The Company also argues that the Department violated both the HEA and the Administrative Procedure Act in issuing its new understanding of third-party servicer without following required rulemaking procedures. The case is now pending in the District of D.C., under case number 1:23-cv-00925. On April 7, 2023, the Company filed a motion for a stay and preliminary injunction to block the new Dear Colleague Letter to take effect as planned on September 1, 2023. On April 11, 2023, the Department announced that it would suspend the September 1, 2023 effective date and consider changes to the Dear Colleague Letter. The Department indicated that when it finalizes an updated version of the Dear Colleague Letter, the updated version will not go into effect for at least six months, to give regulated entities sufficient time to comply. Given these developments, the Company withdrew its motion for a stay and preliminary injunction and the court stayed the litigation pending the release of the finalized Dear Colleague Letter. The Company believes that it has a meritorious claim and intends to vigorously pursue its challenge against the Department if the Department continues seeking to treat the Company as a third-party servicer. Due to the complex nature of the legal issues involved, the outcome of this matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. As of June 30, 2023, the future minimum payments due to university clients have not materially changed relative to the amounts provided in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The Company anticipates that it will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $35 million to $40 million. The Company recorded $3.2 million and $15.8 million in restructuring

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

charges related to the 2022 Strategic Realignment Plan for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $7.7 million and $15.8 million in restructuring charges related to the 2022 Strategic Realignment Plan for the six months ended June 30, 2023 and 2022, respectively. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 9 years.
The following table presents restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$—	$—	$8,772	$6,431
Lease and lease-related charges	2,129	682	—	—
Professional and other fees relating to restructuring activities	404	—	554	—
Other	13	—	—	—
	2,546	682	9,326	6,431

Other restructuring charges*	$373	$21	$926	$70
Total restructuring charges	$2,919	$703	$10,252	$6,501

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$1,231	$—	$8,772	$6,431
Lease and lease-related charges	4,272	1,441	—	—
Professional and other fees relating to restructuring activities	744	—	554	—
Other	26	—	—	—
	6,273	1,441	9,326	6,431

Other restructuring charges*	$753	$30	$1,615	$168
Total restructuring charges	$7,026	$1,471	$10,941	$6,599

*	Includes severance and severance-related costs and lease-related charges.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2022	Additional Costs	Cash Payments	Balance as of June 30, 2023

	(in thousands)
2022 Strategic Realignment Plan
Severance and severance-related costs	$5,225	$1,231	$(4,696)	$1,760
Professional and other fees relating to restructuring activities	923	825	(1,292)	456
Lease and lease-related charges	83	6,486	(6,545)	24

Other severance and severance-related costs	461	211	(488)	184
Total restructuring	$6,692	$8,753	$(13,021)	$2,424
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Operating lease expense	$4,346	$5,611	$8,803	$11,372
Short-term lease expense	35	157	69	268
Variable lease expense	1,362	1,546	3,269	3,369
Sublease income	(481)	(228)	(908)	(456)
Total lease expense	$5,262	$7,086	$11,233	$14,553

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2023, for the Company’s operating leases, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 10.7%. For the six months ended June 30, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $12.1 million and $13.1 million, respectively. There were no lease liabilities arising from obtaining right-of-use assets for the six months ended June 30, 2023. For the six months ended June 30, 2022, lease liabilities arising from obtaining right-of use assets were $1.3 million.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $3.8 million in aggregate.

June 30, 2023
(in thousands)
Remainder of 2023	$12,248
2024	24,227
2025	20,446
2026	20,997
2027	21,571
Thereafter	49,412
Total lease payments	148,901
Less: imputed interest	(43,762)
Total lease liability	$105,139
8.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2023	December 31, 2022

	(in thousands)
Term loan facilities	$378,100	$566,622
Revolving facility	—	—
Convertible senior notes	527,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	2,685	3,688
Less: unamortized debt discount and issuance costs	(49,673)	(17,666)
Total debt	861,612	936,144
Less: current portion of long-term debt	(5,213)	(7,580)
Total long-term debt	$856,399	$928,564
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2.25% convertible senior notes due 2025 (the “2025 Notes”), which had an estimated fair value of $246.6 million and $241.6 million as of June 30, 2023 and December 31, 2022, respectively, and the 4.5% convertible senior notes due 2030 (the “2030 Notes”), which had an estimated fair value of $96.1 million as of June 30, 2023. The 2030 Notes, described below, were issued in January 2023. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Term Loan Credit and Guaranty Agreement
On January 9, 2023, the Company entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”), which amended the Company’s existing term loan facilities, previously referred to as the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of the Company’s 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility to the Company in the principal amount of $40 million (the “Revolving Loan Facility”). The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the Company’s 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). As of June 30, 2023, there were no outstanding borrowings under the Revolving Loan Facility.
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
The obligations under the Second Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). The obligations under the Second Amended Credit Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a perfected security interest in all tangible and intangible assets of the Credit Parties, except for certain customary excluded assets.
The Second Amended Credit Agreement contains customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Second Amended Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Second Amended Credit Agreement contains (i) a financial covenant for the benefit of the lenders that requires the Company to maintain minimum Recurring Revenues (as defined in the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the maturity date and (ii) three financial covenants solely for the benefit of the revolving lenders, in respect of a maximum consolidated senior secured net leverage ratio, a maximum consolidated total net leverage ratio, and a minimum consolidated fixed charge coverage ratio. The Second Amended Credit Agreement also provides for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Second Amended Credit Agreement); failure of any material provision of the Second Amended Credit Agreement or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Second Amended Credit Agreement. As of both June 30, 2023 and December 31, 2022, the Company was in compliance with the covenants under the Second Amended Credit Agreement.
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
As of June 30, 2023 and December 31, 2022, the balance of unamortized debt discount and issuance costs related to the term loan under the Second Amended Credit Agreement was $25.2 million and $12.8 million, respectively. For the three months ended June 30, 2023 and 2022, the associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 14.4% and 8.0%, respectively. For the six months ended June 30, 2023 and 2022, the associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 14.1% and 8.0%, respectively. For the three and six months ended June 30, 2023 the associated interest rate for the revolving loan under the Second Amended Credit Agreement was approximately 10.6% and 10.4%, respectively. For the three months ended June 30, 2023 and 2022, the associated interest expense for these facilities was approximately $13.3 million and $11.1 million, respectively. For the six months ended June 30, 2023 and 2022, the associated interest expense for these facilities was approximately $26.5 million and $22.2 million, respectively.
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
The net carrying amount of the 2025 Notes consists of the following as of each of the dates indicated:

	June 30, 2023	December 31, 2022

	(in thousands)
Principal	$380,000	$380,000
Unamortized issuance costs	(3,854)	(4,898)
Net carrying amount	$376,146	$375,102
Issuance costs are being amortized to interest expense over the contractual term of the 2025 Notes. Subsequent to the adoption of ASU 2020-06, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the 2025 Notes for the three months ended June 30, 2023 and 2022 was $2.6 million and $2.7 million, respectively. The interest expense related to the 2025 Notes for the six months ended June 30, 2023 and 2022 was $5.3 million and $5.3 million, respectively.
Holders may convert their 2025 Notes at their option in the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, par value $0.001 per

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
As of June 30, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and the Company has the right under the 2025 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2025 Notes are classified as non-current on the condensed consolidated balance sheets.

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
The net carrying amount of the 2030 Notes consist of the following as of the date indicated:

June 30, 2023

(in thousands)
Principal	$147,000
Unamortized debt discount and issuance costs	(20,594)
Net carrying amount	$126,406

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Issuance costs are being amortized to interest expense over the contractual term of the 2030 Notes. The effective interest rate used to amortize the issuance costs was 7.6% and 7.4% for three and six months ended June 30, 2023, respectively. The interest expense related to the 2030 Notes for the three and six months ended June 30, 2023 was $2.3 million and $4.3 million, respectively.
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
Deferred Government Grant Obligations
Government grants awarded to the Company in the form of forgivable loans are recorded within long-term debt on the Company’s condensed consolidated balance sheets until all contingencies are resolved and the grants are determined to be realized. The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027 and the conditional loan agreement with the State of Maryland has a maturity date of June 30, 2028. The interest expense related to these loans for the three and six months ended June 30, 2023 and 2022 was immaterial. As of June 30, 2023 and December 31, 2022, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.7 million and $0.6 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2023, the Company has entered into standby letters of credit totaling $12.7 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.
Future Principal Payments
Future principal payments under the Amended Term Loan Facility, the Notes, and the government grants, as of the date indicated are as follows:

June 30, 2023
(in thousands)
Remainder of 2023	$1,900
2024	3,800
2025	383,800
2026	368,600
2027*	1,500
Thereafter*	149,000
Total future principal payments	$908,600

*
Amounts due in 2027 and thereafter include $1.5 million and $2.0 million, respectively, of conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.

Debt Refinancing Costs
In January 2023, the Company entered into the Second Amended Credit Agreement, which amended the Amended Term Loan Facilities. Certain investors in the Amended Term Loan Facilities participated in the Second Amended Credit Agreement and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors in the Amended Term Loan Facilities did not participate in the Second Amended Credit Agreement or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting in connection with this refinancing event, during the first quarter of 2023, the Company recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provision for the three and six months ended June 30, 2023 and 2022 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three and six months ended June 30, 2023 and 2022 was less than 1%. For the three months ended June 30, 2023, the Company’s income tax expense was $0.2 million. For the three months ended June 30, 2022, the Company’s income tax benefit was $0.2 million. For the six months ended June 30, 2023, the Company’s income tax expense was $0.3 million. For the six months ended June 30, 2022, the Company’s income tax benefit was $0.4 million.
To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10.    Stockholders’ Equity
Common Stock
As of June 30, 2023, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2023, there were 80,957,654 shares of common stock outstanding, and the Company had reserved a total of 50,543,589 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	6,384,461
Outstanding performance restricted stock units	2,153,760
Outstanding stock options	4,892,309
Reserved for convertible senior notes	37,113,059
Total shares of common stock reserved for future issuance	50,543,589
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the second quarter of 2023, shares available for purchase under the ESPP increased by 2,000,000 shares, pursuant to an amendment to the Company’s ESPP to increase the number of authorized shares available under such plan. As of June 30, 2023, 1,917,341 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Curriculum and teaching	$51	$49	$91	$96
Servicing and support	2,239	4,321	5,516	8,680
Technology and content development	1,960	2,635	3,617	6,497
Marketing and sales	1,369	1,722	2,523	3,848
General and administrative	5,364	13,622	13,799	27,652
Total stock-based compensation expense	$10,983	$22,349	$25,546	$46,773
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2022	4,739,861	$14.24
Granted	3,865,105	6.58
Vested	(1,954,263)	15.68
Forfeited	(266,242)	13.34
Outstanding balance as of June 30, 2023	6,384,461	$9.20
The total fair value of RSUs vested during the three months ended June 30, 2023 and 2022 was $7.9 million and $8.6 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was $13.1 million and $17.2 million, respectively. The total compensation expense related to the unvested RSUs not yet recognized as of June 30, 2023 was $47.3 million, and will be recognized over a weighted-average period of approximately 2.1 years.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following tables present a summary of (i) for the six months ended June 30, 2023, the assumptions used for estimating the fair value of the TSR-performance component of the PRSUs, (ii) for the six months ended June 30, 2022, the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (iii) the Company’s PRSU activity for the period indicated. As of June 30, 2023 and December 31, 2022, there were 1.4 million and 1.0 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of June 30, 2023 and December 31, 2022, and have been excluded from the tables below. No PRSUs were granted during each of the three months ended June 30, 2023 and 2022.

Six Months Ended June 30, 2023

Risk-free interest rate	4.68%
Expected term (years)	1.00
Expected volatility	108%
Dividend yield	0%
Weighted-average grant date fair value of the TSR-performance component	$0.39

Six Months Ended June 30, 2022

Risk-free interest rate	0.39% – 1.88%
Expected term (years)	1.00 – 3.00
Expected volatility	49% – 97%
Dividend yield	0%
Weighted-average grant date fair value per share	$18.67

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2022	1,651,864	$22.74
Granted	1,176,077	9.55
Vested	—	—
Forfeited	(674,181)	20.22
Outstanding balance as of June 30, 2023	2,153,760	$16.08
The total compensation expense related to the unvested PRSUs not yet recognized as of June 30, 2023 was $7.0 million, and will be recognized over a weighted-average period of approximately 1.4 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over a three- or four-year period.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented. No stock options were granted during the three months ended June 30, 2023.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three Months Ended June 30, 2022

Risk-free interest rate	2.8% – 3.0%
Expected term (years)	5.63 – 5.78
Expected volatility	75% – 77%
Dividend yield	0%
Weighted-average grant date fair value per share	$7.03

	Six Months Ended June 30,
	2023	2022

Risk-free interest rate	3.6%	1.9% – 3.0%
Expected term (years)	5.69	5.63 – 5.78
Expected volatility	87%	75% – 77%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$4.93	$6.99
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2022	5,195,538	$25.28	5.88	$78
Granted	66,910	6.76	9.74
Exercised	(17,166)	6.38	0.67
Forfeited	(127,532)	10.96
Expired	(225,441)	12.73
Outstanding balance as of June 30, 2023	4,892,309	26.05	5.42	—
Exercisable as of June 30, 2023	3,411,916	$31.71	4.06	$—
The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.1 million and $3.2 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of June 30, 2023 was $10.4 million, and will be recognized over a weighted-average period of approximately 1.6 years.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three and Six Months Ended June 30,
	2023	2022

Stock options	4,892,309	5,964,973
Restricted stock units	6,384,461	5,477,279
Performance restricted stock units	2,153,760	2,515,924
Shares related to convertible senior notes	29,776,706	13,443,374
Total antidilutive securities	43,207,236	27,401,550
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator (in thousands):
Net loss	$(173,654)	$(62,852)	$(227,716)	$(188,632)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	80,560,755	77,059,157	79,939,048	76,667,681
Net loss per share, basic and diluted	$(2.16)	$(0.82)	$(2.85)	$(2.46)
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
Significant Customers
For each of the three and six months ended June 30, 2023 and June 30, 2022, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of June 30, 2023, no university clients in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance. As of December 31, 2022, one university client in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $7.3 million, or approximately 12% of the Company’s consolidated accounts receivable, net balance.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$119,494	$143,090	$259,974	$297,257
Alternative Credential Segment	102,595	98,374	200,619	197,536
Total revenue	$222,089	$241,464	$460,593	$494,793

Segment profitability**
Degree Program Segment	$33,111	$39,539	$80,315	$75,357
Alternative Credential Segment	(11,319)	(17,637)	(28,332)	(41,175)
Total segment profitability	$21,792	$21,902	$51,983	$34,182

Segment profitability margin***
Degree Program Segment	27.7%	27.6%	30.9%	25.4%
Alternative Credential Segment	(11.0)	(17.9)	(14.1)	(20.8)
Total segment profitability margin	9.8%	9.1%	11.3%	6.9%

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three and six months ended June 30, 2023 and 2022.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(173,654)	$(62,852)	$(227,716)	$(188,632)
Adjustments:
Stock-based compensation expense	10,983	22,349	25,546	46,773
Other (income) expense, net	(227)	1,367	(834)	2,397
Net interest expense	17,545	13,665	35,137	27,298
Income tax expense (benefit)	210	(164)	323	(415)
Depreciation and amortization expense	27,328	31,342	57,348	65,757
Impairment charges	134,117	—	134,117	58,782
Debt modification expense and loss on debt extinguishment	—	—	16,735	—
Restructuring charges	3,622	16,753	8,497	17,540
Other*	1,868	(558)	2,830	4,682
Total adjustments	195,446	84,754	279,699	222,814
Total segment profitability	$21,792	$21,902	$51,983	$34,182

*
Includes (i) transaction and integration expense of $0.1 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively, and (ii) stockholder activism and litigation-related expense (recovery) of $1.8 million and $(1.6) million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	June 30, 2023	December 31, 2022

	(in thousands)
Total assets
Degree Program Segment	$368,453	$459,252
Alternative Credential Segment	1,169,964	1,351,607
Total assets	$1,538,417	$1,810,859
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $28.8 million and $27.2 million for the three months ended June 30, 2023 and 2022, respectively. The Company’s non-U.S. revenue was $59.5 million and $55.3 million for the six months ended June 30, 2023 and 2022, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of June 30, 2023 and December 31, 2022 totaled approximately $3.9 million and $4.5 million, respectively.

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

	June 30, 2023	December 31, 2022

	(in thousands)
Degree Program Segment accounts receivable	$32,339	$20,612
Degree Program Segment unbilled revenue	21,024	8,496
Alternative Credential Segment accounts receivable	41,108	51,360
Total	94,471	80,468
Less: Provision for credit losses	(7,124)	(17,642)
Trade accounts receivable, net	$87,347	$62,826
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$17,642
Current period provision	2,270
Amounts written off	(12,795)
Foreign currency translation adjustments	7
Balance as of June 30, 2023	$7,124
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

	June 30, 2023	December 31, 2022

	(in thousands)
Other receivables, amortized cost	$51,607	$52,180
Less: Provision for credit losses	(5,553)	(3,579)
Other receivables, net	$46,054	$48,601
Other receivables, net, current	$29,685	$33,813
Other receivables, net, non-current	$16,369	$14,788

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$3,579
Current period provision	1,974
Balance as of June 30, 2023	$5,553
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of June 30, 2023, 82% of other receivables, net due under extended payment plans were current.
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

	June 30, 2023
	Year of Origination
	2023	2022	2021	2020	2019 & Prior	Total

	(in thousands)
Credit Quality Tier
High	$9,184	$6,636	$1,014	$822	$547	$18,203
Mid	7,785	6,825	2,002	1,796	1,753	20,161
Low	3,129	3,405	3,001	1,789	1,919	13,243
Total	$20,098	$16,866	$6,017	$4,407	$4,219	$51,607

	December 31, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$15,737	$2,285	$48	$18	$115	$18,203
Mid	14,005	3,773	1,239	1,363	392	20,772
Low	6,160	3,099	1,677	1,939	330	13,205
Total	$35,902	$9,157	$2,964	$3,320	$837	$52,180

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

	June 30, 2023	December 31, 2022

	(in thousands)
Degree Program Segment deferred revenue	$24,180	$1,245
Alternative Credential Segment deferred revenue	83,009	88,916
Total contract liabilities	$107,189	$90,161
For the Degree Program Segment, during the three months ended June 30, 2023 and 2022 the Company recognized $0.1 million and $0.1 million of revenue related to its deferred revenue balances that existed at the end of each preceding year, respectively. Revenue recognized in this segment during the six months ended June 30, 2023 and 2022 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.2 million and $1.4 million, respectively.
For the Alternative Credential Segment, during the three months ended June 30, 2023 and 2022 the Company recognized $16.1 million and $16.3 million of revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the six months ended June 30, 2023 and 2022 that was included in the deferred revenue balance that existed at the end of each preceding year was $71.0 million and $66.5 million, respectively.
Contract Acquisition Costs
The Degree Program Segment had $0.6 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. For each of the six months ended June 30, 2023 and 2022, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
14.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $28.4 million and $23.5 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s accrued but unpaid capital expenditures were $2.4 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively.

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
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale. We provide 78 million people worldwide with access to world-class education in partnership with 250 top-ranked global universities and other leading organizations. Through edX, our education consumer marketplace, we offer more than 4,300 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
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

January 2023 Debt Refinancing
In January 2023, we entered into an agreement to amend our First Amended Term Loan Agreement to, among other things, extend the maturity date from December 2024 to December 2026. In connection with amending the terms and extending the maturities under the First Amended Term Loan Agreement, we issued the 2030 Notes with an aggregate principal amount of $147.0 million. We used cash on hand and the $127.1 million of net proceeds from the 2030 Notes to reduce the outstanding principal amount of secured debt under our term loan facilities from $567 million to $380 million. As part of the refinancing transaction, in addition to extending the maturity date, the lenders provided us with a senior secured first lien revolving loan facility in the principal amount of $40 million. In connection with this refinancing event, during the first quarter of 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense. Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt.
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
Revenue Drivers
In our Degree Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. Our contracts generally have 10 to 15 year terms and do not include termination rights for convenience. From time to time, we have entered into and we may in the future enter into agreements to strategically exit certain of our clients’ programs. These agreements may provide for the provision of transition services and make-whole fees. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our executive education programs, boot camps, and premium online open courses. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.
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
Impairment charges
Impairment charges consist of amounts recorded to write down the carrying value of assets to fair value.
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

Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended June 30, 2023 and 2022
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended June 30,
	2023		2022		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$222,089	100.0%	$241,464	100.0%	$(19,375)	(8.0)%
Costs and expenses
Curriculum and teaching	34,102	15.4	32,145	13.3	1,957	6.1
Servicing and support	33,585	15.1	37,061	15.3	(3,476)	(9.4)
Technology and content development	44,250	19.9	45,616	18.9	(1,366)	(3.0)
Marketing and sales	95,882	43.2	116,350	48.2	(20,468)	(17.6)
General and administrative	32,657	14.7	41,523	17.2	(8,866)	(21.4)
Restructuring charges	3,622	1.6	16,753	6.9	(13,131)	(78.4)
Impairment charges	134,117	60.4	—	—	134,117	*
Total costs and expenses	378,215	170.3	289,448	119.8	88,767	30.7
Loss from operations	(156,126)	(70.3)	(47,984)	(19.8)	(108,142)	225.4
Interest income	371	0.2	241	0.1	130	53.9
Interest expense	(17,916)	(8.1)	(13,906)	(5.8)	(4,010)	28.8
Other income (expense), net	227	0.1	(1,367)	(0.6)	1,594	(116.6)
Loss before income taxes	(173,444)	(78.1)	(63,016)	(26.1)	(110,428)	175.2
Income tax (expense) benefit	(210)	(0.1)	164	0.1	(374)	(228.0)
Net loss	$(173,654)	(78.2)%	$(62,852)	(26.0)%	$(110,802)	176.3%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the three months ended June 30, 2023 decreased $19.4 million, or 8.0%, to $222.1 million as compared to $241.5 million in 2022.
Revenue from our Degree Program Segment decreased $23.6 million, or 16.5%. This decrease reflects the impact of our transition to a new marketing framework in mid-2022 in connection with the 2022 Strategic Realignment Plan. Full course equivalent (“FCE”) enrollments decreased by 9,813, or 16.3%, and average revenue per FCE enrollment decreased from $2,373 to $2,367, or 0.3%.
Revenue from our Alternative Credential Segment increased $4.2 million, or 4.3%. FCE enrollments increased by 2,397, or 10.2%, and average revenue per FCE enrollment decreased from 3,891 to 3,591, or 7.7%.
Curriculum and Teaching. Curriculum and teaching expense increased $2.0 million, or 6.1%, to $34.1 million as compared to $32.1 million in 2022. This increase was primarily due to an increase in personnel and personnel-related expense.
Servicing and Support. Servicing and support expense decreased $3.5 million, or 9.4%, to $33.6 million as compared to $37.1 million in 2022. This decrease was primarily due to a decrease in personnel and personnel-related expense.
Technology and Content Development. Technology and content development expense decreased $1.4 million, or 3.0%, to $44.3 million as compared to $45.6 million in 2022. This decrease was primarily due to a $2.4 million decrease in professional fees and other costs to support technology and content development and a $2.2 million decrease in depreciation and amortization expense. These decreases were partially offset by a $2.0 million increase in personnel and personnel-related expense and a $1.9 million increase in expenses to support our platform and software applications.

Marketing and Sales. Marketing and sales expense decreased $20.5 million, or 17.6%, to $95.9 million as compared to $116.4 million in 2022. This decrease was primarily due to a $16.4 million decrease in marketing expense from the implementation of a more efficient marketing framework in connection with the 2022 Strategic Realignment Plan, a $1.9 million decrease in depreciation and amortization expense, and a $1.3 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense decreased $8.9 million, or 21.4%, to $32.7 million as compared to $41.5 million in 2022. This decrease was primarily due to a $10.1 million decrease in personnel and personnel-related expense and a $1.3 million decrease in lease and facility costs. These decreases were partially offset by a $3.4 million increase in certain litigation-related expense.
Impairment Charges. In the second quarter of 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively.
Restructuring Charges. Restructuring charges decreased $13.1 million, or 78.4%, to $3.6 million as compared to $16.8 million in 2022. Restructuring charges for the three months ended June 30, 2023 include $2.8 million in lease and facility exit costs in connection with the 2022 Strategic Realignment Plan. Restructuring charges for the three months ended June 30, 2022 include $15.2 million in severance and severance-related expense in connection with the 2022 Strategic Realignment Plan.
Net Interest Income (Expense). Net interest expense increased $3.9 million, or 28.4%, to $17.5 million as compared to $13.7 million in 2022. This increase was primarily due to a $2.3 million increase in interest expense related to the 2030 Notes that were issued in January 2023 and a $2.2 million increase in interest expense incurred under our Second Amended Credit Agreement.
Other Income (Expense), Net. Other income, net was $0.2 million for the three months ended June 30, 2023, as compared to other expense, net of $1.4 million for the three months ended June 30, 2022. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended June 30, 2023, we recognized income tax expense of $0.2 million, and our effective tax rate was less than 1%. For the three months ended June 30, 2022, we recognized an income tax benefit of $0.2 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Six Months Ended June 30, 2023 and 2022
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Six Months Ended June 30,
	2023		2022		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$460,593	100.0%	$494,793	100.0%	$(34,200)	(6.9)%
Costs and expenses
Curriculum and teaching	66,942	14.5	65,375	13.2	1,567	2.4
Servicing and support	69,694	15.1	76,685	15.5	(6,991)	(9.1)
Technology and content development	89,734	19.5	96,673	19.5	(6,939)	(7.2)
Marketing and sales	196,057	42.6	247,332	50.0	(51,275)	(20.7)
General and administrative	71,907	15.6	91,758	18.5	(19,851)	(21.6)
Restructuring charges	8,497	1.8	17,540	3.5	(9,043)	(51.6)
Impairment charge	134,117	29.1	58,782	11.9	75,335	128.2
Total costs and expenses	636,948	138.2	654,145	132.1	(17,197)	(2.6)
Loss from operations	(176,355)	(38.2)	(159,352)	(32.1)	(17,003)	10.7
Interest income	736	0.2	498	0.1	238	47.8
Interest expense	(35,873)	(7.8)	(27,796)	(5.6)	(8,077)	29.1
Debt modification expense and loss on debt extinguishment	(16,735)	(3.6)	—	—	(16,735)	*
Other income (expense), net	834	0.2	(2,397)	(0.5)	3,231	(134.8)
Loss before income taxes	(227,393)	(49.2)	(189,047)	(38.1)	(38,346)	20.3
Income tax (expense) benefit	(323)	(0.1)	415	0.1	(738)	(177.8)
Net loss	$(227,716)	(49.3)%	$(188,632)	(38.0)%	$(39,084)	20.7%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the six months ended June 30, 2023 decreased $34.2 million, or 6.9%, to $460.6 million as compared to $494.8 million in 2022.
Revenue from our Degree Program Segment decreased $37.3 million, or 12.5%. The decrease in revenue reflects the impact of our transition to a new marketing framework in mid-2022 in connection with the 2022 Strategic Realignment Plan. Of note, revenue for the six months ended June 30, 2023 includes $7.6 million in make-whole fees from agreements to strategically exit certain of our clients’ programs. Full course equivalent (“FCE”) enrollments decreased by 16,931, or 13.8%, and average revenue per FCE enrollment increased from $2,418 to $2,453, or 1.4%.
Revenue from our Alternative Credential Segment increased $3.1 million, or 1.6%. FCE enrollments increased by 1,723, or 3.7%, and average revenue per FCE enrollment decreased from 3,951 to 3,868, or 2.1%.
Curriculum and Teaching. Curriculum and teaching expense increased $1.6 million, or 2.4%, to $66.9 million as compared to $65.4 million in 2022. This increase was primarily due to higher expense as a result of an increase in amounts due to university clients driven by higher revenue in certain offerings in our Alternative Credential Segment.
Servicing and Support. Servicing and support expense decreased $7.0 million, or 9.1%, to $69.7 million as compared to $76.7 million in 2022. This decrease was primarily due to a $5.8 million decrease in personnel and personnel-related expense and a $1.7 million decrease in other student support costs.
Technology and Content Development. Technology and content development expense decreased $6.9 million, or 7.2%, to $89.7 million as compared to $96.7 million in 2022. This decrease was primarily due to a $3.2 million decrease in depreciation and amortization expense, a $2.5 million decrease in professional fees and other costs to support technology and content development, $1.9 million decrease in personnel and personnel-related expense, and a $1.4 million decrease in lease and facility costs. These decreases were partially offset by a $2.5 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense decreased $51.3 million, or 20.7%, to $196.1 million as compared to $247.3 million in 2022. This decrease was primarily due to a $38.3 million decrease in marketing expense from the implementation of a more efficient marketing framework in connection with the 2022 Strategic Realignment Plan, a $7.4 million decrease in personnel and personnel-related expense, and a $5.5 million decrease in depreciation and amortization expense.
General and Administrative. General and administrative expense decreased $19.9 million, or 21.6%, to $71.9 million as compared to $91.8 million in 2022. This decrease was primarily due to a $16.4 million decrease in personnel and personnel-related expense, a $3.0 million decrease in transaction and integration expense, and a $2.5 million decrease in lease and facility costs. These decreases were partially offset by a $1.4 million increase in certain litigation-related expense.
Impairment Charges. In the second quarter of 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. In the first quarter of 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively.
Restructuring Charges. Restructuring charges decreased $9.0 million, or 51.6%, to $8.5 million as compared to $17.5 million in 2022. Restructuring charges for the six months ended June 30, 2023 include $5.7 million in lease and facility exit costs and $1.2 million in severance and severance-related expense, each in connection with the 2022 Strategic Realignment Plan. Restructuring charges for the six months ended June 30, 2022 include $15.2 million in severance and severance-related expense in connection with the 2022 Strategic Realignment Plan.
Net Interest Income (Expense). Net interest expense increased $7.8 million, or 28.7%, to $35.1 million as compared to $27.3 million in 2022. This increase was primarily due to a $4.3 million increase in interest expense incurred under our Second Amended Credit Agreement and a $4.3 million increase in interest expense related to the 2030 Notes that were issued in January 2023.
Debt modification expense and loss on debt extinguishment. In the first quarter of 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense related to the refinancing of the Second Amended Credit Agreement.
Other Income (Expense), Net. Other income, net was $0.8 million for the six months ended June 30, 2023, as compared to other expense, net of $2.4 million for the six months ended June 30, 2022. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the six months ended June 30, 2023, we recognized income tax expense of $0.3 million, and our effective tax rate was less than 1%. For the six months ended June 30, 2022, we recognized an income tax benefit of $0.4 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

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
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022

	(in thousands)
Net loss	$(173,654)	$(62,852)	$(227,716)		$(188,632)
Adjustments:
Stock-based compensation expense	10,983	22,349	25,546		46,773
Other (income) expense, net	(227)	1,367	(834)		2,397
Net interest expense	17,545	13,665	35,137		27,298
Income tax expense (benefit)	210	(164)	323		(415)
Depreciation and amortization expense	27,328	31,342	57,348		65,757
Impairment charges	134,117	—	134,117		58,782
Debt modification expense and loss on debt extinguishment	—	—	16,735		—
Restructuring charges	3,622	16,753	8,497		17,540
Other*	1,868	(558)	2,830		4,682
Total adjustments	195,446	84,754	279,699	279699000	222,814
Total segment profitability	$21,792	$21,902	$51,983		$34,182

*
Includes (i) transaction and integration expense of $0.1 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively, and (ii) stockholder activism and litigation-related expense (recovery) of $1.8 million and $(1.6) million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

Three Months Ended June 30, 2023 and 2022
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended June 30,		Period-to-Period Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$119,494	$143,090	$(23,596)	(16.5)%
Alternative Credential Segment	102,595	98,374	4,221	4.3
Total revenue	$222,089	$241,464	$(19,375)	(8.0)%

Segment profitability
Degree Program Segment	$33,111	$39,539	$(6,428)	(16.3)%
Alternative Credential Segment	(11,319)	(17,637)	6,318	35.8
Total segment profitability	$21,792	$21,902	$(110)	(0.5)%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended June 30, 2023 and 2022.
Degree Program Segment profitability decreased $6.4 million, or 16.3%, to $33.1 million as compared to $39.5 million in 2022. This decrease was primarily due to a $23.6 million decrease in revenue, partially offset by lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan.
Alternative Credential Segment profitability increased $6.3 million, or 35.8%, to $(11.3) million as compared to $(17.6) million in 2022. This increase was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan.
Six Months Ended June 30, 2023 and 2022
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Six Months Ended June 30,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$259,974	$297,257	$(37,283)	(12.5)%
Alternative Credential Segment	200,619	197,536	3,083	1.6
Total revenue	$460,593	$494,793	$(34,200)	(6.9)%

Segment profitability
Degree Program Segment	$80,315	$75,357	$4,958	6.6%
Alternative Credential Segment	(28,332)	(41,175)	12,843	31.2%
Total segment profitability	$51,983	$34,182	$17,801	52.1%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the six months ended June 30, 2023 and 2022.
Degree Program Segment profitability increased $5.0 million to $80.3 million as compared to $75.4 million in 2022. This increase was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan, partially offset by a $37.3 million decrease in revenue.
Alternative Credential Segment profitability increased $12.8 million, or 31.2%, to $(28.3) million as compared to $(41.2) million in 2022. This decrease was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan.

Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $53.3 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the 2025 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the 2025 Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2025 Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted 2025 Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the 2025 Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of June 30, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and we have the right under the Indenture to determine the method of settlement at the time of conversion, and the 2025 Notes, therefore, are classified as a non-current on the condensed consolidated balance sheets.
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
We have financed our operations primarily through payments from our clients and students for our technology and services, the borrowings under our Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and public and private equity financings. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Second Amended Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. The implementation of the 2022 Strategic Realignment Plan has resulted in improved profitability and we expect this will lead to further profitability improvements going forward. We believe these profitability improvements will be further aided by our long-term revenue contracts. Our ability to support our cash requirements in the long term will depend on many factors, including our ability to realize the anticipated benefits of the 2022 Strategic Realignment Plan and our ability to obtain equity or debt financing on reasonable terms. We regularly evaluate our liquidity position, debt obligations, maturity schedule and anticipated cash needs, and may consider capital raising, refinancing and other market opportunities that may be available to us to optimize our balance sheet.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the six months ended June 30, 2023 and 2022, our capital asset additions were $27.5 million and $34.5 million, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Six Months Ended June 30,
	2023	2022

Net cash provided by operating activities	$1,182	$28,644
Net cash used in investing activities	(25,032)	(35,179)
Net cash used in financing activities	(91,911)	(2,975)
Effect of exchange rate changes on cash	(118)	(2,614)
Net decrease in cash, cash equivalents and restricted cash	$(115,879)	$(12,124)
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
The following sections set forth the components of our $1.2 million of cash provided by operating activities during the six months ended June 30, 2023.

Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the six months ended June 30, 2023 (in thousands):

Net loss	$(227,716)
Non-cash interest expense	6,818
Depreciation and amortization expense	57,348
Stock-based compensation expense	25,546
Non-cash lease expense	8,804
Restructuring charges	(13)
Impairment charges	134,117
Provision for credit losses	4,245
Loss on debt extinguishment	12,123
Other	(787)
Net loss (adjusted for non-cash charges)	$20,485
Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash used in changes in operating assets and liabilities during the six months ended June 30, 2023 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(26,245)
Cash used in prepaid expenses, other assets, and other liabilities, net	(14,808)
Cash provided by accounts payable and accrued expenses	5,014
Cash provided by deferred revenue	16,736
Net cash used in changes in operating assets and liabilities	$(19,303)
From December 31, 2022 to June 30, 2023:
•Accounts receivable, net and other receivables, net increased $26.2 million and deferred revenue increased $16.7 million. These increases were primarily due to the timing of our Degree Program Segment clients’ academic terms.
•Accounts payable and accrued expenses increased $5.0 million, primarily due to an increase in the amount due to university clients and a higher accrual for marketing expense.
•Other liabilities decreased $19.2 million, primarily due to a decrease in our lease liability and a decrease in amounts payable for proceeds received from students enrolled in certain alternative credential offerings that are payable to an associated university client.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the six months ended June 30, 2023, net cash used in investing activities was $25.0 million. This use of cash was driven by cash outflows of $23.0 million for the addition of amortizable intangible assets and $2.1 million for purchases of property and equipment.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units, and cash proceeds from the exercise of stock options.
During the six months ended June 30, 2023, net cash used in financing activities was $91.9 million. This use of cash was driven by net cash outflows of $93.4 million under the Second Amended Credit Agreement and the 2030 Notes and $0.7

million for tax withholding payments associated with the settlement of restricted stock units, partially offset by $2.2 million from cash proceeds received from employee stock purchase plan share purchases and the exercise of stock options.
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
Goodwill
We test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. During the second quarter of 2023, we completed the update of our internal financial reporting structure to better align with the executive structure following the 2022 Strategic Realignment. As a result of this update, our three reporting units within the Alternative Credential Segment (Executive Education, Boot Camp, and Open Courses) were combined into a single reporting unit (Alternative Credential). The Degree Program Segment continues to have one reporting unit (Degree Program). We performed impairment assessments before and after the change in reporting units. The results of these assessments are described further below.
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
We determine the fair value of a reporting unit by utilizing a weighted combination of income-based and market-based approaches. The income-based approach requires us to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, discount rates, terminal growth rates, and forecasts of revenue and margins. When determining these assumptions and preparing these estimates, we consider each reporting unit’s historical results and current operating trends, revenue, profitability, cash flow results and forecasts, and industry trends. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, market capitalization, the continued efforts of competitors to gain market share and prospective student enrollment patterns.
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
During the second quarter of 2023, we experienced a significant decline in our market capitalization, which management deemed to be a triggering event related to our goodwill and indefinite-lived intangible asset. In addition, as a result of the change in the our reporting units in the second quarter of 2023, we performed interim impairment assessments before and after the change in reporting units. We performed these interim impairment assessments as of May 1, 2023.
For each of the interim impairment assessments, we utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and an income-based approach to determine the fair value of its long-lived intangible asset. For the impairment assessments performed in 2022, key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. For the goodwill impairment assessment performed as of May 1, 2023, key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon each respective reporting unit’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. For the long-lived intangible asset impairment assessment performed as of May 1, 2023, key assumptions used in the income-based approach included discount rates, terminal growth rates, forecasts of revenue, and a royalty rate.
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
For the interim impairment assessment performed as of May 1, 2023, before the change in reporting units, we determined the carrying value of our Open Courses reporting unit and the carrying value of our indefinite-lived intangible asset, both within the Alternative Credential Segment, exceeded their respective estimated fair value. As a result, during the three months ended June 30, 2023, we recorded impairment charges of $16.7 million to goodwill and $117.4 million to the indefinite-lived intangible asset. These charges are included within operating expense on our condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
For the interim impairment assessment performed as of May 1, 2023, after the change in reporting units, management determined it was not more likely than not that the fair values of the Degree Program reporting unit and the Alternative Credential reporting unit were less than their respective carrying amounts. As such, we concluded that the goodwill relating to those reporting units was not impaired and further quantitative impairment assessment was not necessary.
As of June 30, 2023 and December 31, 2022, the goodwill balance was $712.9 million and $734.6 million, respectively. As of June 30, 2023 the Degree Program reporting unit and the Alternative Credential reporting unit had goodwill balances of $192.5 million and $520.4 million, respectively. It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result. For the impairment analysis of the Open Courses reporting unit performed as of May 1, 2023, a 1% increase or decrease to the discount rate, in isolation, would result in a $6.6 million decrease or a $7.5 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $2.2 million decrease or a $2.5 million increase to the estimated fair value of the reporting unit, respectively.
For the impairment analysis of the indefinite-lived intangible asset performed as of May 1, 2023, a 1% increase or decrease to the discount rate, in isolation, would result in a $8.9 million decrease or a $11.2 million increase to the estimated fair value, respectively, and a 1% decrease or increase to the royalty rate, in isolation, would result a $9.8 million decrease or a $9.7 million increase to the estimated fair value, respectively.
Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding goodwill and our indefinite-lived intangible asset.
Other Indefinite-lived Intangible Assets
Our indefinite-lived intangible asset was acquired in November 2021 and represents the established edX trade name. As of June 30, 2023 and December 31, 2022, the indefinite-lived intangible asset balance was $78.3 million and $195.7 million, respectively. Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our indefinite-lived intangible asset.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Degree Program Segment
FCE enrollments	50,490	60,303	105,981	122,912
Average revenue per FCE enrollment	$2,367	$2,373	$2,453	$2,418
Alternative Credential Segment*
FCE enrollments	25,840	23,443	47,830	46,107
Average revenue per FCE enrollment	$3,591	$3,891	$3,868	$3,951

*
FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $9.8 million and $7.1 million for the three months ended June 30, 2023 and 2022, respectively. FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $15.6 million and $15.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(173,654)	$(62,852)	$(227,716)	$(188,632)
Adjustments:
Stock-based compensation expense	10,983	22,349	25,546	46,773
Other (income) expense, net	(227)	1,367	(834)	2,397
Net interest expense	17,545	13,665	35,137	27,298
Income tax expense (benefit)	210	(164)	323	(415)
Depreciation and amortization expense	27,328	31,342	57,348	65,757
Impairment charges	134,117	—	134,117	58,782
Debt modification expense and loss on debt extinguishment	—	—	16,735	—
Restructuring charges	3,622	16,753	8,497	17,540
Other*	1,868	(558)	2,830	4,682
Total adjustments	195,446	84,754	279,699	222,814
Adjusted EBITDA	$21,792	$21,902	$51,983	$34,182

*
Includes (i) transaction and integration expense of $0.1 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively, and (ii) stockholder activism and litigation-related expense (recovery) of $1.8 million and $(1.6) million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 21, 2023.
Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement will bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. As of June 30, 2023, borrowings under our Second Amended Credit Agreement were $378.1 million. A hypothetical increase in interest rates by 100 basis points would not have a material impact on our financial position.
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
For the three months ended June 30, 2023 and 2022, our foreign currency translation adjustment losses were $4.0 million and $7.7 million, respectively. For the six months ended June 30, 2023 and 2022, our foreign currency translation adjustment losses were $7.3 million and $0.3 million, respectively.
For the three months ended June 30, 2023 and 2022, we recognized a foreign currency exchange gain of $0.2 million and a loss of $1.4 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2023 and 2022, we recognized a foreign currency exchange gain of $0.8 million and a loss of $2.8 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended June 30, 2023 was 11.4% and 9.3% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended June 30, 2022 was 11% and 6% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the six months ended June 30, 2023 and 2022, however, our business could be affected by inflation in the future. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2023 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(c) Information required by Item 408(a) of Regulation S-K.

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Matthew J. Norden (Chief Legal Officer)	Adopt	June 16, 2023	X		30,000	June 14, 2024

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c)
**	A “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.2	June 10, 2022

10.1†	Offer letter agreement, dated as of May 23, 2023, between Aaron McCullough and 2U, Inc.					X

10.2†	Summary of Non-Employee Director Compensation.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

August 8, 2023	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

August 8, 2023	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer