Form 10-Q
period 2023-09-30
2U, Inc.
filed 2023-11-09
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of November 7, 2023, there were 82,069,164 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•our ability to strategically exit certain programs that no longer align with our business objectives;
•our ability to successfully integrate the operations of our acquisitions, including our acquisition of edX, to achieve the expected benefits of our acquisitions and manage, expand and grow the combined company;
•our ability to refinance our indebtedness on attractive terms, if at all, to better align with our focus on profitability and address impending maturities;
•our ability to service our substantial indebtedness and comply with the covenants and conversion obligations contained in the Indenture (as defined below) governing our Notes (as defined below) and the Second Amended Credit Agreement (as defined below) governing our term loan facilities;
•our ability to implement our platform strategy and achieve the expected benefits;
•our ability to generate sufficient future operating cash flows from recent acquisitions to ensure related goodwill is not impaired;
•our ability to execute our growth strategy including expanding internationally and growing our enterprise business;
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
•our expectations regarding the effect of the Capped Call Transactions (as defined below) and regarding actions of the option counterparties and/or their respective affiliates; and
•other factors beyond our control.
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$41,141	$167,518
Restricted cash	12,710	15,060
Accounts receivable, net	113,202	62,826
Other receivables, net	29,196	33,813
Prepaid expenses and other assets	37,722	43,090
Total current assets	233,971	322,307
Other receivables, net, non-current	18,388	14,788
Property and equipment, net	42,387	45,855
Right-of-use assets	65,292	72,361
Goodwill	712,644	734,620
Intangible assets, net	386,272	549,755
Other assets, non-current	78,981	71,173
Total assets	$1,537,935	$1,810,859
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$128,316	$110,020
Deferred revenue	116,276	90,161
Lease liability	15,106	13,909
Accrued restructuring liability	11,451	6,692
Other current liabilities	43,485	58,210
Total current liabilities	314,634	278,992
Long-term debt	878,124	928,564
Deferred tax liabilities, net	310	282
Lease liability, non-current	86,381	99,709
Other liabilities, non-current	2,007	1,796
Total liabilities	1,281,456	1,309,343
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 81,630,808 shares issued and outstanding as of September 30, 2023; 78,334,666 shares issued and outstanding as of December 31, 2022	82	78
Additional paid-in capital	1,738,092	1,700,855
Accumulated deficit	(1,455,131)	(1,179,972)
Accumulated other comprehensive loss	(26,564)	(19,445)
Total stockholders’ equity	256,479	501,516
Total liabilities and stockholders’ equity	$1,537,935	$1,810,859
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023		2022
Revenue	$229,699	$232,238	$690,292		$727,031
Costs and expenses
Curriculum and teaching	32,143	31,558	99,085		96,933
Servicing and support	31,484	36,110	101,178		112,795
Technology and content development	45,877	43,976	135,611		140,649
Marketing and sales	96,256	94,311	292,313		341,643
General and administrative	36,801	39,388	108,708		131,146
Restructuring charges	14,085	11,632	22,582		29,172
Impairment charges	—	79,509	134,117		138,291
Total costs and expenses	256,646	336,484	893,594		990,629
Loss from operations	(26,947)	(104,246)	(203,302)	0	(263,598)
Interest income	363	269	1,099		767
Interest expense	(19,167)	(15,913)	(55,040)		(43,709)
Debt modification expense and loss on debt extinguishment	—	—	(16,735)		—
Other income (expense), net	(1,585)	(1,845)	(751)		(4,242)
Loss before income taxes	(47,336)	(121,735)	(274,729)		(310,782)
Income tax (expense) benefit	(107)	59	(430)		474
Net loss	$(47,443)	$(121,676)	$(275,159)		$(310,308)
Net loss per share, basic and diluted	$(0.58)	$(1.57)	$(3.42)		$(4.03)
Weighted-average shares of common stock outstanding, basic and diluted	81,515,246	77,692,911	80,470,221		77,013,180
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	185	(5,637)	(7,119)		(5,982)
Comprehensive loss	$(47,258)	$(127,313)	$(282,278)		$(316,290)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	78,334,666	$78	$1,700,855	$(1,179,972)	$(19,445)	$501,516
Issuance of common stock in connection with employee stock purchase plan	207,160	1	1,176	—	—	1,177
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,047,765	1	(362)	—	—	(361)
Exercise of stock options	17,166	—	110	—	—	110
Stock-based compensation expense	—	—	14,563	—	—	14,563
Net loss	—	—	—	(54,062)	—	(54,062)
Foreign currency translation adjustment	—	—	—	—	(3,303)	(3,303)
Balance, March 31, 2023	79,606,757	80	1,716,342	(1,234,034)	(22,748)	459,640
Issuance of common stock in connection with employee stock purchase plan	255,169	—	925	—	—	925
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	1,095,728	1	(376)	—	—	(375)
Stock-based compensation expense	—	—	10,983	—	—	10,983
Net loss	—	—	—	(173,654)	—	(173,654)
Foreign currency translation adjustment	—	—	—	—	(4,001)	(4,001)
Balance, June 30, 2023	80,957,654	81	1,727,874	(1,407,688)	(26,749)	293,518
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	673,154	1	(222)	—	—	(221)
Stock-based compensation expense	—	—	10,440	—	—	10,440
Net loss	—	—	—	(47,443)	—	(47,443)
Foreign currency translation adjustment	—	—	—	—	185	185
Balance, September 30, 2023	81,630,808	$82	$1,738,092	$(1,455,131)	$(26,564)	$256,479

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	75,754,663	$76	$1,735,628	$(890,638)	$(15,911)	$829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	577,416	1	(920)	—	—	(919)
Exercise of stock options	284,455	—	875	—	—	875
Stock-based compensation expense	—	—	24,424	—	—	24,424
Net loss	—	—	—	(125,780)	—	(125,780)
Foreign currency translation adjustment	—	—	—	—	7,329	7,329
Balance, March 31, 2022	76,616,534	77	1,645,456	(983,601)	(8,582)	653,350
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	464,984	—	(822)	—	—	(822)
Exercise of stock options	2,278	—	17	—	—	17
Issuance of common stock in connection with employee stock purchase plan	136,039	—	1,282	—	—	1,282
Stock-based compensation expense	—	—	22,349	—	—	22,349
Net loss	—	—	—	(62,852)	—	(62,852)
Foreign currency translation adjustment	—	—	—	—	(7,674)	(7,674)
Balance, June 30, 2022	77,219,835	77	1,668,282	(1,046,453)	(16,256)	605,650
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	595,369	1	(580)			(579)
Exercise of stock options	30,232	—	191	—	—	191
Stock-based compensation expense	—	—	15,967	—		15,967
Net loss	—	—	—	(121,676)	—	(121,676)
Foreign currency translation adjustment	—	—	—	—	(5,637)	(5,637)
Balance, September 30, 2022	77,845,436	$78	$1,683,860	$(1,168,129)	$(21,893)	$493,916

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(275,159)	$(310,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	10,488	9,929
Depreciation and amortization expense	86,846	95,070
Stock-based compensation expense	35,986	62,740
Non-cash lease expense	13,164	16,507
Restructuring	838	9,523
Impairment charges	134,117	138,291
Provision for credit losses	6,558	6,129
Loss on debt extinguishment	12,123	—
Other	794	4,660
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(54,612)	(36,253)
Other receivables, net	(2,207)	(2,867)
Prepaid expenses and other assets	(1,095)	1,973
Accounts payable and accrued expenses	19,888	(12,964)
Deferred revenue	26,348	43,252
Other liabilities, net	(31,597)	(27,124)
Net cash used in operating activities	(17,520)	(1,442)
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	5,010
Additions of amortizable intangible assets	(32,442)	(50,155)
Purchases of property and equipment	(4,335)	(8,777)
Advances made to university clients	—	(310)
Advances repaid by university clients	200	200
Other	1	(17)
Net cash used in investing activities	(36,576)	(54,049)
Cash flows from financing activities
Proceeds from debt	309,223	530
Payments on debt	(373,914)	(5,313)
Prepayment premium on extinguishment of senior secured term loan facility	(5,666)	—
Payment of debt issuance costs	(4,411)	—
Tax withholding payments associated with settlement of restricted stock units	(957)	(2,320)
Proceeds from exercise of stock options	110	1,083
Proceeds from employee stock purchase plan share purchases	2,102	1,282
Net cash used in financing activities	(73,513)	(4,738)
Effect of exchange rate changes on cash	(1,118)	(4,530)
Net decrease in cash, cash equivalents and restricted cash	(128,727)	(64,759)
Cash, cash equivalents and restricted cash, beginning of period	182,578	249,909
Cash, cash equivalents and restricted cash, end of period	$53,851	$185,150
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
The Company provides 81 million people worldwide with access to world-class education in partnership with 250 top-ranked global universities and other leading organizations. Through edX, its education consumer marketplace, the Company offers more than 4,400 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2023 and 2022 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of September 30, 2023 and December 31, 2022. Refer to Note 8 for more information regarding the Company’s convertible senior notes.
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
Other Indefinite-lived Intangible Assets
In November 2021, the Company acquired an indefinite-lived intangible asset, which represented the established edX trade name. The Company concluded that due to changes in facts and circumstances, effective July 1, 2023, the edX trade name should no longer have an indefinite useful life. The Company began amortizing the edX trade name on a straight-line basis over its estimated remaining useful life of 25 years. The impact of this change in accounting estimate was immaterial to the Company’s condensed consolidated statements of operations for each of the three and nine months ended September 30, 2023. The Company expects the impact to be immaterial in future quarters.
Interim Impairment Assessments
During both the first and third quarter of 2022, the Company experienced a significant decline in its market capitalization. Management deemed these declines triggering events related to the Company’s goodwill and indefinite-lived intangible asset. The Company performed interim impairment assessments as of March 1, 2022 and September 30, 2022.
For the quantitative interim impairment assessment performed as of March 1, 2022, management determined the carrying value of the Open Courses reporting unit and the carrying value of an indefinite-lived intangible asset, both within the Alternative Credential Segment, exceeded their respective estimated fair value. As a result, during the three months ended March 31, 2022, the Company recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. These charges are included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
For the quantitative interim impairment assessment performed as of September 30, 2022, management determined the carrying value of two of the reporting units and the carrying value of an indefinite-lived intangible asset, each within the Company’s Alternative Credential Segment, exceeded their respective estimated fair value. As a result, during the three months ended September 30, 2022, the Company recorded impairment charges of $50.2 million to goodwill, of which $43.0 million related to the Open Courses reporting unit and $7.2 million related to the Executive Education reporting unit, and $29.3 million to the indefinite-lived intangible asset. These charges are included within operating expense on the Company’s condensed

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
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
For the quantitative interim impairment assessment performed as of May 1, 2023, before the change in reporting units, management determined the carrying value of the Open Courses reporting unit and the carrying value of an indefinite-lived intangible asset, both within the Alternative Credential Segment, exceeded their respective estimated fair value. As a result, during the three months ended June 30, 2023, the Company recorded impairment charges of $16.7 million to goodwill, all of which related to the Open Courses reporting unit, and $117.4 million to the indefinite-lived intangible asset. These charges are included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
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
During the third quarter of 2023, the Company experienced a significant decline in its market capitalization, which management deemed to be a triggering event related to the Company’s goodwill. The Company performed a quantitative interim impairment assessment as of September 30, 2023. The estimated fair value of each of the Company’s reporting units exceeded their respective carrying value by more than 10%.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	Balance as of December 31, 2022	Impairment Charges*	Foreign Currency Translation Adjustments	Balance as of September 30, 2023

	(in thousands)
Degree Program Segment
Gross goodwill	$192,459	$—	$—	$192,459
Accumulated impairments	—	—	—	—
Net goodwill	192,459	—	—	192,459

Alternative Credential Segment
Gross goodwill	$691,531	$—	$(5,259)	$686,272
Accumulated impairments	(149,370)	(16,717)	—	(166,087)
Net goodwill	542,161	(16,717)	(5,259)	520,185

Total
Gross goodwill	$883,990	$—	$(5,259)	$878,731
Accumulated impairments	(149,370)	(16,717)	—	(166,087)
Net goodwill	$734,620	$(16,717)	$(5,259)	$712,644

*	Refer to Note 2 for further information about the impairment charges recorded during the second quarter of 2023.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		September 30, 2023			December 31, 2022
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount

		(in thousands)
Capitalized technology	3-5	$241,848	$(153,473)	$88,375	$226,761	$(132,621)	$94,140
Capitalized content development	4-5	252,900	(188,648)	64,252	261,844	(177,154)	84,690
University client relationships	9-10	208,145	(70,119)	138,026	210,138	(55,556)	154,582
Enterprise client relationships	10	14,300	(2,681)	11,619	14,300	(1,609)	12,691
Trade names and domain names*	5-25	284,243	(200,243)	84,000	284,701	(81,049)	203,652
Total intangible assets		$1,001,436	$(615,164)	$386,272	$997,744	$(447,989)	$549,755

*
The Company concluded that due to changes in facts and circumstances, the edX trade name, which was classified as indefinite-lived as of June 30, 2023, is now finite-lived. In the third quarter of 2023, the Company began amortizing the trade name on a straight-line basis over its estimated useful life. The gross carrying amount of the edX trade name was $255.0 million as of both September 30, 2023 and December 31, 2022. Accumulated amortization and impairments include $176.7 million and $59.3 million of impairment charges related to the edX trade name as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 2 for further information about these impairment charges.

The amounts presented in the table above include $48.7 million and $53.9 million of in-process capitalized technology and content development as of September 30, 2023 and December 31, 2022, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $27.0 million and $28.5 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded amortization expense related to amortizable intangible assets of $78.9 million and $59.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of September 30, 2023.

Future Amortization Expense
(in thousands)
Remainder of 2023	$21,499
2024	73,695
2025	53,294
2026	37,685
2027	28,479
Thereafter	122,881
Total	$337,533

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Other Balance Sheet Details
Prepaid Expenses and Other Assets
As of September 30, 2023 and December 31, 2022, the Company had balances of $23.9 million and $20.5 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of September 30, 2023 and December 31, 2022, the Company had balances of $12.6 million and $9.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $1.0 million and $1.2 million of such amortization for the three months ended September 30, 2023 and 2022, respectively. The Company incurred $2.8 million and $1.9 million of such amortization for the nine months ended September 30, 2023 and 2022, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2023	December 31, 2022

	(in thousands)
Accrued university and instructional staff compensation	$28,893	$30,807
Accrued marketing expenses	18,793	15,988
Accrued compensation and related benefits	25,747	16,213
Accounts payable and other accrued expenses	54,883	47,012
Total accounts payable and accrued expenses	$128,316	$110,020
Other Current Liabilities
As of September 30, 2023 and December 31, 2022, the Company had balances of $8.9 million and $14.7 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represent proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

On July 6, 2023 the United States District Court for the District of Maryland entered an order preliminarily approving the settlement of these claims. On September 22, 2023, the United States District Court for the District of Maryland entered a final order approving the settlement. The settlement payment is immaterial and is being funded by the Company's insurers.
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

On February 3, 2023, the Company removed the case to the United States District Court for the Central District of California. Then, on March 8, 2023, the Company filed a motion to dismiss the lawsuit, arguing, among other things, that all of Plaintiffs’ allegations lacked merit and that certain claims for relief could not be brought in federal court in light of other allegations Plaintiffs had made. On March 28, 2023, before the court could rule on that motion, Plaintiffs filed an amended complaint (the “First Amended Complaint”), dropping the challenged claims for relief and instead asserting only a single cause of action under the CLRA. The First Amended Complaint is based on the same factual allegations as the original complaint but seeks declaratory relief, actual damages, incidental damages, consequential damages, compensatory damages, punitive damages, and attorneys’ fees and costs in connection with their CLRA claim.

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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On April 17, 2023, the Company moved to dismiss the First Amended Complaint in Favell I in its entirety, arguing that all of Plaintiffs’ claims lack merit. On May 4, 2023, the Company removed the Favell II lawsuit from state court to the United States District Court for the Central District of California, and Plaintiffs later filed a motion to remand it back to state court. On July 6, 2023, the Court held a hearing on the Company’s motion to dismiss the First Amended Complaint in Favell I and the Plaintiffs’ motion to remand in Favell II, and issued a ruling granting the Company’s motion to dismiss with leave to amend and denying Plaintiffs’ motion to remand. On July 28, 2023, Plaintiffs filed amended complaints in both Favell I and Favell II, adding an additional plaintiff and more detailed allegations but otherwise reasserting the same claims in each case. 2U moved to dismiss the amended complaints on August 31, 2023, and a hearing is scheduled for November 16, 2023.

The Company believes that both lawsuits are without merit and intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of both matters is not presently determinable.

2U, Inc., et al. v. Cardona, et al.

On April 4, 2023, the Company filed a lawsuit on behalf of itself and its South African subsidiary, Get Educated International Proprietary Ltd., against the Department of Education (the “Department”) and Secretary of Education Miguel Cardona. The suit challenges a Dear Colleague Letter issued by the Department that would treat the Company and other Online Program Managers (OPMs) as highly regulated “third-party servicers” for purposes of the Higher Education Act (“HEA”). The Company contends that the Department has exceeded its authority by seeking to expand the definition of “third-party servicer” contained in the HEA, 20 U.S.C. § 1088(c), as well as in the Department’s regulations and longstanding guidance documents. The Company also argues that the Department violated both the HEA and the Administrative Procedure Act in issuing its new understanding of third-party servicer without following required rulemaking procedures. The case is now pending in the District of D.C., under case number 1:23-cv-00925. On April 7, 2023, the Company filed a motion for a stay and preliminary injunction to block the new Dear Colleague Letter to take effect as planned on September 1, 2023. On April 11, 2023, the Department announced that it would suspend the September 1, 2023 effective date and consider changes to the Dear Colleague Letter. The Department indicated that when it finalizes an updated version of the Dear Colleague Letter, the updated version will not go into effect for at least six months, to give regulated entities sufficient time to comply. Given these developments, the Company withdrew its motion for a stay and preliminary injunction and the court stayed the litigation pending the release of the finalized Dear Colleague Letter. On October 20, 2023, the parties filed a joint status report to the court, in which the government indicated that it was still in the process of developing an updated guidance, and that it did not anticipate issuing an updated guidance in the next 60 days. The Company believes that it has a meritorious claim and intends to vigorously pursue its challenge against the Department if the Department continues seeking to treat the Company as a third-party servicer. Due to the complex nature of the legal issues involved, the outcome of this matter is not presently determinable.

Francis v. 2U, Inc. et al; Privacy Class Action

On October 10, 2023, plaintiff Chad Francis filed a putative class action against the Company and edX LLC in the United States District Court for the District of Massachusetts, alleging violations of the federal Video Privacy Protection Act. The plaintiff, who seeks to represent a class of individuals who viewed a video on edX while they had a Facebook account, alleges that 2U and edX disclosed his personal viewing information to Facebook without his consent. Plaintiff seeks damages of $2,500 for each violation, punitive damages, injunctive relief and attorney fees. The Company intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of the matter is not presently determinable.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Vendor Commitments
In September 2023, as part of an effort to consolidate vendors to reduce the cost of launching programs, the Company entered into an agreement with an existing vendor to purchase content development and other services at more favorable pricing, with a total minimum commitment of $30.0 million through December 31, 2026.
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. The following table presents the estimated future minimum payments due to university clients as of September 30, 2023.

Future Minimum Payments
(in thousands)
Remainder of 2023	$325
2024	3,825
2025	3,825
2026	3,825
2027	3,825
Thereafter	4,475
Total future minimum payments to university clients	$20,100
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
6.    Restructuring Charges
2022 Strategic Realignment Plan
During the second quarter of 2022, the Company accelerated its planned transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the Company around a single platform allowing it to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, the Company simplified its executive structure, reduced employee headcount, rationalized its real estate footprint and implemented steps to optimize marketing spend. During the third quarter of 2022, the Company completed the planned headcount reductions and consolidated its in-person operations to its offices in Lanham, Maryland and Cape Town, South Africa. In furtherance of the 2022 Strategic Realignment Plan, the Company reduced employee headcount during the third quarter of 2023.
The Company anticipates that it will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $70 million to $75 million. The Company recorded $13.8 million and $11.3 million in restructuring charges related to the 2022 Strategic Realignment Plan for the three months ended September 30, 2023 and 2022, respectively. The Company recorded $21.5 million and $27.0 million in restructuring charges related to the 2022 Strategic Realignment Plan for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the aggregate restructuring charges associated with the plan were $52.2 million. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 9 years.
The following table presents restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$9,956	$110	$—	$—
Lease and lease-related charges	2,815	629	8,972	298
Professional and other fees relating to restructuring activities	230	—	961	20
Other	14	—	—	1,008
	13,015	739	9,933	1,326

Other restructuring charges*	$385	$(54)	$362	$11
Total restructuring charges	$13,400	$685	$10,295	$1,337

*	Includes severance and severance-related costs and lease-related charges.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

2022 Strategic Realignment Plan
Severance and severance-related costs	$11,187	$114	$8,772	$6,431
Lease and lease-related charges	7,087	2,066	8,972	298
Professional and other fees relating to restructuring activities	974	—	1,515	20
Other	40	—	—	1,008
	19,288	2,180	19,259	7,757

Other restructuring charges*	$1,138	$(24)	$1,977	$179
Total restructuring charges	$20,426	$2,156	$21,236	$7,936

*	Includes severance and severance-related costs and lease-related charges.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2022	Additional Costs	Cash Payments	Balance as of September 30, 2023

	(in thousands)
2022 Strategic Realignment Plan
Severance and severance-related costs	$5,225	$11,237	$(5,972)	$10,490
Professional and other fees relating to restructuring activities	923	1,060	(1,391)	592
Lease and lease-related charges	83	9,773	(9,829)	27

Other severance and severance-related costs	461	512	(631)	342
Total restructuring	$6,692	$22,582	$(17,823)	$11,451
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Operating lease expense	$4,372	$5,099	$13,175	$16,471
Short-term lease expense	46	139	115	407
Variable lease expense	1,672	1,811	4,941	5,180
Sublease income	(535)	(427)	(1,443)	(883)
Total lease expense	$5,555	$6,622	$16,788	$21,175

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2023, for the Company’s operating leases, the weighted-average remaining lease term was 6.3 years and the weighted-average discount rate was 10.7%. For the nine months ended September 30, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $18.2 million and $18.8 million, respectively. There were no lease liabilities arising from obtaining right-of-use assets for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, lease liabilities arising from obtaining right-of use assets were $15.5 million.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $4.1 million in aggregate.

September 30, 2023
(in thousands)
Remainder of 2023	$6,102
2024	24,214
2025	20,433
2026	20,983
2027	21,556
Thereafter	49,305
Total lease payments	142,593
Less: imputed interest	(41,106)
Total lease liability	$101,487
8.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	September 30, 2023	December 31, 2022

	(in thousands)
Term loan facilities	$377,150	$566,622
Revolving facility	20,000	—
Convertible senior notes	527,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	2,118	3,688
Less: unamortized debt discount and issuance costs	(46,678)	(17,666)
Total debt	883,090	936,144
Less: current portion of long-term debt	(4,966)	(7,580)
Total long-term debt	$878,124	$928,564
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2025 Notes, which had an estimated fair value of $226.9 million and $241.6 million as of September 30, 2023 and December 31, 2022, respectively, and the 2030 Notes, which had an estimated fair value of $73.2 million as of September 30, 2023. The 2030 Notes, described below, were issued in January 2023. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Term Loan Credit and Guaranty Agreement
On January 9, 2023, the Company entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”), which amended the Company’s existing term loan facilities, previously referred to as the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of the Company’s 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility to the Company in the principal amount of $40 million (the “Revolving Loan Facility”). The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the Company’s 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). If the Company does not refinance or raise capital to reduce its debt in the short term, and in the event that the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025, the Company’s liquidity may not be sufficient to pay off the balance on the accelerated maturity date if the Company does not otherwise sufficiently increase revenues, realize additional operating efficiencies and reduce its expenses. As of September 30, 2023, outstanding borrowings under the Revolving Loan Facility were $20 million and available borrowings under the same facility were $20 million.
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
The Second Amended Credit Agreement contains customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Second Amended Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Second Amended Credit Agreement contains (i) a financial covenant for the benefit of the lenders that requires the Company to maintain minimum Recurring Revenues (as defined in the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the maturity date and (ii) three financial covenants solely for the benefit of the revolving lenders, in respect of a maximum consolidated senior secured net leverage ratio, a maximum consolidated total net leverage ratio, and a minimum consolidated fixed charge coverage ratio. The Second Amended Credit Agreement also provides for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Second Amended Credit Agreement); failure of any material provision of the Second Amended Credit Agreement or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Second Amended Credit Agreement. As of both September 30, 2023 and December 31, 2022, the Company was in compliance with the covenants under the Second Amended Credit Agreement.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
As of September 30, 2023 and December 31, 2022, the balance of unamortized debt discount and issuance costs related to the term loan under the Second Amended Credit Agreement was $23.5 million and $12.8 million, respectively. For the three months ended September 30, 2023 and 2022, the associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 14.3% and 9.0%, respectively. For the nine months ended September 30, 2023 and 2022, the associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 14.2% and 9.0%, respectively. For the three and nine months ended September 30, 2023 the associated interest rate for the revolving loan under the Second Amended Credit Agreement was approximately 10.8% and 10.6%, respectively. For the three months ended September 30, 2023 and 2022, the associated interest expense for these facilities was approximately $14.0 million and $13.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the associated interest expense for these facilities was approximately $40.5 million and $35.4 million, respectively.
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
The net carrying amount of the 2025 Notes consists of the following as of each of the dates indicated:

	September 30, 2023	December 31, 2022

	(in thousands)
Principal	$380,000	$380,000
Unamortized issuance costs	(3,331)	(4,898)
Net carrying amount	$376,669	$375,102
Issuance costs are being amortized to interest expense over the contractual term of the 2025 Notes. Subsequent to the adoption of ASU 2020-06, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the 2025 Notes for the three months ended September 30, 2023 and 2022 was $2.7 million and $2.7 million, respectively. The interest expense related to the 2025 Notes for the nine months ended September 30, 2023 and 2022 was $8.0 million and $8.0 million, respectively.
Holders may convert their 2025 Notes at their option in the following circumstances:

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
As of September 30, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and the Company has the right under the 2025 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2025 Notes are classified as non-current on the condensed consolidated balance sheets.

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
The net carrying amount of the 2030 Notes consist of the following as of the date indicated:

September 30, 2023

(in thousands)
Principal	$147,000
Unamortized debt discount and issuance costs	(19,867)
Net carrying amount	$127,133

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Issuance costs are being amortized to interest expense over the contractual term of the 2030 Notes. The effective interest rate used to amortize the issuance costs was 7.5% and 7.4% for three and nine months ended September 30, 2023, respectively. The interest expense related to the 2030 Notes for the three and nine months ended September 30, 2023 was $2.4 million and $6.7 million, respectively.
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
Deferred Government Grant Obligations
Government grants awarded to the Company in the form of forgivable loans are recorded within long-term debt on the Company’s condensed consolidated balance sheets until all contingencies are resolved and the grants are determined to be realized. The Company has a total of two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027 and the conditional loan agreement with the State of Maryland has a maturity date of June 30, 2028. The interest expense related to these loans for the three and nine months ended September 30, 2023 and 2022 was immaterial. As of September 30, 2023 and December 31, 2022, the Company’s combined accrued interest balance associated with the deferred government grant obligations was $0.7 million and $0.6 million, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of September 30, 2023, the Company has entered into standby letters of credit totaling $12.1 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.
Future Principal Payments
Future principal payments for the term loans under the Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and the government grants, as of the date indicated are as follows:

September 30, 2023
(in thousands)
Remainder of 2023	$950
2024	3,800
2025	383,800
2026	368,600
2027*	1,500
Thereafter*	149,000
Total future principal payments	$907,650

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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provision for the three and nine months ended September 30, 2023 and 2022 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three and nine months ended September 30, 2023 and 2022 was less than 1%. For the three months ended September 30, 2023, the Company’s income tax expense was $0.1 million. For the three months ended September 30, 2022, the Company’s income tax benefit was $0.1 million. For the nine months ended September 30, 2023, the Company’s income tax expense was $0.4 million. For the nine months ended September 30, 2022, the Company’s income tax benefit was $0.5 million.
To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10.    Stockholders’ Equity
Common Stock
As of September 30, 2023, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2023, there were 81,630,808 shares of common stock outstanding, and the Company had reserved a total of 49,302,290 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	5,498,359
Outstanding performance restricted stock units	1,946,407
Outstanding stock options	4,744,465
Reserved for convertible senior notes	37,113,059
Total shares of common stock reserved for future issuance	49,302,290
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
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the second quarter of 2023, shares available for purchase under the ESPP increased by 2,000,000 shares, pursuant to an amendment to the Company’s ESPP to increase the number of authorized shares available under such plan. As of September 30, 2023, 1,917,341 shares remained available for purchase under the ESPP.
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Curriculum and teaching	$37	$59	$128	$155
Servicing and support	2,257	3,061	7,773	11,741
Technology and content development	737	1,288	4,354	7,785
Marketing and sales	1,436	1,013	3,959	4,861
General and administrative	5,973	10,546	19,772	38,198
Total stock-based compensation expense	$10,440	$15,967	$35,986	$62,740
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. RSUs generally vest over a three- or four-year period. The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2022	4,739,861	$14.24
Granted*	4,080,159	6.45
Vested	(2,684,619)	14.74
Forfeited	(637,042)	10.69
Outstanding balance as of September 30, 2023	5,498,359	$8.62

*	Includes 215,054 RSUs issued pursuant to an inducement award outside of the 2014 Plan.
The total fair value of RSUs vested during the three months ended September 30, 2023 and 2022 was $2.8 million and $6.7 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $15.9 million and $23.9 million, respectively. The total compensation expense related to the unvested RSUs not yet recognized as of September 30, 2023 was $37.6 million, and will be recognized over a weighted-average period of approximately 1.9 years.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following tables present a summary of (i) for the nine months ended September 30, 2023, the assumptions used for estimating the fair value of the TSR-performance component of the PRSUs, (ii) for the nine months ended September 30, 2022, the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions and (iii) the Company’s PRSU activity for the period indicated. As of September 30, 2023 and December 31, 2022, there were 1.3 million and 1.0 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of September 30, 2023 and December 31, 2022, and have been excluded from the tables below. No PRSUs were granted during each of the three months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023

Risk-free interest rate	4.68%
Expected term (years)	1.00
Expected volatility	108%
Dividend yield	0%
Weighted-average grant date fair value of the TSR-performance component	$0.39

Nine Months Ended September 30, 2022

Risk-free interest rate	0.39% – 1.88%
Expected term (years)	1.00 – 3.00
Expected volatility	49% – 97%
Dividend yield	0%
Weighted-average grant date fair value per share	$18.67

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2022	1,651,864	$22.74
Granted	1,176,077	9.55
Vested	—	—
Forfeited	(881,534)	19.33
Outstanding balance as of September 30, 2023	1,946,407	$16.04
The total compensation expense related to the unvested PRSUs not yet recognized as of September 30, 2023 was $4.9 million, and will be recognized over a weighted-average period of approximately 1.2 years.
Stock Options
The Stock Plans provide for the issuance of stock options to eligible participants. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over a three- or four-year period.
The following tables summarize the assumptions used for estimating the fair values of the stock options granted for the periods presented. No stock options were granted during the three months ended September 30, 2023.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three Months Ended September 30, 2022

Risk-free interest rate	3.0%
Expected term (years)	5.78
Expected volatility	79%
Dividend yield	0%
Weighted-average grant date fair value per share	$7.78

	Nine Months Ended September 30,
	2023	2022

Risk-free interest rate	3.6%	1.9% – 3.0%
Expected term (years)	5.69	5.63 – 5.78
Expected volatility	87%	75% – 79%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$4.93	$7.02
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2022	5,195,538	$25.28	5.88	$78
Granted	66,910	6.76	8.50
Exercised	(17,166)	6.38	0.65
Forfeited	(169,427)	10.80
Expired	(331,390)	19.55
Outstanding balance as of September 30, 2023	4,744,465	26.01	4.75	—
Exercisable as of September 30, 2023	3,511,374	$30.56	3.79	$—
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.1 million and $3.2 million, respectively.
The total compensation expense related to the unvested options not yet recognized as of September 30, 2023 was $8.6 million, and will be recognized over a weighted-average period of approximately 1.4 years.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three and Nine Months Ended September 30,
	2023	2022

Stock options	4,744,465	5,428,679
Restricted stock units	5,498,359	4,594,782
Performance restricted stock units	1,946,407	2,248,104
Shares related to convertible senior notes	29,776,706	13,443,374
Total antidilutive securities	41,965,937	25,714,939
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator (in thousands):
Net loss	$(47,443)	$(121,676)	$(275,159)	$(310,308)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	81,515,246	77,692,911	80,470,221	77,013,180
Net loss per share, basic and diluted	$(0.58)	$(1.57)	$(3.42)	$(4.03)
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
Significant Customers
For the three months ended September 30, 2023, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated revenue, contributing $29.8 million, or approximately 13.0% of the Company’s consolidated revenue. Of the $29.8 million of revenue from this university client, $25.8 million related to portfolio management activities. For the three months ended September 30, 2022, no university clients accounted for 10% or more of the Company’s consolidated revenue. For the nine months ended September 30, 2023 and September 30, 2022, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of September 30, 2023, two university clients in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $15.9 million and $12.7 million, or approximately 14.1% and 11.2% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2022, one university client in the Degree Program Segment each accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $7.3 million, or approximately 12% of the Company’s consolidated accounts receivable, net balance.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$137,604	$137,242	$397,578	$434,499
Alternative Credential Segment	92,095	94,996	292,714	292,532
Total revenue	$229,699	$232,238	$690,292	$727,031

Segment profitability**
Degree Program Segment	$43,647	$44,907	$123,962	$120,264
Alternative Credential Segment	(15,018)	(12,389)	(43,350)	(53,564)
Total segment profitability	$28,629	$32,518	$80,612	$66,700

Segment profitability margin***
Degree Program Segment	31.7%	32.7%	31.2%	27.7%
Alternative Credential Segment	(16.3)	(13.0)	(14.8)	(18.3)
Total segment profitability margin	12.5%	14.0%	11.7%	9.2%

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three and nine months ended September 30, 2023 and 2022.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(47,443)	$(121,676)	$(275,159)	$(310,308)
Adjustments:
Stock-based compensation expense	10,440	15,967	35,986	62,740
Other (income) expense, net	1,585	1,845	751	4,242
Net interest expense	18,804	15,644	53,941	42,942
Income tax expense (benefit)	107	(59)	430	(474)
Depreciation and amortization expense	29,498	29,313	86,846	95,070
Impairment charges	—	79,509	134,117	138,291
Debt modification expense and loss on debt extinguishment	—	—	16,735	—
Restructuring charges	14,085	11,632	22,582	29,172
Other*	1,553	343	4,383	5,025
Total adjustments	76,072	154,194	355,771	377,008
Total segment profitability	$28,629	$32,518	$80,612	$66,700

*
Includes (i) transaction and integration expense of $0.1 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively, and (ii) litigation-related expense of $1.5 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	September 30, 2023	December 31, 2022

	(in thousands)
Total assets
Degree Program Segment	$380,162	$459,252
Alternative Credential Segment	1,157,773	1,351,607
Total assets	$1,537,935	$1,810,859
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $28.1 million and $24.5 million for the three months ended September 30, 2023 and 2022, respectively. The Company’s non-U.S. revenue was $87.6 million and $79.8 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of September 30, 2023 and December 31, 2022 totaled approximately $3.7 million and $4.5 million, respectively.

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

	September 30, 2023	December 31, 2022

	(in thousands)
Degree Program Segment accounts receivable	$38,730	$14,212
Degree Program Segment unbilled revenue	42,161	14,896
Alternative Credential Segment accounts receivable	39,294	51,360
Total	120,185	80,468
Less: Provision for credit losses	(6,983)	(17,642)
Trade accounts receivable, net	$113,202	$62,826
The Company regularly reviews its portfolio of offerings for alignment with its business objectives, including cost to operate, expected enrollments, and other factors, and from time to time, the Company has entered into, and may in the future enter into, agreements to strategically exit certain programs. As of September 30, 2023 and December 31, 2022, the Company had balances of $23.4 million and $6.4 million, respectively, of unbilled revenue associated with portfolio management activities within accounts receivable, net on the condensed consolidated balance sheets. In addition, as of September 30, 2023 and December 31, 2022, the Company had balances of $18.6 million and $6.3 million, respectively, of non-current accounts receivable associated with portfolio management activities within other assets, non-current on the condensed consolidated balance sheets. These non-current accounts receivable are typically due within 12 to 24 months.
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$17,642
Current period provision	3,393
Amounts written off	(14,038)
Foreign currency translation adjustments	(14)
Balance as of September 30, 2023	$6,983
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	September 30, 2023	December 31, 2022

	(in thousands)
Other receivables, amortized cost	$54,326	$52,180
Less: Provision for credit losses	(6,742)	(3,579)
Other receivables, net	$47,584	$48,601
Other receivables, net, current	$29,196	$33,813
Other receivables, net, non-current	$18,388	$14,788
The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$3,579
Current period provision	3,163
Balance as of September 30, 2023	$6,742
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of September 30, 2023, 78% of other receivables, net due under extended payment plans were current.
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

	September 30, 2023
	Year of Origination
	2023	2022	2021	2020	2019 & Prior	Total

	(in thousands)
Credit Quality Tier
High	$11,506	$3,730	$206	$837	$547	$16,826
Mid	12,130	4,935	1,996	1,823	1,753	22,637
Low	5,692	2,942	2,304	1,822	2,103	14,863
Total	$29,328	$11,607	$4,506	$4,482	$4,403	$54,326

	December 31, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$15,737	$2,285	$48	$18	$115	$18,203
Mid	14,005	3,773	1,239	1,363	392	20,772
Low	6,160	3,099	1,677	1,939	330	13,205
Total	$35,902	$9,157	$2,964	$3,320	$837	$52,180

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

	September 30, 2023	December 31, 2022

	(in thousands)
Degree Program Segment deferred revenue	$24,400	$1,245
Alternative Credential Segment deferred revenue	91,876	88,916
Total contract liabilities	$116,276	$90,161
For the Degree Program Segment, revenue recognized related to the deferred revenue balances that existed at the end of each preceding year was insignificant for each of the three months ended September 30, 2023 and 2022. Revenue recognized in this segment during the nine months ended September 30, 2023 and 2022 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.2 million and $1.5 million, respectively.
For the Alternative Credential Segment, during the three months ended September 30, 2023 and 2022 the Company recognized $1.4 million and $7.3 million of revenue related to its deferred revenue balances that existed at the end of each preceding year. Revenue recognized in this segment during the nine months ended September 30, 2023 and 2022 that was included in the deferred revenue balance that existed at the end of each preceding year was $72.4 million and $73.8 million, respectively.
Contract Acquisition Costs
The Degree Program Segment had $0.5 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. For each of the nine months ended September 30, 2023 and 2022, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
14.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $44.8 million and $35.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s accrued but unpaid capital expenditures were $3.4 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale. We provide 81 million people worldwide with access to world-class education in partnership with 250 top-ranked global universities and other leading organizations. Through edX, our education consumer marketplace, we offer more than 4,400 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, micro-credentials, professional certificates as well as undergraduate and graduate degree programs.
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

January 2023 Debt Refinancing
In January 2023, we entered into an agreement to amend our First Amended Term Loan Agreement to, among other things, extend the maturity date from December 2024 to December 2026. In connection with amending the terms and extending the maturities under the First Amended Term Loan Agreement, we issued the 2030 Notes with an aggregate principal amount of $147.0 million. We used cash on hand and the $127.1 million of net proceeds from the 2030 Notes to reduce the outstanding principal amount of secured debt under our Amended Term Loan Facilities from $567 million to $380 million. As part of the refinancing transaction, in addition to extending the maturity date, the lenders provided us with a senior secured first lien revolving loan facility in the principal amount of $40 million. In connection with this refinancing event, during the first quarter of 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense. Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt.
2022 Strategic Realignment Plan
During the second quarter of 2022, we accelerated our planned transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, in 2022, we simplified our executive structure, reduced employee headcount, rationalized our real estate footprint and implemented steps to optimize marketing spend. In furtherance of the 2022 Strategic Realignment Plan, we reduced our employee headcount during the third quarter of 2023. We expect to generate approximately $55.0 million in annualized cost savings as a result.
Implementation of the 2022 Strategic Realignment Plan has resulted in improved profitability, and we expect it will lead to further profitability improvements going forward.
Our Business Model and Components of Operating Results
The key elements of our business model and components of our operating results are described below.
Revenue Drivers
In our Degree Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. Our contracts generally have 10 to 15 year terms and do not include termination rights for convenience. We regularly review our portfolio of offerings for alignment with our business objectives, including cost to operate, expected enrollments, and other factors, and from time to time, we have entered into, and we may in the future enter into, agreements to strategically exit certain programs. These portfolio management agreements may provide for compensation related to the transfer of these programs and make-whole fees. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our executive education programs, boot camps, and premium online open courses. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.
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

Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended September 30, 2023 and 2022
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended September 30,
	2023		2022		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$229,699	100.0%	$232,238	100.0%	$(2,539)	(1.1)%
Costs and expenses
Curriculum and teaching	32,143	14.0	31,558	13.6	585	1.9
Servicing and support	31,484	13.7	36,110	15.5	(4,626)	(12.8)
Technology and content development	45,877	20.0	43,976	18.9	1,901	4.3
Marketing and sales	96,256	41.9	94,311	40.6	1,945	2.1
General and administrative	36,801	16.0	39,388	17.0	(2,587)	(6.6)
Restructuring charges	14,085	6.1	11,632	5.0	2,453	21.1
Impairment charges	—	—	79,509	34.2	(79,509)	(100.0)
Total costs and expenses	256,646	111.7	336,484	144.8	(79,838)	(23.7)
Loss from operations	(26,947)	(11.7)	(104,246)	(44.8)	77,299	(74.2)
Interest income	363	0.2	269	0.1	94	34.9
Interest expense	(19,167)	(8.3)	(15,913)	(6.9)	(3,254)	20.4
Other income (expense), net	(1,585)	(0.7)	(1,845)	(0.8)	260	(14.1)
Loss before income taxes	(47,336)	(20.5)	(121,735)	(52.4)	74,399	(61.1)
Income tax (expense) benefit	(107)	0.0	59	—	(166)	(281.4)
Net loss	$(47,443)	(20.5)%	$(121,676)	(52.4)%	$74,233	(61.0)%
Revenue. Revenue for the three months ended September 30, 2023 decreased $2.5 million, or 1.1%, to $229.7 million as compared to $232.2 million in 2022.
Revenue from our Degree Program Segment increased $0.4 million, or 0.3%, and included $25.8 million of revenue from portfolio management activities related to the mutually negotiated exit of certain degree programs. Average revenue per full course equivalent (“FCE”) enrollment increased from $2,404 to $3,039, or 26.4%, primarily driven by the revenue acceleration from fees received in connection with portfolio management activities. This increase was partially offset by a decrease in FCE enrollments of 11,808, or 20.7%, primarily driven by portfolio management activities and the impact of our transition to a new marketing framework in mid-2022 in connection with the 2022 Strategic Realignment Plan.
Revenue from our Alternative Credential Segment decreased $2.9 million, or 3.1%. Average revenue per FCE enrollment decreased from $3,850 to $3,428, or 11.0%. This decrease was partially offset by an increase in FCE enrollments of 2,190, or 9.5%.
Curriculum and Teaching. Curriculum and teaching expense increased $0.6 million, or 1.9%, to $32.1 million as compared to $31.6 million in 2022. This increase was primarily due to higher revenue in certain offerings in our Alternative Credential Segment resulting in increased amounts due to university clients.
Servicing and Support. Servicing and support expense decreased $4.6 million, or 12.8%, to $31.5 million as compared to $36.1 million in 2022. This decrease was primarily due to a decrease in personnel and personnel-related expense.
Technology and Content Development. Technology and content development expense increased $1.9 million, or 4.3%, to $45.9 million as compared to $44.0 million in 2022. This increase was primarily due to a $1.9 million increase in expenses to support our platform and software applications and a $1.2 million increase in personnel and personnel-related expense. These increases were partially offset by a $1.0 million decrease in depreciation and amortization expense.

Marketing and Sales. Marketing and sales expense increased $1.9 million, or 2.1%, to $96.3 million as compared to $94.3 million in 2022. This increase was primarily due to a $3.3 million increase in marketing expense, partially offset by a $1.0 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense decreased $2.6 million, or 6.6%, to $36.8 million as compared to $39.4 million in 2022. This decrease was primarily due to a $5.0 million decrease in personnel and personnel-related expense and a $1.2 million decrease in lease and facility costs. These decreases were partially offset by a $1.2 million increase in certain litigation-related expense.
Impairment Charges. In the third quarter of 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively. There was no corresponding charge in the third quarter of 2023.
Restructuring Charges. Restructuring charges increased $2.5 million, or 21.1%, to $14.1 million as compared to $11.6 million in 2022. Restructuring charges for the three months ended September 30, 2023 include $10.0 million in severance and severance-related expense from employee headcount reductions made in the third quarter in furtherance of the 2022 Strategic Realignment Plan and $3.4 million in lease and facility exit costs in connection with the 2022 Strategic Realignment Plan. Restructuring charges for the three months ended September 30, 2022 include $9.3 million in lease and facility exit costs in connection with the 2022 Strategic Realignment Plan.
Net Interest Income (Expense). Net interest expense increased $3.2 million, or 20.2%, to $18.8 million as compared to $15.6 million in 2022. This increase was primarily due to a $2.4 million increase in interest expense related to the 2030 Notes that were issued in January 2023 and a $0.8 million increase in interest expense incurred under our Second Amended Credit Agreement.
Other Income (Expense), Net. Other expense, net was $1.6 million for the three months ended September 30, 2023, as compared to other expense, net of $1.8 million for the three months ended September 30, 2022. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the three months ended September 30, 2023, we recognized income tax expense of $0.1 million, and our effective tax rate was less than 1%. For the three months ended September 30, 2022, we recognized an income tax benefit of $0.1 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Nine Months Ended September 30, 2023 and 2022
The following table presents selected condensed consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
	2023		2022		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$690,292	100.0%	$727,031	100.0%	$(36,739)	(5.1)%
Costs and expenses
Curriculum and teaching	99,085	14.4	96,933	13.3	2,152	2.2
Servicing and support	101,178	14.7	112,795	15.5	(11,617)	(10.3)
Technology and content development	135,611	19.6	140,649	19.3	(5,038)	(3.6)
Marketing and sales	292,313	42.3	341,643	47.0	(49,330)	(14.4)
General and administrative	108,708	15.7	131,146	18.0	(22,438)	(17.1)
Restructuring charges	22,582	3.3	29,172	4.0	(6,590)	(22.6)
Impairment charge	134,117	19.4	138,291	19.0	(4,174)	(3.0)
Total costs and expenses	893,594	129.4	990,629	136.1	(97,035)	(9.8)
Loss from operations	(203,302)	(29.4)	(263,598)	(36.1)	60,296	(22.9)
Interest income	1,099	0.2	767	0.1	332	43.3
Interest expense	(55,040)	(8.0)	(43,709)	(6.0)	(11,331)	25.9
Debt modification expense and loss on debt extinguishment	(16,735)	(2.4)	—	—	(16,735)	*
Other income (expense), net	(751)	(0.1)	(4,242)	(0.6)	3,491	(82.3)
Loss before income taxes	(274,729)	(39.7)	(310,782)	(42.6)	36,053	(11.6)
Income tax (expense) benefit	(430)	(0.1)	474	0.1	(904)	(190.7)
Net loss	$(275,159)	(39.8)%	$(310,308)	(42.5)%	$35,149	(11.3)%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the nine months ended September 30, 2023 decreased $36.7 million, or 5.1%, to $690.3 million as compared to $727.0 million in 2022.
Revenue from our Degree Program Segment decreased $36.9 million, or 8.5% and included $33.4 million of revenue from portfolio management activities related to the mutually negotiated exit of certain degree programs. FCE enrollments decreased by 28,739, or 16.0%, primarily driven by portfolio management activities and the impact of our transition to a new marketing framework in mid-2022 in connection with the 2022 Strategic Realignment Plan. Average revenue per FCE enrollment increased from $2,414 to $2,628, or 8.9%, primarily driven by the revenue acceleration from fees received in connection with portfolio management activities.
Revenue from our Alternative Credential Segment was flat. FCE enrollments increased by 3,913, or 5.7%, and average revenue per FCE enrollment decreased from $3,917 to $3,716, or 5.1%.
Curriculum and Teaching. Curriculum and teaching expense increased $2.2 million, or 2.2%, to $99.1 million as compared to $96.9 million in 2022. This increase was primarily due to higher revenue in certain offerings in our Alternative Credential Segment resulting in increased amounts due to university clients.
Servicing and Support. Servicing and support expense decreased $11.6 million, or 10.3%, to $101.2 million as compared to $112.8 million in 2022. This decrease was primarily due to a $9.8 million decrease in personnel and personnel-related expense and a $2.3 million decrease in other student support costs.
Technology and Content Development. Technology and content development expense decreased $5.0 million, or 3.6%, to $135.6 million as compared to $140.6 million in 2022. This decrease was primarily due to a $4.2 million decrease in depreciation and amortization expense, a $2.4 million decrease in professional fees and other costs to support technology and content development, and a $1.8 million decrease in lease and facility costs. These decreases were partially offset by a $4.4 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense decreased $49.3 million, or 14.4%, to $292.3 million as compared to $341.6 million in 2022. This decrease was primarily due to a $34.9 million decrease in marketing expense from the implementation of a more efficient marketing framework in connection with the 2022 Strategic Realignment Plan, a $8.5 million decrease in personnel and personnel-related expense, and a $5.0 million decrease in depreciation and amortization expense.
General and Administrative. General and administrative expense decreased $22.4 million, or 17.1%, to $108.7 million as compared to $131.1 million in 2022. This decrease was primarily due to a $21.1 million decrease in personnel and personnel-related expense, a $3.6 million decrease in lease and facility costs, and a $2.9 million decrease in transaction and integration expense. These decreases were partially offset by a $1.5 million increase in professional fees and a $2.5 million increase in certain litigation-related expense.
Impairment Charges. In the second quarter of 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. In the first and third quarter of 2022, we recorded impairment charges of $28.8 million and $50.2 million to goodwill, respectively, and $30.0 million and $29.3 million to the indefinite-lived intangible asset, respectively.
Restructuring Charges. Restructuring charges decreased $6.6 million, or 22.6%, to $22.6 million as compared to $29.2 million in 2022. Restructuring charges for the nine months ended September 30, 2023 include $11.3 million in severance and severance-related expense, primarily from employee headcount reductions made in the third quarter in furtherance of the 2022 Strategic Realignment Plan, and $9.2 million in lease and facility exit costs in connection with the 2022 Strategic Realignment Plan. Restructuring charges for the nine months ended September 30, 2022 include $15.2 million in severance and severance-related expense and $9.3 million in lease and facility exit costs, each in connection with the 2022 Strategic Realignment Plan.
Net Interest Income (Expense). Net interest expense increased $11.0 million, or 25.6%, to $53.9 million as compared to $42.9 million in 2022. This increase was primarily due to a $6.8 million increase in interest expense related to the 2030 Notes that were issued in January 2023 and a $4.9 million increase in interest expense incurred under our Second Amended Credit Agreement.
Debt modification expense and loss on debt extinguishment. In the first quarter of 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense related to the refinancing of the Second Amended Credit Agreement.
Other Income (Expense), Net. Other income, net was $0.8 million for the nine months ended September 30, 2023, as compared to other expense, net of $4.2 million for the nine months ended September 30, 2022. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit. For the nine months ended September 30, 2023, we recognized income tax expense of $0.4 million, and our effective tax rate was less than 1%. For the nine months ended September 30, 2022, we recognized an income tax benefit of $0.5 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

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
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(47,443)	$(121,676)	$(275,159)	$(310,308)
Adjustments:
Stock-based compensation expense	10,440	15,967	35,986	62,740
Other (income) expense, net	1,585	1,845	751	4,242
Net interest expense	18,804	15,644	53,941	42,942
Income tax expense (benefit)	107	(59)	430	(474)
Depreciation and amortization expense	29,498	29,313	86,846	95,070
Impairment charges	—	79,509	134,117	138,291
Debt modification expense and loss on debt extinguishment	—	—	16,735	—
Restructuring charges	14,085	11,632	22,582	29,172
Other*	1,553	343	4,383	5,025
Total adjustments	76,072	154,194	355,771	377,008
Total segment profitability	$28,629	$32,518	$80,612	$66,700

*
Includes (i) transaction and integration expense of $0.1 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively, and (ii) litigation-related expense of $1.5 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Three Months Ended September 30, 2023 and 2022
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended September 30,		Period-to-Period Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$137,604	$137,242	$362	0.3%
Alternative Credential Segment	92,095	94,996	(2,901)	(3.1)
Total revenue	$229,699	$232,238	$(2,539)	(1.1)%

Segment profitability
Degree Program Segment	$43,647	$44,907	$(1,260)	(2.8)%
Alternative Credential Segment	(15,018)	(12,389)	(2,629)	(21.2)
Total segment profitability	$28,629	$32,518	$(3,889)	(12.0)%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended September 30, 2023 and 2022.
Degree Program Segment profitability decreased $1.3 million, or 2.8%, to $43.6 million as compared to $44.9 million in 2022.
Alternative Credential Segment profitability decreased $2.6 million, or 21.2%, to $(15.0) million as compared to $(12.4) million in 2022. This decrease was primarily due a $2.9 million decrease in revenue.
Nine Months Ended September 30, 2023 and 2022
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Nine Months Ended September 30,		Period-to-Period Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$397,578	$434,499	$(36,921)	(8.5)%
Alternative Credential Segment	292,714	292,532	182	0.1
Total revenue	$690,292	$727,031	$(36,739)	(5.1)%

Segment profitability
Degree Program Segment	$123,962	$120,264	$3,698	3.1%
Alternative Credential Segment	(43,350)	(53,564)	10,214	19.1%
Total segment profitability	$80,612	$66,700	$13,912	20.9%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the nine months ended September 30, 2023 and 2022.
Degree Program Segment profitability increased $3.7 million, or 3.1%, to $124.0 million as compared to $120.3 million in 2022. This increase was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan, partially offset by a $36.9 million decrease in revenue.
Alternative Credential Segment profitability increased $10.2 million, or 19.1%, to $(43.4) million as compared to $(53.6) million in 2022. This decrease was primarily due to lower operating expenses due to the implementation of the 2022 Strategic Realignment Plan.

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $41.1 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the 2025 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the 2025 Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2025 Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted 2025 Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the 2025 Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of September 30, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and we have the right under the Indenture to determine the method of settlement at the time of conversion, and the 2025 Notes, therefore, are classified as a non-current on the condensed consolidated balance sheets.
In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (the “Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “2021 Term Loan Facilities”), which had an initial maturity date of December 28, 2024. Loans under this facility, which was amended in January 2023 as described below, bore interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. We used the proceeds of the 2021 Term Loan Facilities to fund a portion of the edX acquisition and to pay related costs, fees and expenses. On November 4, 2021, we entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facilities”) primarily to provide for an incremental facility to us in an original principal amount of $100 million. The proceeds of the Amended Term Loan Facilities may be used for general corporate purposes.
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
In January 2023, we consummated the issuance of the notes (“the 2030 Notes”) in an aggregate principal amount of $147.0 million in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2030 Notes are governed by an indenture (“the 2030 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by us or converted. At any time from, and after January 11, 2023, the 2030 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. The net proceeds from the issuance of the 2030 Notes were $127.1 million. We used the proceeds from the offering of the 2030 Notes, along with cash on our balance sheet, to repay a portion of the amounts outstanding under the Amended Term Loan Facilities. We have the right under the 2030 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2030 Notes are classified as non-current on the condensed consolidated balance sheets.
Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt. Refer to the risks described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the risks related to our indebtedness and capital structure. Specifically, refer to the risk factor titled, “We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.”
We have financed our operations primarily through payments from our clients and students for our technology and services, the borrowings under our Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and public and private equity financings. Our portfolio management activities also contribute to working capital, typically over a 12 to 24 month period based on mutually agreed payment terms. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under the Second Amended Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. The implementation of the 2022 Strategic Realignment Plan has resulted in improved profitability and we expect this will lead to further profitability improvements going forward. We believe these profitability improvements will be further aided by our long-term revenue contracts. Our ability to support our cash requirements in the long term will depend on many factors, including our ability to realize the anticipated benefits of the 2022 Strategic Realignment Plan and our ability to obtain equity or debt financing on reasonable terms. We regularly evaluate our liquidity position, debt obligations, maturity schedule and anticipated cash needs, and may consider capital raising, refinancing and other market opportunities that may be available to us to optimize our balance sheet. We are currently evaluating options to refinance our debt in the short term. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of our 2025 Notes remain outstanding on January 30, 2025, January 30, 2025). If we do not refinance or raise capital to reduce our debt in the short term, and in the event that the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025, our liquidity may not be sufficient to pay off the balance on the accelerated maturity date if we do not otherwise sufficiently increase revenues, realize additional operating efficiencies and reduce its expenses.
Our operations require us to make capital expenditures for content development, capitalized technology, and property and equipment and to service our debt. During the nine months ended September 30, 2023 and 2022, our capital asset additions were $40.1 million and $61.8 million, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(17,520)	$(1,442)
Net cash used in investing activities	(36,576)	(54,049)
Net cash used in financing activities	(73,513)	(4,738)
Effect of exchange rate changes on cash	(1,118)	(4,530)
Net decrease in cash, cash equivalents and restricted cash	$(128,727)	$(64,759)
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
The following sections set forth the components of our $17.5 million of cash provided by operating activities during the nine months ended September 30, 2023.
Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the nine months ended September 30, 2023 (in thousands):

Net loss	$(275,159)
Non-cash interest expense	10,488
Depreciation and amortization expense	86,846
Stock-based compensation expense	35,986
Non-cash lease expense	13,164
Restructuring charges	838
Impairment charges	134,117
Provision for credit losses	6,558
Loss on debt extinguishment	12,123
Other	794
Net loss (adjusted for non-cash charges)	$25,755
Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash used in changes in operating assets and liabilities during the nine months ended September 30, 2023 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(56,819)
Cash used in prepaid expenses, other assets, and other liabilities, net	(32,692)
Cash provided by accounts payable and accrued expenses	19,888
Cash provided by deferred revenue	26,348
Net cash used in changes in operating assets and liabilities	$(43,275)
From December 31, 2022 to September 30, 2023:
•Accounts receivable, net and other receivables, net increased $56.8 million. The increase in accounts receivable, net and other receivables, net was primarily due to the timing of our Degree Program Segment clients’ academic terms, an increase of $17.0 million in accounts receivable from portfolio management activities, and an increase of $15.0 million due to the timing of collections from university partners.
•Accounts payable and accrued expenses increased $19.9 million, primarily due to an increase in accrued restructuring and an increase in accrued compensation and related benefits.
•Other liabilities decreased $31.6 million, primarily due to a decrease in our lease liability and a decrease in amounts payable for proceeds received from students enrolled in certain alternative credential offerings that are payable to an associated university client.
•Deferred revenue increased $26.3 million, primarily due to the timing of our clients’ academic terms.
Investing Activities
Our investing activities primarily consist of strategic acquisitions, divestitures and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.

During the nine months ended September 30, 2023, net cash used in investing activities was $36.6 million. This use of cash was driven by cash outflows of $32.4 million for the addition of amortizable intangible assets and $4.3 million for purchases of property and equipment.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units, and cash proceeds from the exercise of stock options.
During the nine months ended September 30, 2023, net cash used in financing activities was $73.5 million. This use of cash was driven by net cash outflows of $74.8 million under the Second Amended Credit Agreement and the 2030 Notes and $1.0 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by $2.2 million from cash proceeds received from employee stock purchase plan share purchases and the exercise of stock options.
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
During the third quarter of 2023, we experienced a significant decline in our market capitalization, which management deemed to be a triggering event related to our goodwill. We performed an interim impairment assessment as of September 30, 2023. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by more than 10%.
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
As of September 30, 2023 and December 31, 2022, the goodwill balance was $712.6 million and $734.6 million, respectively. As of September 30, 2023 the Degree Program reporting unit and the Alternative Credential reporting unit had goodwill balances of $192.5 million and $520.2 million, respectively. It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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
Other Indefinite-lived Intangible Assets
In November 2021, we acquired an indefinite-lived intangible asset, which represented the established edX trade name. We concluded that due to changes in facts and circumstances, effective July 1, 2023, the edX trade name should no longer have an indefinite useful life. We began amortizing the edX trade name on a straight-line basis over its estimated remaining useful life of 25 years. The impact of this change in accounting estimate was immaterial to our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2023. We expect the impact to be immaterial in future quarters. Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the edX trade name.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Degree Program Segment
FCE enrollments	45,284	57,092	151,265	180,004
Average revenue per FCE enrollment*	$3,039	$2,404	$2,628	$2,414
Alternative Credential Segment**
FCE enrollments	25,318	23,128	73,148	69,235
Average revenue per FCE enrollment	$3,428	$3,850	$3,716	$3,917

*	Average revenue per FCE enrollment includes revenue from portfolio management activities.
**
FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $5.3 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively. FCE enrollments and average revenue per FCE exclude the impact of enrollments in edX offerings and the related revenue of $20.9 million and $21.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(47,443)	$(121,676)	$(275,159)	$(310,308)
Adjustments:
Stock-based compensation expense	10,440	15,967	35,986	62,740
Other (income) expense, net	1,585	1,845	751	4,242
Net interest expense	18,804	15,644	53,941	42,942
Income tax expense (benefit)	107	(59)	430	(474)
Depreciation and amortization expense	29,498	29,313	86,846	95,070
Impairment charges	—	79,509	134,117	138,291
Debt modification expense and loss on debt extinguishment	—	—	16,735	—
Restructuring charges	14,085	11,632	22,582	29,172
Other*	1,553	343	4,383	5,025
Total adjustments	76,072	154,194	355,771	377,008
Adjusted EBITDA	$28,629	$32,518	$80,612	$66,700

*
Includes (i) transaction and integration expense of $0.1 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively, and (ii) litigation-related expense of $1.5 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on February 21, 2023.
Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement will bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. As of September 30, 2023, borrowings under our Second Amended Credit Agreement were $377.2 million. A hypothetical increase in interest rates by 100 basis points would not have a material impact on our financial position.
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
For the three months ended September 30, 2023 and 2022, our foreign currency translation adjustment losses were $0.2 million and $5.6 million, respectively. For the nine months ended September 30, 2023 and 2022, our foreign currency translation adjustment losses were $7.1 million and $6.0 million, respectively.
For the three months ended September 30, 2023 and 2022, we recognized a foreign currency exchange loss of $1.6 million and $1.8 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023 and 2022, we recognized a foreign currency exchange loss of $0.8 million and $4.6 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended September 30, 2023 was 12% and 8% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended September 30, 2022 was 11% and 7% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the nine months ended September 30, 2023 and 2022, however, our business could be affected by inflation in the future. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2023 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.1	December 22, 2022

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

November 9, 2023	By:	/s/ Christopher J. Paucek
Christopher J. Paucek
Chief Executive Officer

November 9, 2023	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer