Form 10-K
period 2023-12-31
2U, Inc.
filed 2024-03-06
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation     received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the 69,415,504 shares of the registrant’s common stock held by non-affiliates as of June 30, 2023 (computed based on the closing price on such date as reported on The Nasdaq Global Select Market) was $279,744,481.
As of February 29, 2024, there were 83,644,026 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2024 Annual Meeting of Stockholders, or an amendment on Form 10-K/A are incorporated by reference in Part III of this Form 10-K.

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
•our ability to maintain minimum Recurring Revenue (as defined by the Second Amended Credit Agreement) or other financial ratios during required periods through the maturity date of our Second Amended Credit Agreement (as defined below);
•the acceptance, adoption and growth of online learning by colleges and universities, faculty, students, employers, accreditors and state and federal licensing bodies;
•the impact of competition on our industry and innovations by competitors;
•our ability to comply with evolving regulations and legal obligations related to data privacy, data protection, artificial intelligence and information security;
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
•our ability to service our substantial indebtedness and comply with the covenants and conversion obligations contained in the Indenture (as defined below) governing our Convertible Notes (as defined below) and the Second Amended Credit Agreement (as defined below) governing our term loan facilities;
•our ability to implement our platform strategy and achieve the expected benefits;
•our ability to generate sufficient future operating cash flows from recent acquisitions to ensure related goodwill is not impaired;
•our ability to execute our growth strategy including expansion internationally and growing our enterprise business;
•our ability to continue to recruit prospective students for our offerings;
•our ability to maintain or increase student retention rates in our degree programs;
•our ability to attract, hire and retain senior management and other key personnel;
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
•the expected impact of our 2022 Strategic Realignment Plan, or similar performance improvement initiatives and the estimated savings and amounts expected to be incurred in connection therewith;
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
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (2u.com), the investor relations section of our website (investor.2u.com), our Twitter account (@2Uinc), and our blogs (2u.com/newsroom and press.edx.org). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

PART I
Item 1.    Business
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale.
We provide 83 million people worldwide with access to world-class education in partnership with 260 top-ranked global universities and other leading organizations. Through edX, our education consumer marketplace, we offer more than 4,500 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, professional certificates as well as undergraduate and graduate degree programs. Our offerings cover a wide range of topics, including artificial intelligence, business, healthcare, education, and social work, and provide learners with an affordable pathway to achieve both short-term and long-term professional and educational goals. Our platform provides our clients with the digital infrastructure to launch world-class online education offerings and allows students to easily access high-quality, job-relevant education without the barriers of cost or location.
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
In our Alternative Credential Segment, we provide premium online open courses, executive education offerings, technical, skills-based boot camps to individual consumers through relationships with nonprofit colleges and universities and other leading organizations. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings. In addition to selling these offerings directly to individuals, we also offer an enterprise solution that we sell to organizations and institutions, including leading corporations, non-profits, governments and governmental entities to enable upskilling and reskilling of their workforces.
Our Platform
Our platform consists of a seamlessly integrated ecosystem of technology, people and data. Through our platform, we provide the tools and services our clients need to bring their education offerings online, at scale and we provide learners with flexible, high-quality learning opportunities across an expansive range of topics to support their educational and career goals.
edX Marketplace
edX.org provides access to the full catalog of online offerings that we enable, ranging from free offerings to graduate degrees. This thriving marketplace allows us to connect a large base of learners with our comprehensive range of high-quality education offerings and identify new high-intent learners efficiently.
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
Our Technology
•Learning Technology – For many of our offerings, including all of our open courses, our clients leverage an open source learning technology platform (the “Open edX Platform”). We have customized this learner-centric, scalable learning platform to enable our clients to easily build and launch offerings on edX. For certain degree, executive education and boot camp offerings, we use other learning platforms that provide an integrated hub for students to access coursework and learning modules, interact with tutors and peers, attend live classes, and review assignment grading and tutor feedback. Our STEM-based education tools and collaborative annotation technology, together with AI-powered translation and summarization tools, significantly enhance the learning experience for students and the instruction capabilities for faculty.

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
•Data and Analytics Support – Our platform enables us to measure user interactions from their first introduction to a program all the way through completion. This allows us to analyze and understand the types of offerings a given student will be most successful in and helps us determine the level of support they need. In addition, instructors and faculty are able to leverage platform tools so they can better understand how their students are performing and who may need additional help.
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
•Curriculum and Learning Services. Our platform enables faculty of our university clients to author and publish high-quality content for their offerings efficiently. We provide course strategy and design consultation services and other self-help resources to assist faculty in creating engaging course content. For certain offerings, we provide learning design and development experts to collaborate with faculty to produce high-quality, engaging, online coursework and content for our university clients’ offerings. We use a variety of technology tools that allow us to scale our curriculum and learning services, including a learning management system to author and host asynchronous learning activities and make real-time updates in certain quickly evolving fields. We also use tools to streamline scheduling, grading and student collaboration in the virtual learning environment for students and professors. While our university clients are generally responsible for hiring and training faculty for our degree offerings, for our executive education and boot camp offerings, we also recruit, hire and train faculty.
•Marketing Services. Our marketing efforts leverage the strength of the edX brand and the popularity of edX.org to enable learners to find our offerings through free or low-cost acquisition channels. The edX platform gives us access to a large global audience, a comprehensive library of educational content, and a trusted brand with significant consumer recognition. Through data analytics, artificial intelligence and machine learning techniques, we connect learners with the appropriate high-quality learning experiences based on their skill sets and learning goals. We also deploy program-specific marketing campaigns, primarily for our university clients’ degree programs and our boot camp offerings. These campaigns leverage our university clients’ brands and approved messaging to generate interest in a particular program.
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
•Quality and Outcomes. Our platform allows students to pursue a wide range of high-quality education offerings provided by leading universities and other top-tier institutions. Through these offerings, students obtain valuable skills and credentials that can create upward career mobility, facilitate a transition to a new field and lead to personal enrichment.
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
•Flexible Partnership Model. In our Degree Program Segment, we offer our university clients a variety of partnership options that allows them to select the level of service we provide for a corresponding revenue share. We also offer a flat fee pricing model, for partners that prefer to pay a set fee for our services. These options give our partners flexibility to choose the package of services and pricing arrangement that best fits their institutions’ needs. In addition, for partners that select our full bundle of services, we make significant upfront investments to launch their offerings, reducing the financial risk to our university client.
Our Growth Strategy
We intend to continue our industry leadership as a provider of a digital education platform that enables our clients to deliver high-quality online education at scale and provides students with lifelong learning opportunities to unlock their potential. Our approach to growth is disciplined and focused on long-term success. The principal elements of our strategy are:
•Adding New Offerings and Increasing Enrollments. We intend to add additional universities and other entities to our client base and to strategically add offerings to our portfolio with a focus on high-demand subjects such as artificial intelligence, verticals where we believe we have a competitive advantage such as licensure and STEM-based degrees and overall profitability profile of the offering.

•Broadening Enterprise Channel. We believe continuing to expand our enterprise channel presents a significant opportunity for us. Our deep catalog of over 4,500 high-quality free-to-degree offerings enables us to partner with a wide range of institutions seeking to upskill and train employees at any level of their organizations in job-relevant subject areas.
•Expanding Globally. edX generates significant global web traffic and has a large non-US learner base. We believe this creates a significant opportunity to expand our offerings with top-tier international universities and other entities and to attract additional non-US learners to our existing offerings.
Clients
As of December 31, 2023, we had more than 260 clients with more than 4,500 offerings. Our clients are nonprofit colleges and universities as well as leading corporations and non-profit entities.
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

Seasonality
We experience seasonality in our marketing and sales expense in both our Degree Program Segment and our Alternative Credential Segment. We typically reduce our paid search and other marketing and sales efforts during late November and December because of less demand during the holiday season. Our trade working capital is also subject to significant seasonality based on the timing of the academic calendar and university payments, seasonal trends in marketing and sales expense, and the timing of payments made to university clients. We generally do not experience pronounced seasonality in our revenue, although revenue can fluctuate significantly from quarter to quarter due to variations driven by the varying academic schedules of our offerings and university clients.
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
The HEA and the regulations and guidance promulgated thereunder are frequently revised, repealed or expanded. Congress historically has reauthorized and amended the HEA at regular intervals but has failed to do so in recent years. The reauthorization process and congressional oversight of the DOE is nonetheless ongoing, such as oversight and investigations of the education sector and DOE conducted on behalf of Congress by the Government Accountability Office, or GAO.
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
Although we are not considered an institution of higher education and we do not directly participate in Title IV programs, we are required to comply with certain regulations and guidance promulgated by the DOE as a result of our role as a service provider to institutions that do participate in Title IV programs. These include, for example, regulations governing student privacy under Family Educational Rights and Privacy Act, or FERPA and the DOE’s incentive compensation regulations. While online executive education courses and boot camps are typically not eligible for Title IV aid, when offered by or on behalf of Title IV eligible institutions, many education laws, such as FERPA, remain applicable to us or our university clients even in the Alternative Credential Segment.
Current DOE rules and state and federal regulation material to our business include the Third-Party Servicer regulations, the incentive compensation rule, the misrepresentation rule, the “written arrangements” rules, state authorization requirements, which are discussed in further detail below.
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
Under the DOE’s incentive compensation regulations, each higher education institution agrees that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds.” Pursuant to this rule, we are prohibited from offering our covered employees, who are those involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a Title IV eligible postsecondary institution.
At the time the incentive compensation rule was last revised, in July 2011, the revised rule initially raised a question as to whether entities could be prohibited from entering into tuition revenue-sharing arrangements with university clients. On March 17, 2011, the DOE issued a Dear Colleague Letter (the “2011 DCL”) providing guidance on this point. The 2011 DCL states that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided” and that “[t]his is true regardless of the manner in which the entity compensates its employees.” But the 2011 DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the 2011 DCL, the DOE does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an “unaffiliated third party” that provides a set of “bundled services” that includes recruitment services, such as those we provide. Example 2-B in the 2011 DCL is described as a “possible business model” developed “with the statutory mandate in mind.” Example 2-B describes the following as a possible business model:
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
The 2011 DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE’s regulations. Our business model and contractual arrangements with our university clients closely follow Example 2-B in the 2011 DCL. In addition, we assure that none of our “covered employees” are paid any bonus or other incentive compensation in violation of the rule.
Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a Dear Colleague Letter and is not codified by statute or regulation, the rule could technically be altered or removed without customary administrative procedural requirements, such as adequate prior notice and the opportunity for comment, that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our university clients, or in an action that does not involve us at all. Finally, while most states defer to DOE regulations, analogous but different versions of the federal incentive compensation rule exist under the laws of some states, and such statutes or rules, or their interpretation, may change at any time. In March 2023, the DOE provided notice that it intends to review the bundled services rule with the intent to improve the guidance on the incentive compensation rule with respect to bundled services, but there has been no further action. The revision, removal or invalidation of the bundled services rule by Congress, the DOE or a court, or separate revisions at the state level could require us to change our business model and/or amend certain of our contracts.
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
Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties or as a defense to the obligation to repay student loans. In 2022, the DOE completed changes to related “borrower defense to repayment” regulations including new definitions of “aggressive and deceptive recruitment” and misrepresentation (including omission of fact). The new rules could make it significantly easier for students to obtain student loan discharges, in some cases at the institution’s expense, and may trigger further scrutiny of marketing or recruiting practices. In addition, the DOE has designated an investigations unit to enforce rules related to deceptive student marketing, which is expected to work with other federal agencies.
Similar rules apply under state laws or are incorporated in institutional accreditation standards and the FTC applies similar rules that prohibit any unfair or deceptive marketing practices by vendors in the education sector. As a result, we and our employees and subcontractors, as agents of our university clients, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university clients. To avoid an issue under the misrepresentation rule and similar state and federal rules, we assure that all marketing materials are approved in advance by our university clients before they are used by our employees.
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
Accrediting agencies are also responsible for assuring that any “written arrangements” to outsource academic instruction meet accreditation standards and related regulations of the DOE. Our operations are generally not subject to such “written arrangements” rules because academic instruction is provided by our university client institutions and not by us; however, the “written arrangements” rules may apply to online programs in the Alternative Credential Segment to the extent such courses are outsourced by university clients. The DOE is currently considering changes to the accreditation regulations as part of a negotiated rulemaking process, including with respect to accreditors’ oversight of written arrangements. We are monitoring the DOE’s negotiated rulemaking process, but we are unable to determine the potential impact of any future final rulemaking at this time.
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
The DOE requires, among other things, that an institution offering distance learning or online programs secure the authorization of each state in which the institution enrolls students (if such authorization is required by the state) and provide evidence of such approval to the DOE upon request. This regulation increases the importance of state authorization because failure to obtain the necessary state authorization for online programs (which may also be obtained through participation in a state authorization reciprocity agreement) could result in an obligation to return federal funds received by an institution. On October 31, 2023, the DOE published new regulations, effective July 1, 2024, that require institutions to provide more detailed disclosure about whether a program’s curriculum meets a state’s educational requirements for licensure or certification in that state. This change could create additional compliance burdens or limit enrollment for many of our partner institutions. The DOE is currently considering further changes to its state authorization requirements as part of a negotiated rulemaking process. We are monitoring the DOE’s rulemaking process, but we are unable to determine the potential impact of any future final rulemaking at this time.
All states except California now participate in the State Authorization Reciprocity Agreement, or SARA, governing the licensing of online offerings. All SARA-member institutions may provide online offerings in SARA states without obtaining separate state authorization (this includes externships, recruiting, local advertising, and faculty presence). SARA-member institutions must still obtain a separate authorization in order to open a physical location in each state and are also required to obtain any additional approvals that may be required for offerings leading to professional licensure in a state (e.g., nursing, teaching, or counseling). Most of our university clients are SARA members and the DOE accepts participation in a reciprocity agreement as evidence of state approval. SARA policies and procedures change frequently and must reflect changes in policy instituted by accreditation agencies and the DOE. As noted above, the DOE is currently considering further changes to distance education regulations and state reciprocity requirements as part of a negotiated rulemaking process.
Finally, many programs leading to professional licensure, such as graduate degree programs in nursing or teaching, also require approval from, and are subject to ongoing oversight by separate state agencies such as state nursing boards. Membership in SARA does not encompass approvals by professional licensing boards, which must be obtained separately. Under new DOE regulations effective July 1, 2024, institutions cannot disburse Title IV funds for programs for which they cannot attest that the program meets licensure requirements. This new requirement may limit enrollment or the payment of Title IV aid for these programs.
We monitor state law developments closely and work closely with our university clients to assist them with obtaining any required approvals.

Third-Party Servicer
The HEA and its regulations authorize the DOE to provide oversight of “Third-Party Servicers,” as such term is defined in the HEA regulations. Third-Party Servicers must comply with a number of HEA regulatory requirements, including conducting and submitting to the DOE compliance audits, and contractually agreeing with their university clients to, among other things, be jointly and severally liable with the institution for violations of the Title IV requirements resulting from the functions performed by the servicer, comply with applicable statutory, regulatory and other Title IV requirements, refer any suspicion of fraudulent or criminal conduct regarding the institution’s administration of Title IV funds to the DOE’s Office of Inspector General, implement and maintain safeguards required under information security requirements for financial institutions established by the Federal Trade Commission (FTC) under the Gramm-Leach-Bliley Act (GLBA), and comply with FERPA with regard to the receipt and use of any education records provided by the institution.
On February 15, 2023, the DOE issued official agency guidance, known as a “Dear Colleague Letter,” which updated its existing guidance to significantly expand its interpretation of the types of service providers that would be considered a Third-Party Servicer, which would include the Company and other Online Program Managers. On April 4, 2023, the Company filed a lawsuit against the DOE and the Secretary of Education that challenged the Dear Colleague Letter. The DOE subsequently announced that it would consider changes to the Dear Colleague Letter, suspended the September 1, 2023 effective date, and provided that the updated version would not go into effect for at least six months after publication of a new Dear Colleague Letter to give regulated entities sufficient time to comply. Given these developments, the Company withdrew its motion for a stay and preliminary injunction in the lawsuit and the court stayed the litigation pending release of a final Dear Colleague Letter. On December 19, 2023, the parties filed a joint status report to the court, in which the government indicated that it was still developing updated guidance, and that it did not anticipate issuing updated guidance in the next 90 days. The Company believes that it has a meritorious claim in its litigation and intends to vigorously pursue its challenge against the DOE if the DOE continues with guidance that seeks to treat the Company as a Third-Party Servicer.
If the February 2023 Dear Colleague Letter is not substantially revised, or our legal challenge to it is not successful, we may have to make significant changes to our contractual arrangements with current and prospective university clients due to the additional costs, administrative burdens and/or risk imposed by having to comply with Title IV requirements applicable to Third-Party Servicers. These changes could materially impact our business model.
Other Laws
Our activities or those of our university clients are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the FTC, state and federal consumer lending laws, including those enforced by the federal Consumer Financial Protection Bureau or state agencies, student accessibility requirements, federal and state data protection and privacy requirements and foreign and U.S. anti-corruption regulations. In addition, we use Artificial Intelligence (AI) technologies in our platform and offerings, and we are making investments in expanding the use of AI throughout our business. Our use of AI and our ability to innovate using AI could be limited by oversight laws and regulations or potential liabilities associated with its use.
Human Capital Resources
General Information About Our Human Capital Resources
As of December 31, 2023, we had approximately 2,961 full-time employees and 2,607 part-time employees worldwide. Approximately 4,260 of our employees are located in the U.S., approximately 894 of our employees are located in Cape Town, South Africa, and approximately 414 employees are located in other jurisdictions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
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
•Talent Acquisition and Retention. We seek to recruit, retain and incentivize high performing employees and our compensation and benefits programs are aligned with these goals. We are committed to providing total rewards programs for our employees that are market-competitive and that rewards our talented employees based on each employee’s contribution and performance. To foster a stronger sense of ownership and align the interests of employees with stockholders, we provide equity compensation in the form of performance and service-based restricted stock units to eligible employees. We also offer eligible employees the ability to participate in our Employee Stock Purchase Plan, which enables them to purchase shares of our stock at a discount. We also provide comprehensive benefits for employees and their families, which are tailored to the various geographies in which we operate. Depending on the jurisdiction, our benefits may include health insurance coverage, 401(k) matching, paid parental leave, and unlimited paid time off.
•Diversity and Inclusion. We believe an equitable and inclusive environment with diverse teams produces more creative solutions and results in better outcomes for our university clients and students. We strive to attract, retain and promote diverse talent at all levels of the organization. Our Board is 13% women and 50% people of color and our senior leadership team is comprised of 50% women and 21% people of color. We maintain executive-sponsored business resource networks (“BRNs”) that offer a forum for employees to network and engage in professional development activities. As of December 31, 2023 we had 9 BRNs focused on the following groups: Black/African Americans, Women, LGBTQ+, Asian & Pacific Islanders, Latinx, Persons with disabilities, Jewish employees, Black African employees (in South Africa) and Parents and Caregivers. To further support our diversity and inclusion goals, since 2020 the Company bonus plan has included a diversity and inclusion component for our employees at and above the vice president level.
•Employee Development and Training. We provide a range of mandatory and optional employee development programs and opportunities for employees to develop the skills they need to be successful. Our learning and development teams create and teach a variety of live courses and our employees also have free access to a library of learning resources via LinkedIn Learning. Our diversity and inclusion principles are also reflected in our employee training programs. We require all managers to complete trainings on allyship and we offer additional training on emotional intelligence and leading with empathy. In addition, we offer a subscription to edX for employees, which allows eligible employees to access certain of our offerings.
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
•To launch a new degree program, we generally incur significant expense in technology and content development, as well as in marketing and sales to identify and attract prospective students, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.
•If new offerings do not launch and scale efficiently and in the time frames we expect, our reputation and our revenue will suffer.
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
•Disruption to or failures of our online learning platforms could reduce client and student satisfaction with our offerings and could harm our reputation.
•We face competition from established and emerging companies, which could divert clients or students to our competitors, result in pricing pressure and significantly reduce our revenue.
•If we are unable to maintain and enhance our brand, our reputation and business may suffer.
•We have undergone recent changes to our senior management team and organizational structure, and if we are unable to successfully implement our new organizational structure, or if we lose the services of any of our senior management, our business, operating results, and financial condition could be adversely affected.
•Implementation of our 2022 Strategic Realignment Plan (as defined below) or similar plans may not be successful, which could affect our ability to increase our profitability.
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
•Activities of the U.S. Congress or the DOE could result in adverse legislation, regulations, guidance, actions or investigations.
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
•Our future growth could be negatively impacted if our university clients fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain states.
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
From 2008 to 2017, our offerings generally only consisted of graduate degree programs. In July 2017, we expanded our offerings to include premium online executive education programs and in May 2019, we further expanded our offerings to include skills-based boot camps. In 2020 we launched our first undergraduate degree program and in November 2021 we expanded our offerings to include open courses and added a consumer facing marketplace. In addition, from time to time, we have entered into and we may in the future enter into agreements to strategically exit certain of our clients’ programs to better align with our evolving scope of offerings and our business. Given the significant evolution of our current scope of offerings and changes to our operating model, our ability to forecast our future operating results, including revenue, cash flows and profitability, is limited and subject to a number of risks and uncertainties. For example, a decline in our revenue due to a mutually agreed strategic exit from a program may not be apparent in our financial results until a few quarters later. We may also experience a temporary increase in our revenue because of certain payments we receive upon the termination of these programs. If our assumptions regarding these risks and uncertainties are incorrect or change, or if we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.
We incurred net losses of $317.6 million, $322.2 million and $194.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. We will need to generate and sustain increased revenue levels and/or reduce operating expenditures in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, developing new content, and on our sales and marketing efforts. Our efforts to grow our business may be more costly than we expect, and we may not be able to achieve or maintain profitability or to increase our revenue enough to offset our operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we may be unable to achieve and maintain profitability, and the value of our company and our common stock could decline significantly.
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
We have experienced, and may in the future experience, fluctuations in our student enrollments based on a variety of factors. For example, student enrollments have declined, and may decline in the future, due to our university clients changing their admissions standards and the COVID-19 pandemic and macroeconomic conditions have each contributed to significant fluctuations in student enrollment across our offerings.
The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining student enrollment in our offerings in a cost-effective manner or at all, which would adversely affect our revenue and ability to achieve profitability:
•Negative perceptions about online learning programs. Online offerings that we or our competitors provide may not be successful, operate efficiently, or perform well. Any such underperformance could create the perception that online offerings in general are not an effective way to educate students, whether or not our offerings achieve satisfactory performance. In addition, special interest groups have in the past and may in the future take actions to create negative perceptions about online learning programs through the media, litigation or other tactics.
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
•Our lack of control over our university clients’ tuition decisions, particularly for our degree programs. We do not control tuition decisions for our offerings and, in particular, for our degree programs, our university clients retain complete control over tuition decisions. If we are not able to effectively recruit and retain students for a program because the tuition is too high, or perceived as being too high, it could negatively impact our business.
•Inability to maintain sufficient high-quality content from our clients. Our success depends on our ability to provide students with high-quality learning experiences. For certain of our offerings, including many of our degree programs, while our clients are primarily responsible for curriculum development, we provide learning design and development experts that collaborate with faculty to ensure the final course content is engaging and digestible in an online format. For other offerings, including our open course offerings, our clients are solely responsible for curriculum development and we provide limited self-help resources. If the course content in our offerings is not high-quality and students are dissatisfied with their experience in an offering on our platform or do not find the content of our offerings appealing, they may stop accessing our content. In turn, if clients perceive that our platform lacks an adequate learner audience, clients may be less willing to provide content to offer on our platform, and the experience of students could be further negatively impacted.
•Inability of students to secure funding. Like on-campus college and university students, many of the students in our university clients’ offerings, in particular degree programs and boot camps, rely on the availability of third-party financing to pay for tuition and other costs of their education. This may include federal, state or private student loans, scholarships and grants, or benefits or reimbursement provided by an employer. Any developments that reduce the availability or increase the cost of financial aid for higher education generally, or for our university clients’ offerings, such as a government shutdown as a result of failure to enact funding legislation for the government’s fiscal year, could impair students’ abilities to meet their financial obligations and could negatively impact future enrollment in our offerings.
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
The success of our business depends in large part on our ability to enter into agreements with additional nonprofit colleges and universities to provide their offerings online. In particular, to engage new university clients, we need to convince potential university clients, many of which have been educating students only in on-campus programs for hundreds of years, to invest significant time and resources to introduce a new teaching modality. The delivery of online education at leading nonprofit colleges and universities is evolving, but many administrators and faculty members continue to have concern regarding the perceived loss of control over the education process that might result from offering content online, as well as skepticism regarding the ability of colleges and universities to provide high-quality education online that maintains the standards they set for their on-campus programs. It may be difficult to overcome this resistance, and certain online offerings of the kind we develop with our university clients may not achieve significant market acceptance. In addition, our university clients have regular turnover in their leadership positions, and there is no guarantee that any new leader will have an interest in continuing or expanding online delivery of the university’s educational offerings. If new leaders at our university clients do not embrace online delivery of educational offerings, we may not be able to add additional offerings with the university client and the university client may attempt to terminate or may not renew their relationship with us.

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
To launch a new degree program, we generally integrate components of our platform with the various student information and other operating systems our university clients use to manage functions within their institutions and we must commence student acquisition activities. In addition, for university clients that have elected to purchase our content development services for a degree program, we provide content development staff that work closely with the university client’s faculty members to produce engaging online coursework and content. This process can be time-consuming and costly and, under our agreements with our university clients, we are primarily responsible for the significant costs of this effort for most of our degree programs, even before we generate any revenue and there is no guarantee we will ever recoup these costs.
In exchange for the upfront investments we make in our university clients’ degree programs and to align our incentives with those of our university clients, our university client agreements generally provide that we receive a fixed percentage of the tuition that the university clients receive from the students enrolled in their degree programs. We only begin to recover these upfront costs once students are enrolled and our university clients begin billing students for tuition and fees. The time that it takes for us to recover our investment in a new degree program depends on a variety of factors, primarily our content development costs, student acquisition costs, the rate of growth in student enrollment in the program, and the tuition of the program. We estimate that, on average, it takes approximately three years after signing an agreement with a university client to fully recover our investment in that university client’s new degree program. Because of the lengthy period that may be required to recoup our investment in these new degree programs, unexpected developments beyond our control could occur that result in the university client ceasing or significantly curtailing a degree program before we are able to fully recoup our investment. As a result, we may ultimately be unable to recover the full investment that we make in a new degree program or achieve our expected level of profitability for the degree program.
If new offerings do not launch and scale efficiently and in the time frames we expect, our reputation and our revenue will suffer.
Our continued growth and ability to achieve profitability depends on our and our university clients’ ability to successfully launch and scale new offerings. The number of offerings we launch in a year has varied over time and we expect the number of newly launched programs to increase significantly in 2024. Our ability to launch and scale new offerings in the time frame we expect has varied over time and from offering to offering. If we are not successful in launching an offering in the planned timeframe or recruiting potential students for our offerings, it would adversely impact our ability to generate revenue, and our university clients and the students in their offerings could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale our technology to handle growing student enrollment and new offerings, our university clients’ and their students’ experiences may suffer, which could damage our reputation among colleges and universities and their faculty and students and impact our ability to acquire new university clients.
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
•assist our university clients in their development and production of an increased volume of course content;
•successfully introduce new features and enhancements and maintain a high level of functionality in our platform; and
•deliver high-quality support to our university clients and their faculty and students.
If student enrollments in our offerings do not increase, if we are unable to launch new offerings timely and in a cost-effective manner or if we are otherwise unable to manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our platform and the satisfaction of our university clients and their students could suffer.
If we fail to increase sales of our enterprise offerings, or if we need to change the contract terms associated therewith, including with respect to pricing or contract length, it could negatively affect our business, financial condition, and results of operations.
In addition to our offerings for individual learners, we sell our enterprise offerings to businesses, academic institutions, and governmental organizations. These customers utilize our platform to provide relevant training, skills, and credentialing programs to current and potential employees through our online platform. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, skills, and credentialing through our online platform and achieve acceptance from both employees and these entities of the merits and legitimacy of our offerings.
Our growth strategy is dependent upon increasing sales of our enterprise offerings to these entities, which we offer on a subscription basis. We have a limited history with our enterprise models and changes in our models could adversely affect our revenue and financial condition. In addition, as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving growth or profitability. As we drive a greater portion of our revenue through our enterprise offerings, this may also result in reduced margins in the future.
As we seek to increase sales of our enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. If we are unable to maintain or increase the number of enterprise customers offerings, our business, financial condition, and results of operations may be negatively impacted.
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
We rely on our reputation for delivering high-quality online educational offerings and recommendations from existing university clients to attract potential new university clients. Therefore, the loss of any single offering, whether due to a mutual decision between us and a university client to terminate an agreement or the failure of any university client to renew its agreement with us upon expiration, or otherwise, could harm our reputation and impair our ability to pursue our growth strategy and ultimately to become profitable.
The recent significant decline in the market price of our common stock and the impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact and affect our net income and shareholders’ equity.
We review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. We experienced a significant decline in the market price of our common stock subsequent to February 9, 2022 that resulted in a triggering event for assessing our goodwill and indefinite-lived intangible asset balances. When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. During the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended June 30, 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended December 31, 2023, we recorded impairment charges of $62.8 million to goodwill.
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
We are working to incorporate generative artificial intelligence, or AI, into some of our products. This technology is new and developing and may present operational and reputational risks, competitive harm, legal and regulatory risk, and additional costs, any of which could materially and adversely affect our business, financial condition and result of operations.
We use AI technologies in our platform and offerings, and we are making investments in expanding the use of AI throughout our business. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. For example, AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes and create other perceived or actual technical, legal, compliance, privacy, security, and ethical risks which could slow our partners’ and customers’ adoption of our products and services that use AI. The use of AI technologies may in the future result in cybersecurity incidents that implicate the personal data of end users of AI applications. Such cybersecurity incidents may be more complicated to discover due to the nature of AI and the limited ability to track its reasoning mechanism when producing results. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
In addition, litigation or government regulation related to the use of AI (including the use of generative AI) may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, the publication of the White House Blueprint for an AI Bill of Rights signals that compliance requirements on operators of AI systems in the U.S. may be significant. In addition, developing, testing and deploying AI in our platform, offerings and services involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our efforts related to deploying AI in our business.
Risks Related to Our Operations and Our Growth Strategy
Our student acquisition efforts depend in large part upon a limited number of third-party advertising platforms.
Our platform and program-level marketing efforts make substantial use of paid search, social media, search engine optimization and custom website development and deployment and we rely on advertising through a limited number of third-party advertising platforms such as Google, Meta Platforms and LinkedIn, to direct traffic to, and recruit new students for, our offerings. Changes in the way these platforms operate - whether due to changes in law, changes in the practices of mobile operating system providers, or otherwise - or changes in their advertising prices, data use practices, or other terms have impacted the cost and efficiency of our student acquisition efforts in the past and could in the future make marketing our offerings more expensive, or less effective. For example, on January 4, 2024, Google began testing a new feature on its Chrome browser called "Tracking Protection." This feature limits cross-site tracking by restricting website access to third-party cookies by default. Third-party cookies have been a fundamental part of the web for nearly three decades, aiding platforms in generating relevant ads, among other functions. However, the implementation of this change could have adverse consequences for the advertising platforms we use, negatively affecting our ability to effectively advertise our services. Google is expected to implement the Tracking Protection Tool in all Chrome browsers by the end of the second quarter of 2024. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new students on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
The U.S. Department of Justice brought several antitrust lawsuits against Google claiming, among other things, that Google improperly uses its monopoly over internet search to impede competition and harm consumers. Certain of these lawsuits are ongoing and we cannot predict the impact that these lawsuits may have on advertising costs or Google’s future operations. Any reduction in the number of prospective students directed to our websites could negatively affect our ability to generate prospective students, and ultimately revenue, through our student acquisition activities.
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
The performance and reliability of our online learning platforms is critical to our operations, reputation and ability to attract new university clients, as well as our student acquisition and retention efforts. Our university clients rely on our platforms to provide their offerings online, and students access our platforms on a frequent basis as an important part of their educational experience. Because our platforms are complex and incorporate a variety of hardware and proprietary and third-party software, our platforms may have errors or defects that could result in unanticipated downtime for our university clients and students. Web- and mobile- based applications frequently contain undetected errors when first introduced or when new versions or enhancements are released, and we have from time to time found errors and defects in our technology and new errors and defects may be detected in the future. In addition, we have experienced and may in the future experience temporary system interruptions to our platforms for a variety of reasons, including network failures, power failures, problems with third-party firmware and software updates, as well as an overwhelming number of users trying to access our platforms. Any errors, defects, disruptions or other performance problems with our platforms could damage our or our university clients’ reputations, decrease student satisfaction and retention and impact our ability to attract new students and university clients. If any of these problems occur, our university clients could attempt to terminate their agreements with us or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our platforms could adversely affect our and our university clients’ compliance with applicable regulations and accrediting body standards.
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
Our operations depend, in part, on AWS’s abilities to protect their data center hosting facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. The occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, lack of network connectivity in one or more regions, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform, which would result in harm to our business. In the event of a system failure, the backup systems and disaster recovery services provided by AWS may be insufficient or fail. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability or cause our clients to fail to renew or terminate their contracts, any of which could harm our business.

Our internal information technology systems are critical to our business. System integration and implementation issues could disrupt our operations, which could have a material adverse impact on our business or result in significant deficiencies or material weaknesses in our internal controls.
We rely on the efficient and uninterrupted operation of complex information technology systems, including systems for billing, human resources, enterprise resource planning, and customer relationship management. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our internal information technology systems. To effectively manage the volume of our business, we must commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information-processing technology as well as evolving industry, regulatory, and accounting standards. If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information technology systems, we could have operational disruptions, significant deficiencies, or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports, or suffer other adverse consequences.
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
Any of these outcomes could harm our business and operating results. In addition, a significant portion of the purchase price of companies we have acquired and may acquire in the future may be allocated to goodwill and indefinite-lived intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make changes to our operating results based on our impairment assessment process. For example, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended June 30, 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended December 31, 2023, we recorded impairment charges of $62.8 million to goodwill. As of December 31, 2023, our goodwill balance was $651.5 million. In 2023, the Company concluded that due to changes in facts and circumstances, the edX trade name should be classified as a finite-lived intangible asset rather than an indefinite-lived asset. As of December 31, 2023, the net carrying value of the edX trade name was $76.7 million.
We face competition from established and emerging companies, which could divert clients or students to our competitors, result in pricing pressure and significantly reduce our revenue.
We expect that the online learning market will continue to expand and that the number of degree and non-degree offerings available online will proliferate.
In the Degree Program Segment, the number of new competitive entrants into the online learning market has expanded rapidly in recent years. As the number of online degree programs expands, we face increasing competition to enroll students in our offerings. This expansion has also resulted in an increase in the number of regional online degree offerings for potential students. In addition to making enrollment decisions based on factors such as program quality and university brand strength, we have observed potential students giving preference to universities located in their region, which has further impacted the competitive landscape in our Degree Program Segment.
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
For-profit postsecondary institutions, many of which provide course offerings predominantly online, remain under intense regulatory and other scrutiny, which has led to media attention that has portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, false or exaggerated promises to students, and failure to achieve positive outcomes for students, including the inability to obtain employment in their fields. These allegations have attracted significant adverse media coverage and have prompted ongoing legislative hearings and actions as well as regulatory responses at both the state and federal level. These investigations have focused on specific companies and individuals, and the entire industry in the case of marketing and recruiting practices by for-profit higher education companies. Even though we do not market our platform to for-profit institutions, and have a different business model from them, this negative media attention has nevertheless fostered skepticism about online program management companies, online higher education generally and our company specifically. Allegations of abuse of federal financial aid funds and other statutory and regulatory violations against higher education companies, even if unfounded, could negatively impact our opportunity to succeed due to increased regulation or decreased demand for our offerings. Our company has been the subject of articles and inquiries by critics of for-profit education models generally, and such critics continue to advocate for changes in law and regulation at the state and federal level that would be adverse to our business model and have sought information and increased oversight regarding the business practices of online program management companies. For example, such critics have sometimes compared our business to that of entities that were formally for-profit institutions and that subsequently converted to non-profit status, and the conflation of these newer business models with our own likely increased scrutiny of our business by Congress, the DOE or other regulatory agencies. Any of these factors could negatively impact our ability to increase our university client base and grow our offerings and our revenue, which would make it difficult to continue to grow our business.
We have undergone recent changes to our senior management team and organizational structure, and if we are unable to successfully implement our new organizational structure, or if we lose the services of any of our senior management, our business, operating results, and financial condition could be adversely affected.
In November 2023, Christopher “Chip” Paucek, our former Chief Executive Officer resigned and the Board of Directors appointed Paul Lalljie as our Chief Executive Officer. In addition, over the last twelve months, we have had several senior management changes and we have changed our organizational structure to appoint a leader of each business segment.
Any significant leadership change, senior management transition or change to our organizational structure involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition or organizational change may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and partners due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity and increased turnover. We must successfully implement our new organizational structure to achieve our operating objectives.
Our future success depends in large part on the continued service of certain senior management. Our senior management team is critical to the development of our technology, platform, university client relationships, and overall financial and strategic direction and members of senior management are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. If we lose the services of senior management, or if our senior management team cannot work together effectively, our business, operating results, and financial condition could be adversely affected. We do not maintain key-person insurance on any of our employees, including our senior management team. The loss of the services of any key member of our senior management team, or failure to find a suitable successor, could make it more difficult to successfully operate our business and achieve our business goals.
In addition, as a result of business acquisitions and our recent organizational changes, our current and prospective employees and employees of any acquired company may experience uncertainty about their future roles. If our employees or the employees of any acquired company depart because of issues relating to uncertainty or perceived difficulties of integration, our ability to realize the anticipated benefits of an acquisition could be adversely impacted.

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
•terrorist attacks, public health crises, labor strikes or other widespread work stoppages, adverse environmental conditions and acts of war such as the ongoing conflicts in Ukraine and the Middle East;
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
Implementation of our 2022 Strategic Realignment Plan or similar plans may not be successful, which could affect our ability to increase our profitability.
On July 28, 2022, we announced a plan to accelerate our transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the company around a single platform allowing us to pursue a portfolio-based marketing strategy that drives traffic to the edX marketplace. As part of the plan, in 2022, we simplified our executive structure, reduced employee headcount, rationalized our real estate footprint and took steps to optimize our marketing spend. In furtherance of the 2022 Strategic Realignment Plan, we reduced employee headcount during the third quarter of 2023. We expect to record in the aggregate approximately $70 million to $75 million in restructuring charges associated with the 2022 Strategic Realignment Plan. The plan was substantially completed by December 31, 2022 with cash expenditures relating to the employee headcount reduction continuing through the first quarter of 2024 and cash expenditures related to real estate continuing through the duration of lease terms ranging from 1 to 9 years. In late 2023, we announced leadership changes and commenced a comprehensive performance improvement exercise aimed at, among other things, further improving profitability and optimizing our operating model. Part of this exercise includes headcount reductions associated with implementing changes to the Company’s organizational structure, as management works to align staffing levels with business priorities across functional Although we believe that the 2022 Strategic Realignment Plan and subsequent related actions will reduce overhead costs, enhance operational efficiency, and result in improved profitability, we cannot guarantee that these activities will achieve or sustain the expected benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. Risks associated with the impact of the 2022 Strategic Realignment Plan and subsequent related actions also include additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition beyond our intended reductions and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire and retain employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees and the potential negative impact on our reputation among our university clients. If we do not realize the expected benefits or synergies of the 2022 Strategic Realignment Plan and subsequent related actions, our business, financial condition, cash flows and results of operations could be negatively impacted.
If students do not expand beyond the free offerings available on our platform, our ability to grow our business and improve our results of operations may be adversely affected.
Many of our students initially access the free or audit track of the open courses available on our platform. Our growth strategy depends in part on our ability to increase the number of learners on our platform and to persuade those learners to enroll in the paid certificate track of the open courses available on our platform or in one of our other paid offerings. If students do not expand beyond free offerings, our ability to grow our business may be adversely affected.
Risks Related to Our Indebtedness and Capital Structure
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2023, we had approximately $948.4 million of indebtedness on a consolidated basis, including $380 million of 2.25% Senior Unsecured Convertible Notes due 2025 (the “2025 Notes”) issued pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2025 Indenture”). Additionally, on January 11, 2023, we issued $147 million of 4.50% Senior Unsecured Convertible Notes due 2030 (the “2030 Notes” and together with the 2025 Notes, the “Convertible Notes”) pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2030 Indenture” and together with the 2025 Indenture, the “Indentures”), and amended, extended and paid down the Term Loan Credit and Guaranty Agreement, dated as of June 28, 2021, by entering into the Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”) reducing the amount of term loans outstanding under such instrument to $380 million and adding a revolving credit facility in an amount not to exceed $40 million. See Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
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
•subject us to additional scrutiny from regulators;
•limit our ability to secure adequate bank financing in the future with reasonable terms and conditions; and
•increase our vulnerability to, and limit our flexibility in planning for or reacting to, a potential downturn in general economic conditions or in one or more of our businesses.
The Indentures and the Second Amended Credit Agreement contain, and the agreements governing indebtedness we may incur in the future may contain, affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, the scheduled maturity date of the loans under the Second Amended Credit Agreement may be accelerated to: (i) in the case of the term loan facility, January 30, 2025 in the event more than $40 million of 2025 Notes remain outstanding on such date and (ii) in the case of the revolving facility, January 1, 2025, in the event more than $50 million of 2025 Notes remain outstanding on such date. If the debt under the Second Amended Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, including the Convertible Notes which have cross-acceleration provisions to the Second Amended Credit Agreement, which could immediately materially and adversely affect our business, financial condition, and results of operations. See below also “Risk Factors – Risks Related to Our Indebtedness and Capital Structure – The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility.” Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which may adversely impact our business, financial condition, and results of operations and raises substantial doubt about our ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause customers and other business partners to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations and continue operating our business without interruption.
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
These covenants may limit the flexibility of our operations, and lack of compliance, or inability to obtain a waiver related to those covenants, could result in a default under the Second Amended Credit Agreement. If such a default were to occur, the lenders would have the right to terminate their commitments to provide loans under the Second Amended Credit Agreement and declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a first priority security interest to them, which consists of substantially all our assets. Additionally, the scheduled maturity date of the loans under the Second Amended Credit Agreement may be accelerated to (i) in the case of the term loan facility, January 30, 2025 in the event more than $40 million of 2025 Notes remain outstanding on such date and (ii) in the case of the revolving facility, January 1, 2025, in the event more than $50 million of 2025 Notes remain outstanding on such date. Our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. Failure to maintain this minimum recurring revenue may result in us defaulting under the aforementioned financing facilities and therefore in the acceleration of their due dates. If the debt under the Second Amended Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, including the Convertible Notes which have cross-acceleration provisions to the Second Amended Credit Agreement, which could immediately materially and adversely affect our business, financial condition, and results of operations and raises substantial doubt about our ability to continue as a going concern.
Furthermore, the Second Amended Credit Agreement restricts, and any future indebtedness may similarly restrict or prohibit, us from making any cash payments to settle a conversion, repurchase, mandatory redemption or maturity payment in respect of the Convertible Notes. Our inability to make cash payments upon the conversion or repurchase of the Convertible Notes could result in dilution to our stockholders and limit our operational flexibility, respectively, and, in respect of a payment in connection with a mandatory redemption or maturity, would permit holders of the Convertible Notes to accelerate our obligations under the Convertible Notes. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with such covenants, to obtain waivers related to those covenants, if available, or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full.

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
If we are unable to generate sufficient cash from operating activities or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or amounts payable upon maturity or a mandatory redemption of the Convertible Notes, or if we fail to comply with the various covenants in the instruments governing our indebtedness and we are unable to obtain waivers, if available, from the required lenders or noteholders, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. As a result, we could be forced into bankruptcy or liquidation.
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
As of December 31, 2023, we had federal net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2029. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax laws. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. During the three-year period ended December 31, 2016, we determined that such an ownership change occurred. Absent a subsequent ownership change, however, all of our historical net operating losses should be available. Therefore, the occurrence of the ownership change during the three-year period ended December 31, 2016 is not expected to limit our ability to carry forward historical net operating losses before expiration. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it would harm our future financial statement results by increasing our future tax obligations. We also have net operating loss carryforwards in South Africa and the United Kingdom and there is no guarantee that entities in these countries will generate enough taxable income to fully utilize them.
We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.
We may need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings or enhance our platform. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance, all of which may be impacted by inflation and currency and interest rate fluctuations. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, under our Second Amended Credit Agreement, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities and raise substantial doubt about our ability to continue as a going concern. Additionally, if we fail to refinance our 2025 Notes (i) prior to January 30, 2025, then the maturity on the term loan facility under the Second Amended Credit Agreement will be accelerated, and (ii) prior to January 1, 2025, then the maturity on the revolving facility under the Second Amended Credit Agreement will be accelerated. Our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity date. Failure to maintain this minimum recurring revenue may result in us defaulting under the aforementioned financing facilities and therefore in the acceleration of their due dates. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy or may be forced into bankruptcy or liquidation. See above also “Risk Factors – Risks Related to Our Indebtedness and Capital Structure – The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility.”
Risks Related to Regulation of Our Business and That of Our University Clients
Our business model relies on university client institutions complying with federal and state laws and regulations.
Higher education is heavily regulated. All of our university clients in the United States and certain university clients outside of the United States participate in Title IV federal student financial assistance programs under the HEA of 1965, as amended, or HEA, and are subject to extensive regulation by the U.S. Department of Education, or DOE, as well as various state agencies, licensing boards and accrediting commissions. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the DOE, and be certified by the DOE as an eligible institution. If a university client participating in Title IV failed to maintain in good standing its approval by these regulators, or was found to be in non-compliance with any of the laws, regulations, standards or policies promulgated by such regulators, the university client could lose some or all of its access to Title IV program funds, lose the ability to offer certain programs or lose its ability to operate in certain states, any of which could cause our revenue from that university client’s program to decline.
The regulations, standards, guidance and policies applicable to our university clients change frequently and are often subject to interpretation. Changes in, or new interpretations of, applicable laws, regulations, guidance or standards could compromise our university clients’ accreditation, authorization to operate in various states, permissible activities or use of federal funds under Title IV programs or state funds under state grant programs. We cannot predict with certainty how the requirements applied by our university clients’ regulators will be interpreted, or whether our university clients will be able to comply with these requirements in the future.
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
Although we are not an institution of higher education, we are required to comply with certain education laws, regulations and accreditation standards as a result of our role as a service provider to higher education institutions, either directly or indirectly through our contractual arrangements with university clients. Failure to comply with these laws, regulations and standards could result in breach of contract and indemnification claims and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.
Activities of the U.S. Congress or Department of Education could result in adverse legislation, regulations, guidance, actions or investigations.
The process of reauthorization of the HEA is expected to continue until the HEA is updated. Congressional hearings may be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including Title IV programs, accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters. Future hearings may include a discussion of the role of online program management companies.
The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels and other issues, including funding legislation for the government’s next fiscal year, could lead to significant changes in connection with the reauthorization of the HEA or otherwise. These changes may result in new or additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at or have an impact on companies like us that serve higher education. The adoption of any laws or regulations that limit our ability to provide our services to our university clients could compromise our ability to drive revenue through their programs or make our platform less attractive to them. Congress could also enact laws, authorize regulations or revise guidance that requires us to modify our practices in ways that could increase our costs or decrease our revenues.
In addition, ongoing regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. For example, there is a DOE rulemaking process underway in 2024 that includes agenda topics related to accreditation, state authorization, and distance education that could impact our institutional partners and our business. The DOE has also indicated that it may consider additional rulemaking agenda topics and guidance changes in 2024. We cannot predict with certainty what these future changes will be, or whether they will lead to any additional reports that may impact our business in the future.
Our business model, which depends on our ability to receive a share of tuition revenue as payment from our university clients, has been validated by a DOE “dear colleague” letter, but such validation is not codified by statute or regulation and may be subject to change.
Each institution of higher education that participates in Title IV programs agrees it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds.” Virtually all of our university clients participate in Title IV programs.
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
Because the bundled services rule was promulgated in the form of agency guidance issued by the DOE in the form of a “dear colleague” letter, or DCL, and is not codified by statute or regulation, there is risk that the rule could be altered or removed without customary administrative procedural requirements, such as adequate prior notice and an opportunity to comment, that accompany formal agency rulemaking. Although the DCL remains the longstanding policy, in March 2023, the DOE provided notice that it intends to review the bundled services rule, with the intent to improve the guidance on the incentive compensation rule with respect to bundled services. Following this notice, DOE held listening sessions and accepted written feedback from the public on questions it posed. DOE has not indicated if or when it will issue revised guidance on the DCL, and we are unable to determine the impact that any such guidance would have on our business model or results of operations.
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
Even though the DCL issued in 2011 clarifies that tuition revenue-sharing arrangements with our university clients are permissible, we are still subject to other provisions of the incentive compensation rule that prohibit us from offering to our employees who are involved with or responsible for recruiting or admissions activities any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into any institution. If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our university clients for substantial fines, sanctions or other liabilities, including liabilities related to “whistleblower” claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management’s attention and damage our reputation.
If we or our university clients fail to meet the DOE’s third party servicer requirements, we may incur liabilities, or be fined, limited, suspended or terminated from participating as a Third-Party Servicer of Title IV programs.
On February 15, 2023, DOE published Dear Colleague Letter GEN-23-03, subsequently amended, which updated its existing guidance to significantly expand its interpretation of the types of service providers that qualify as participating in the administration of Title IV funds under the definition of a “Third-Party Servicer” (TPS). Under this guidance, entities like ours performing the functions of student recruiting and retention, the provision of software products and services involving Title IV administration activities, and the provision of educational content and instruction, among other things, would have been deemed “Third-Party Servicers” and would have been subject to regulation by the DOE under the HEA and the DOE’s regulations and guidance. This guidance also prohibited institutions from contracting with foreign or foreign-owned Third-Party Servicers.
On April 4, 2023, the Company filed a lawsuit in federal district court against the DOE and its Secretary that challenged the DOE’s revised TPS guidance. The lawsuit contends that the DOE’s expansion of the definition of “Third-Party Servicer” from that contained in the HEA, and prohibition on contracting with foreign or foreign-owned TPSs, violated both the HEA and the Administrative Procedure Act.
On May 16, 2023, the DOE published Dear Colleague Letter GEN-23-08, which rescinded the DOE’s prohibition on contracting with foreign or foreign-owned third party services and further delayed the implementation of the remaining TPS guidance, and reinstated the guidance in place prior to DOE’s February 15, 2023 notice. The DOE stated that it plans to publish revised guidance with an effective date at least six months after its publication. The lawsuit remains pending but is stayed awaiting issuance of the DOE’s revised TPS guidance. We do not know when the DOE will issue this revised guidance or the scope or terms of the guidance.
If the Company were deemed to be a TPS under revised regulation and guidance, its risks related to the Title IV obligations of its Title IV eligible partner institutions would increase, as would its regulatory burden, and its ability to contract with institutions could be limited and our business could be adversely impacted. For example, a TPS is required to meet certain administrative capability and financial responsibility requirements, which if not met would disqualify it from contracting with Title IV eligible institutions.
If we or our subcontractors or agents violate the misrepresentation rule, or similar international, federal and state regulatory requirements, we could face fines, sanctions and other liabilities.
We are required to comply with other regulations promulgated by the DOE that affect our student acquisition activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a university client’s program, a university client’s financial charges or the employability of a university client’s program graduates. A violation of this rule, FTC rules or other international, federal or state regulations applicable to our marketing activities by our university client, our employees, subcontractors or agents performing services for clients could lead to governmental investigations and sanctions, hurt our reputation, result in the termination of university client contracts and our ability to contract with institutions, require us to pay fines or other monetary penalties or require us to pay the costs associated with indemnifying a university client from private claims or government investigations.

If our university clients fail to maintain their state authorizations, or we or our university clients violate other state laws and regulations, students in their offerings could be adversely affected and we could lose our ability to operate in that state and provide services to these university clients.
Our university clients must be authorized in certain states to offer online educational offerings, engage in recruiting and operate externships, internships, clinical training or other forms of field experience, depending on state law. The loss of or failure to obtain state authorization would, among other things, limit the ability of a university client to enroll students in that state, render the university client and its students ineligible to participate in Title IV programs or receive other aid in that state, diminish the attractiveness of the university client’s offering and ultimately compromise our ability to generate revenue and become profitable.
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
The loss or suspension of a university client’s accreditation or other adverse action by the university client’s institutional or programmatic accreditor could render the institution or its offerings ineligible to participate in Title IV programs, could prevent the university client from offering certain educational offerings and, for certain degree-granting programs, could make it impossible for the graduates of the university client’s program to obtain employment in the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that offering.
Our future growth could be negatively impacted if our university clients fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain states.
Our university clients are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs or locations, which may be conditioned, delayed or denied in a manner that could impair our strategic plans and future growth. Regulatory constraints have resulted in delays to various approvals our university clients are requesting, and such delays could in turn delay the timing of our ability to generate revenue from our university clients’ programs. In addition, changes to accrediting agency standards, policies and procedures could also delay university program approvals and negatively impact our ability to generate revenue from our university clients’ programs.
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
Various federal, state and foreign legislative, regulatory or other governmental bodies have adopted laws or regulations concerning privacy, security, data storage and data protection that could materially adversely impact our business. Moreover, much of the personal information we collect and process is regulated by multiple privacy laws across various jurisdictions. For example, the General Data Protection Regulation (“GDPR”), which took effect in May 2018, introduced robust requirements for the protection of personal data of individuals in the European Union (“EU”) and substantial fines for non-compliance, including fines up to 4% of a Company’s annual global revenue. However, with the withdrawal of the United Kingdom (“UK”) from the EU in 2020, we must also now comply with the local laws of that jurisdiction such as the UK Data Protection Act 2018 and the UK General Data Protection Regulation. This introduces the risk of possible enforcement from a separate data protection authority, with its distinct power to impose substantial fines for non-compliance. As another example, in July 2020, South Africa’s privacy law known as the Protection of Personal Information Act became effective, mandating new requirements for processing of personal information in South Africa, and our Company must comply with these laws.
We are also subject to evolving EU rules on data transfer, as we may transfer personal data from the European Economic Area to other jurisdictions. The invalidation of the EU-U.S. Privacy Shield framework in July 2020, enforcement action by certain EU data protection authorities (such as the Irish Data Protection Commission in May 2023) and introduction of updated Standard Contractual Clauses (SCC) in 2021 for alternative means of cross-border data transfer, results in additional complexity and risk to our compliance measures. The European Commission issued an adequacy decision in respect of the EU-US Data Privacy Framework on July 10, 2023, permitting transfers of personal data from the EU to U.S. organizations certified under the Framework, without additional transfer mechanisms. However, legal challenges to the validity of this adequacy decision have already been lodged in the EU, with further challenges expected.
Moreover, other new regulations, such as the Digital Services Act, which entered into force in the UK on November 16, 2022, and will apply to all EU member states in February 2024, and California’s Age Appropriate Design Code, passed in August 2022 and going into effect in July 2024, place additional obligations on online platforms and the ways in which they handle, share and disclose data.
In the U.S., the California Consumer Privacy Act (“CCPA”) took effect in January 2020. Pursuant to the CCPA, we are required, among other things, to meet certain enhanced notice requirements to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, and provide Californians with other choices related to personal data in our possession. The California Attorney General may seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. The CCPA was amended by the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023 (regulations pending). CPRA places additional obligations on covered businesses regarding consumer opt-out rights and use of sensitive data, among other requirements. Moreover, Virginia, Utah, Connecticut and Colorado all have passed new privacy laws that went into effect in 2023. New privacy laws have also recently been passed in Indiana, Iowa, Montana, and Tennessee, which will go into effect between 2024 and 2026. There are a number of additional proposals for U.S. federal and state privacy laws that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely impact our business. However, without an overarching federal law driving privacy compliance in the U.S., the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state attorneys general.
We also expect that there will continue to be new proposed laws, regulations, rulings and industry standards concerning privacy, security, data storage and data protection in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, rulings and standards may have on our business. For example, the European ePrivacy Directive (Directive 2002/58/EC, as amended by Directive 2009/136/EC), which obliges EU member states to introduce certain national laws regulating privacy in the electronic communications sector, will soon be replaced by the ePrivacy Regulation. As the text of the ePrivacy Regulation is still under development and in draft form, and as further guidance is issued and interpretations of both the ePrivacy Regulation and the GDPR develop, it is difficult to assess the impact of either on our business or operations, but it may require us to modify our data practices and policies. In addition, in 2021 new privacy laws were passed in China, Brazil and other jurisdictions, and in 2023, a new privacy law was passed in India. Many countries are considering updates to their current data protection regulations, including Australia.
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

•conditions or trends in our industry, the stock market or the economy, including the impact of recessions, inflation, and currency and interest rate fluctuations;
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
•sales of our common stock, including sales by our directors and officers or specific stockholders; and
•other factors such as political or social unrest, labor strikes or other widespread work stoppages, terrorist attacks, natural disasters, potential public health crises and other hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing conflicts in Ukraine and the Middle East.
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
As described in Part I, Item 3 of this Annual Report on Form 10-K, certain consumers have initiated class action lawsuits against us. Our defense against this litigation has caused and will continue to cause us to incur additional expenses and continue to divert management’s attention and resources from our business.
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
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand and reputation may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices, including resources required to comply with any final SEC rulemaking related to climate disclosures, the proposed rule for which was published by the SEC on March 21, 2022. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, access to capital and employee retention.
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
Our business and operations could be materially and adversely affected in the event of droughts, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises such as conflicts in Ukraine and the Middle East, inclement weather, the physical effects of climate change, public health crises, pandemics or endemics, or other catastrophic events. For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine or the conflict in the Middle East, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could negatively impact our results of operations. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism or outbreak of hostilities, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.

Further, risks related to rapid climate change may have an increasingly adverse impact on our business and those of our university clients and students in the longer term. Any of our primary locations and the locations of our university clients and students may be vulnerable to the adverse effects of climate change. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S., South Africa, and elsewhere have the potential to disrupt our business and the business of our university clients and students, and may cause us to experience higher attrition, losses, and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our university clients and students and impact the communities in which we operate. Overall, climate change, its effects, and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We, however, have experienced and expect to continue to experience cyber incidents of varying degrees. See Part I, Item A “Risk Factors – Risks Related to our Operations and Our Growth Strategy – If our security measures or those of our third-party service providers are breached or fail, resulting in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation,” for more detailed information on cybersecurity risks and the potential impacts.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives periodic briefings from management on our cyber risk management program.
Our management team, including our Chief Technology Officer and our SVP Cybersecurity and Runtime Operations, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Additional management is in place for dedicated governance, risk and compliance (GRC) team and cloud and application security team all with a daily focus on the technology risk management within 2U. These management teams have decades of experience in technology risk management.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
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
As of February 29, 2024, there were 43 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock with that of the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index for the five years ended December 31, 2023. The graph assumes that $100 was invested at the close of market on the last trading day of the fiscal year ended December 31, 2016 in the common stock of 2U, Inc., the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation on our common stock is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The data for the Nasdaq Composite Index, the Russell 3000 Index and the S&P North American Technology Software Index assumes reinvestments of gross dividends. The comparisons shown in the graph below are based upon historical data, and are not necessarily indicative of, nor intended to forecast, the potential future stock performance of our common stock.
Comparison of Cumulative Total Return
Through December 31, 2023
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
This section of this Form 10-K does not address certain items regarding the year ended December 31, 2021. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2021, including a year-over-year comparison between the years ended December 31, 2022 and 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale.
We provide 83 million people worldwide with access to world-class education in partnership with 260 top-ranked global universities and other leading organizations. Through edX, our education consumer marketplace, we offer more than 4,500 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, professional certificates as well as undergraduate and graduate degree programs. Our offerings cover a wide range of topics including artificial intelligence, business, healthcare, education, and social work, and provide learners with an affordable pathway to achieve both short-term and long-term professional and educational goals. Our platform provides our clients with the digital infrastructure to launch world-class online education offerings and allows students to easily access high-quality, job-relevant education without the barriers of cost or location.
We have two reportable segments: the Degree Program Segment and the Alternative Credential Segment.
In our Degree Program Segment, we provide technology and services to nonprofit colleges and universities to enable the online delivery of degree programs. Students enrolled in these programs are generally seeking an undergraduate or graduate degree of the same quality they would receive on campus.
In our Alternative Credential Segment, we provide premium online open courses, executive education programs, technical, and skills-based boot camps through relationships with nonprofit colleges and universities and other leading organizations. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings. In addition to selling these offerings directly to individuals, we also sell to organizations and institutions, including employers, non-profits, governments and governmental entities to enable upskilling and reskilling of their workforces.
Leadership Transition
In November 2023, we announced that Christopher “Chip” J. Paucek would depart from the role of Chief Executive Officer and resign as a member of the Board and that Paul S. Lalljie, our then Chief Financial Officer, would succeed Mr. Paucek as Chief Executive Officer and become a member of the Board. In connection with Mr. Lalljie’s appointment as Chief Executive Officer, Matthew J. Norden, the Company’s current Chief Legal Officer, was also appointed to the role of Chief Financial Officer. In January 2024, we announced a new organizational structure with an executive leading each of our reportable segments. Andrew Hermalyn has been appointed President of the Degree Program Segment, and Aaron McCullough, has been appointed President of the Alternative Credential Segment.
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
•If we do not amend or refinance our term loan, or raise capital to reduce our debt in the short term, we would likely not have sufficient cash on hand or available liquidity to pay off the balance of our term loan at an accelerated maturity date. Given these factors, substantial doubt exists about our ability to continue as a going concern within one year from the date that the consolidated financial statements are issued. Refer to “Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K for more information. Refer to Notes 2 and 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our going concern assessment and our debt, respectively. Refer to the risks described in Part I, Item A “Risk Factors” for a discussion of the risks related to our indebtedness and capital structure.
•Beginning in mid-2022, we initiated a series of actions designed to strengthen our business by driving profitability and cash flow. In furtherance of these goals, in late 2023 we commenced comprehensive performance improvement exercises aimed at further improving our profitability through cost control and contribution margin improvement across both segments, optimizing our operating model, ensuring staffing levels align with business priorities across functional areas, and deleveraging our balance sheet. If we are unable to realize the anticipated benefits of these efforts, our results of operations and financial condition could be materially and adversely affected.
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
Revenue Drivers
In our Degree Program Segment, we derive substantially all of our revenue from revenue-share arrangements with our university clients under which we receive a contractually specified percentage of the amounts students pay them to enroll in degree programs. Our contracts to provide our entire bundle of services generally have 10 to 15 year terms and do not include termination rights for convenience. Our contracts to provide services under our flexible degree model generally have terms of five years or more and do not include termination rights for convenience. From time to time, we enter into agreements to strategically exit certain programs. These portfolio management agreements may provide for compensation related to the transfer of these programs and make-whole fees. In our Alternative Credential Segment, we derive substantially all of our revenue from tuition and fees from students taking our executive education programs, boot camps, and premium online open courses. Revenue in each segment is primarily driven by the number of student enrollments in our offerings.
Operating Expense
Marketing and Sales
Our most significant expense relates to marketing and sales activities to attract students to our offerings across both of our segments. This includes the cost of search engine optimization, search engine marketing and social media optimization, as well as personnel and personnel-related expense for our marketing and recruiting teams.
In our Degree Program Segment, our marketing and sales expense in any period generates student enrollments seven to twelve months later, on average. We then generate revenue as students progress through their programs, which generally occurs over a two-year period following initial enrollment. Accordingly, our marketing and sales expense in any period is an investment to generate revenue in future periods. Therefore, we do not believe it is meaningful to directly compare current period revenue to current period marketing and sales expense.
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
General and Administrative
General and administrative expense consists primarily of personnel and personnel-related expense for our centralized functions, including executive management, legal, finance, human resources, and other departments that do not provide direct operational services. General and administrative expense also includes certain professional fees and other corporate expenses.
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

Results of Operations
Consolidated Operating Results
Comparison of Years Ended December 31, 2023 and 2022
The following table presents selected consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Year Ended December 31,
	2023		2022		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$945,953	100.0%	$963,080	100.0%	$(17,127)	(1.8)%
Costs and expenses
Curriculum and teaching	129,304	13.7	129,886	13.5	(582)	(0.4)
Servicing and support	128,298	13.6	147,797	15.3	(19,499)	(13.2)
Technology and content development	176,218	18.6	190,472	19.8	(14,254)	(7.5)
Marketing and sales	372,129	39.3	422,147	43.8	(50,018)	(11.8)
General and administrative	132,680	14.0	159,418	16.6	(26,738)	(16.8)
Restructuring charges	36,256	3.8	33,239	3.5	3,017	9.1
Impairment charges	196,871	20.8	138,291	14.4	58,580	42.4
Total costs and expenses	1,171,756	123.8	1,221,250	126.9	(49,494)	(4.1)
Loss from operations	(225,803)	(23.8)	(258,170)	(26.9)	32,367	(12.5)
Interest income	1,961	0.2	1,165	0.1	796	68.3
Interest expense	(74,573)	(7.9)	(62,234)	(6.5)	(12,339)	19.8
Debt modification expense and loss on debt extinguishment	(16,735)	(1.8)	—	—	(16,735)	*
Other (expense) income, net	(803)	(0.1)	(3,815)	(0.4)	3,012	(79.0)
Loss before income taxes	(315,953)	(33.4)	(323,054)	(33.7)	7,101	(2.2)
Income tax (expense) benefit	(1,654)	(0.2)	903	0.1	(2,557)	(283.2)
Net loss	$(317,607)	(33.6)%	$(322,151)	(33.6)%	$4,544	(1.4)%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the year ended December 31, 2023 decreased $17.1 million, or 1.8%, to $946.0 million as compared to $963.1 million in 2022.
Revenue from our Degree Program Segment decreased $10.6 million, or 1.8% to $561.0 million and included $88.0 million of revenue from the mutually negotiated exit of certain degree programs, or portfolio management activities. Full course equivalent (“FCE”) enrollments decreased by 39,061, or 16.7%, primarily driven by fewer programs operating in the period due to portfolio management activities, a greater number of students graduating from programs that were launched during the pandemic than new student enrollments in these programs, and the impact of our transition to a new marketing framework in mid-2022 in connection with the 2022 Strategic Realignment Plan. Average revenue per FCE enrollment increased from $2,447 to $2,883, or 17.8%, primarily driven by the revenue acceleration from fees received in connection with portfolio management activities.
Revenue from our Alternative Credential Segment decreased $6.6 million, or 1.7% to $384.9 million. This decrease was primarily due to a $13.6 million decrease in revenue from our boot camp offerings driven by a 6% decrease in FCE enrollments, partially offset by a $6.9 million increase in revenue from our executive education offerings driven by an 8% increase in FCE enrollments.
Curriculum and Teaching. Curriculum and teaching expense decreased $0.6 million, or 0.4%, to $129.3 million as compared to $129.9 million in 2022. This decrease was primarily due to a decrease in personnel and personnel-related expense.

Servicing and Support. Servicing and support expense decreased $19.5 million, or 13.2%, to $128.3 million as compared to $147.8 million in 2022. This decrease was primarily due to a $17.9 million decrease in personnel and personnel-related expense driven by headcount reductions, lower performance-based compensation, and a reduction in the size of equity grant values and a $2.3 million decrease in lease and facility costs due to the consolidation of facilities in connection with the 2022 Strategic Realignment Plan.
Technology and Content Development. Technology and content development expense decreased $14.3 million, or 7.5%, to $176.2 million as compared to $190.5 million in 2022. This decrease was primarily due to an $8.8 million decrease in depreciation and amortization expense, a $5.5 million decrease in personnel and personnel-related expense driven by headcount reductions, lower performance-based compensation, and a reduction in the size of equity grant values, a $3.8 million decrease in professional fees and other costs to support technology and content development, and a $1.8 million decrease in lease and facility costs due to the consolidation of facilities in connection with the 2022 Strategic Realignment Plan. These decreases were partially offset by a $6.0 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense decreased $50.0 million, or 11.8%, to $372.1 million as compared to $422.1 million in 2022. This decrease was primarily due to a $27.2 million decrease in marketing expense from the implementation of a more efficient marketing framework in mid-2022, an $11.4 million decrease in personnel and personnel-related expense driven by headcount reductions, lower performance-based compensation, and a reduction in the size of equity grant values, a $5.8 million decrease in depreciation and amortization expense, and a $3.8 million decrease in lease and facility costs due to the consolidation of facilities in connection with the 2022 Strategic Realignment Plan.
General and Administrative. General and administrative expense decreased $26.7 million, or 16.8%, to $132.7 million as compared to $159.4 million in 2022. This decrease was primarily due to a $30.2 million decrease in personnel and personnel-related expense driven by headcount reductions, lower performance-based compensation, and a reduction in the size of equity grant values, and a $3.5 million decrease in lease and facility costs due to the consolidation of facilities in connection with the 2022 Strategic Realignment. These decreases were partially offset by a $5.2 million increase in certain litigation-related expense, a $1.9 million increase in professional fees, and a $1.6 million increase in depreciation and amortization expense.
Restructuring Charges. Restructuring charges increased $3.0 million, or 9.1%, to $36.3 million as compared to $33.2 million in 2022. This increase was primarily due to a $5.6 million increase in severance and severance-related expense, partially offset by a $1.0 million decrease in professional and other fees relating to restructuring activities.
Impairment Charges. In the second quarter of 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. In the fourth quarter of 2023, we recorded impairment charges of $62.8 million to goodwill. In the first quarter of 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. In the third quarter of 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively.
Net Interest Income (Expense). Net interest expense increased $11.5 million, or 18.9%, to $72.6 million as compared to $61.1 million in 2022. This increase was primarily due to a $9.1 million increase in interest expense related to the 2030 Notes that were issued in January 2023 and a $3.7 million increase in interest expense incurred under our Second Amended Credit Agreement.
Debt modification expense and loss on debt extinguishment. In the first quarter of 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense related to the refinancing of the Second Amended Credit Agreement.
Other Income (Expense), Net. Other expense, net was $0.8 million for the year ended December 31, 2023, as compared to other expense, net of $3.8 million for the year ended December 31, 2022. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax (Expense) Benefit. For the year ended December 31, 2023, we recognized income tax expense of $1.7 million, and our effective tax rate was approximately (0.5)%. For the year ended December 31, 2022, we recognized an income tax benefit of $0.9 million, and our effective tax rate was approximately 0.3%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

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
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Year Ended December 31,
	2023	2022

	(in thousands)
Net loss	$(317,607)	$(322,151)
Adjustments:
Stock-based compensation expense	39,688	80,220
Other (income) expense, net	803	3,815
Net interest expense	72,612	61,069
Income tax expense (benefit)	1,654	(903)
Depreciation and amortization expense	115,322	128,153
Debt modification expense and loss on debt extinguishment	16,735	—
Impairment charges	196,871	138,291
Restructuring charges	36,256	33,239
Other*	8,462	3,348
Total adjustments	488,403	447,232
Total segment profitability	$170,796	$125,081

*
Includes (i) transaction and integration expense of $3.6 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively, and (ii) stockholder activism and litigation-related (recoveries) expense of $4.9 million and $(0.3) million for the years ended December 31, 2023 and 2022, respectively.

Years Ended December 31, 2023 and 2022
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Year Ended December 31,		Period-to-Period Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$561,044	$571,608	$(10,564)	(1.8)%
Alternative Credential Segment	384,909	391,472	(6,563)	(1.7)%
Total revenue	$945,953	$963,080	$(17,127)	(1.8)%

Segment profitability
Degree Program Segment	$214,699	$180,727	$33,972	18.8%
Alternative Credential Segment	(43,903)	(55,646)	11,743	21.1%
Total segment profitability	$170,796	$125,081	$45,715	36.5%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the years ended December 31, 2023 and 2022.
Degree Program Segment profitability increased $34.0 million, or 19%, to $214.7 million as compared to $180.7 million in 2022. Revenue from our Degree Program Segment decreased $10.6 million, or 1.8%, and included $88.0 million of revenue from portfolio management activities. Operating expenses decreased $44.5 million due to the implementation of the 2022 Strategic Realignment Plan and lower performance-based compensation.
Alternative Credential Segment profitability increased $11.7 million, or 21%, to $(43.9) million as compared to $(55.6) million in 2022. Revenue from our Alternative Credential Segment decreased $6.6 million, or 1.7%. This decrease was primarily due to a $13.6 million decrease in revenue from our boot camp offerings driven by a 6% decrease in FCE enrollments, partially offset by a $6.9 million increase in revenue from our executive education offerings driven by an 8% increase in FCE enrollments. In addition, operating expenses decreased $18.3 million due to the implementation of the 2022 Strategic Realignment Plan and lower performance-based compensation.
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
Full Course Equivalent Enrollments
We measure FCE enrollments for each of the courses offered during a particular period by taking the number of students enrolled in that course and multiplying it by the percentage of the course completed during that period. We add the FCE enrollments for each course within each segment to calculate the total FCE enrollments per segment. This metric allows us to consistently view period-over-period changes in enrollments by accounting for the fact that many courses we enable straddle multiple fiscal quarters. For example, if a course had 25 enrolled students and 40% of the course was completed during a particular period, we would count the course as having 10 FCE enrollments for that period. Any individual student may be enrolled in more than one course during a period, and therefore count as multiple FCE enrollments.
Average revenue per FCE enrollment represents our weighted-average revenue per course across the mix of courses being offered during a period in each of our operating segments. This number is derived by dividing the total revenue for a period for each of our operating segments by the number of FCE enrollments within the applicable segment during that same period. This amount may vary from period to period depending on the academic calendars of our university clients, the enrollment levels in our offerings, and varying tuition levels, among other factors.
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

	Year Ended December 31,
	2023	2022

Degree Program Segment
FCE enrollments	194,574	233,635
Average revenue per FCE enrollment	$2,883	$2,447
Alternative Credential Segment
FCE enrollments	97,647	93,471
Average revenue per FCE enrollment	$3,662	$3,897
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

	Year Ended December 31,
	2023	2022

	(in thousands)
Net loss	$(317,607)	$(322,151)
Adjustments:
Stock-based compensation expense	39,688	80,220
Other (income) expense, net	803	3,815
Net interest expense	72,612	61,069
Income tax expense (benefit)	1,654	(903)
Depreciation and amortization expense	115,322	128,153
Debt modification expense and loss on debt extinguishment	16,735	—
Impairment charge	196,871	138,291
Restructuring charges	36,256	33,239
Other*	8,462	3,348
Total adjustments	488,403	447,232
Adjusted EBITDA	$170,796	$125,081

*
Includes (i) transaction and integration expense of $3.6 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively, and (ii) litigation-related (recoveries) expense of $4.9 million and $(0.3) million for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $60.7 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the 2025 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the 2025 Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2025 Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted 2025 Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the 2025 Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of December 31, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and we have the right under the 2025 Indenture to determine the method of settlement at the time of conversion, and the 2025 Notes, therefore, are classified as a non-current on the consolidated balance sheets.
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
In January 2023, we consummated the issuance of the notes (“2030 Notes”) in an aggregate principal amount of $147.0 million in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2030 Notes are governed by an indenture (“the 2030 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by us or converted. At any time from, and after January 11, 2023, the 2030 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. The net proceeds from the issuance of the 2030 Notes were $127.1 million. We used the proceeds from the offering of the 2030 Notes, along with cash on our balance sheet, to repay a portion of the amounts outstanding under the Amended Term Loan Facilities. We have the right under the 2030 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2030 Notes are classified as non-current on the consolidated balance sheets.
Refer to Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our debt. Refer to the risks described in Part I, Item A “Risk Factors” for a discussion of the risks related to our indebtedness and capital structure. Specifically, refer to the factors titled, “The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility,” and, “We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.”
We have financed our operations primarily through payments from our clients and students for our technology and services, the borrowings under our Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and public and private equity financings. In January 2024, we entered into a receivables factoring transaction with Morgan Stanley Senior Funding (“Morgan Stanley”) whereby Morgan Stanley has committed to purchase up to $86.2 million of receivables owing to the company related to portfolio management activities at a purchase rate of 88%. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our Second Amended Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. However, our ability to continue as a going concern within one year from the date our consolidated financial statements are issued is dependent on refinancing our debt or raising capital to reduce our debt in the short term. If we are unable to complete the foregoing, we likely would not have sufficient cash on hand or available liquidity to pay off the balance of our term loan on an accelerated maturity date.
Pursuant to the Second Amended Credit Agreement, if more than $40 million of our 2025 Notes remain outstanding on January 30, 2025, the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025. In addition, our Second Amended Credit Agreement includes a financial covenant that requires us to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. As of December 31, 2023, we were in compliance with this covenant; however, we cannot provide assurance that we will achieve minimum Recurring Revenues in future periods. If we are unable to comply with this financial covenant and are unable to cure or obtain a waiver related to this covenant, the obligations under the Second Amended Credit Agreement could accelerate. We are currently evaluating options to refinance our debt in the short term, however there can be no assurance that such financing would be available to us on favorable terms or at all. Refer to the risks described in Part I, Item A “Risk Factors” for a discussion of the risks related to indebtedness and capital structure. Given these factors, substantial doubt exists about our ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.
The implementation of the 2022 Strategic Realignment Plan has resulted in improved profitability and we expect this, in conjunction with the comprehensive performance improvement exercise initiated in the fourth quarter of 2023, will lead to further profitability improvements going forward. We believe these profitability improvements will be further aided by our long-term revenue contracts. Our ability to support our cash requirements in the long term will depend on many factors, including our ability to realize the anticipated benefits of the 2022 Strategic Realignment Plan and the comprehensive performance improvement exercise initiated in the fourth quarter of 2023 and our ability to obtain equity or debt financing on reasonable terms, if at all.
Our principal uses of cash include refinancing our debt, debt service requirements, and capital expenditures for content development, capitalized technology, and property and equipment. During the years ended December 31, 2023 and 2022, our capital asset additions were $50.8 million and $75.4 million, respectively.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Year Ended December 31,
	2023	2022

Net cash (used in) provided by operating activities	$(3,431)	$10,927
Net cash used in investing activities	(49,831)	(69,350)
Net cash used in financing activities	(55,018)	(6,925)
Effect of exchange rate changes on cash	(899)	(1,983)
Net decrease in cash, cash equivalents and restricted cash	$(109,179)	$(67,331)
Operating Activities
Cash flows from operating activities have typically been generated from our net income (loss) and by changes in our operating assets and liabilities, adjusted for non-cash expense items such as depreciation and amortization expense and stock-based compensation expense. Our cash flows from operations can fluctuate from quarter to quarter due to changes in accounts receivable and deferred revenue driven by varying academic schedules and enrollment levels in our offerings. In addition to these fluctuations in working capital, cash flows from operations at the beginning of the year are impacted by greater marketing spend and the timing of certain payments. We also typically reduce our paid search and other marketing and sales efforts during late November and December because of less demand during the holiday season, contributing to improvements in working capital in the fourth quarter.
The following sections set forth the components of our $3.4 million of cash used in operating activities during the year ended December 31, 2023.
Net income (adjusted for non-cash charges)
The following table sets forth our net income (adjusted for non-cash charges) during the year ended December 31, 2023 (in thousands):

Net loss	$(317,607)
Non-cash interest expense	13,652
Depreciation and amortization expense	115,322
Stock-based compensation expense	39,688
Loss on debt extinguishment	12,123
Non-cash lease expense	17,404
Provision for credit losses	10,017
Impairment charges	196,871
Restructuring	866
Other	965
Net income (adjusted for non-cash charges)	$89,301

Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash used in changes in operating assets and liabilities during the year ended December 31, 2023 (in thousands):

Changes in operating assets and liabilities, net of assets and liabilities acquired:
Cash used in accounts receivable, net and other receivables, net	$(55,992)
Cash used in prepaid expenses, other assets, and other liabilities, net	(27,647)
Cash used in accounts payable and accrued expenses	(436)
Cash provided by deferred revenue	(8,657)
Net cash used in changes in operating assets and liabilities	$(92,732)
From December 31, 2022 to December 31, 2023:
•Accounts receivable, net and other receivables, net increased $56.0 million. This increase was primarily due to an increase in accounts receivable from portfolio management activities.
•Other liabilities decreased $41.2 million, primarily due to a decrease in our lease liability and payments made to university clients in certain of our alternative credential offerings.
•Deferred revenue decreased $8.7 million, primarily due to lower enrollments in coding boot camp offerings, partially offset by higher enrollments in executive education offerings.
Investing Activities
Our investing activities primarily consist of capital expenditures to support the overall growth of our business, strategic acquisitions, and divestitures.We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the year ended December 31, 2023, net cash used in investing activities was $49.8 million. This use of cash was driven by cash outflows of $44.0 million for the addition of amortizable intangible assets and $6.0 million for purchases of property and equipment.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units and the exercise of stock options.
During the year ended December 31, 2023, net cash used in financing activities was $55.0 million. This use of cash was primarily driven by net cash outflows of $56.1 million under the Second Amended Credit Agreement and the 2030 Notes.

Contractual Obligations and Commitments
The following table summarizes our obligations under the 2025 Notes, the 2030 Notes, deferred government grant obligations, non-cancelable operating leases, commitments to certain of our university clients in exchange for contract extensions and various marketing and other rights, and purchase obligations as of December 31, 2023. Future events could cause actual payments to differ from these amounts. As of December 31, 2023, outstanding borrowings under our Revolving Loan Facility were $40 million.

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Term loan facilities*	$49,707	$473,995	$—	$—	$523,702
2025 Notes**	8,550	384,275	—	—	392,825
2030 Notes**	6,615	13,230	13,230	156,923	189,998
Deferred government grant obligations***	3,500	—	—	—	3,500
Operating lease obligations	24,305	41,616	38,857	32,917	137,695
Future minimum payments to university clients	3,569	7,000	7,000	—	17,569
Non-cancelable purchase obligations	40,917	47,023	3,600	—	91,540
Total	$137,163	$967,139	$62,687	$189,840	$1,356,829

*	Amounts represent principal and interest, based on the interest rate in effect at December 31, 2023.
**
Amounts represent principal and fixed-rate interest cash payments over the life of the 2025 Notes and 2030 Notes, including anticipated interest payments that are not recorded on our consolidated balance sheets. Any future settlement of the 2025 Notes and 2030 Notes would impact our cash payments.

***	Amounts represent conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.
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
Revenue Recognition, Receivables and Provision for Credit Losses
We generate substantially all of our revenue from contractual arrangements, with either our university clients or students, to provide our technology and services.

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
Our Degree Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled degree programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain university contracts. Our contracts with university clients in this segment typically have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. Our contracts to provide our entire bundle of services generally have 10 to 15 year terms and our contracts to provide services under our flexible degree model generally have terms of five years or more. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the tuition charged and the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for our expected obligation to refund tuition and fees to university clients.
Our Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, our executive education programs and boot camps. Our executive education programs run between two and 16 weeks, while our boot camps run between 12 and 24 weeks. In this segment, our contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. We recognize the proceeds received, net of any applicable pricing concessions, from the students enrolled and share contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks and other services that the university agrees to provide. These amounts are recognized as curriculum and teaching expenses on our consolidated statements of operations and comprehensive loss. Our contracts with university clients in this segment typically have a shorter duration than our contracts with university clients in our Degree Program Segment.
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
Long-Lived Assets
Amortizable Intangible Assets
Acquired Definite-lived Intangible Assets. We capitalize purchased definite-lived intangible assets, such as software, websites, trade names, and domains, and amortize them on a straight-line basis over their estimated useful life. Historically, we have assessed the useful lives of these acquired intangible assets to be between three and 25 years.
Capitalized Technology. Capitalized technology includes certain purchased software and technology licenses, direct third-party costs, and internal payroll and payroll-related costs used in the creation of our internal-use software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our technology with the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these amounts are amortized using the straight-line method over the estimated useful life of the software, which is generally three to five years.
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
Goodwill
We test our goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. During the second quarter of 2023, we completed the update of our internal financial reporting structure to better align with the executive structure following the 2022 Strategic Realignment Plan. As a result of this update, our three reporting units within the Alternative Credential Segment (Executive Education, Boot Camp, and Open Courses) were combined into a single reporting unit (Alternative Credential). The Degree Program Segment continues to have one reporting unit (Degree Program). We performed impairment assessments before and after the change in reporting units. The results of these assessments are described further below.
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

Other Indefinite-lived Intangible Assets
In November 2021, we acquired an indefinite-lived intangible asset, which represented the established edX trade name. We concluded that due to changes in facts and circumstances, effective July 1, 2023, the edX trade name should no longer have an indefinite useful life. We began amortizing the edX trade name on a straight-line basis over its estimated remaining useful life of 25 years. The impact of this change in accounting estimate was immaterial to our consolidated statements of operations for year ended December 31, 2023. We expect the impact to be immaterial in future periods. See Note 5 to our Consolidated Financial Statements in Item 8 of Part II of this annual report for more information regarding the indefinite-lived intangible asset.
We determined the fair value of our indefinite-lived asset utilizing the income-based approach. The income-based approach requires us to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, discount rates, terminal growth rates, forecasts of revenue and margins, and royalty rates. When determining these assumptions and preparing these estimates, we consider historical results and current operating trends, revenue, profitability, cash flow results and forecasts, and industry trends. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, the continued efforts of competitors to gain market share and prospective student enrollment patterns.
Impairment Assessments
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
For the interim impairment assessment performed as of September 30, 2022, we determined the carrying values of two of the reporting units within our Alternative Credential Segment and the carrying value of an indefinite-lived intangible asset exceeded their respective estimated fair value. As a result, during the three months ended September 30, 2022, we recorded impairment charges of $50.2 million to goodwill, of which $43.0 million related to the Open Courses reporting unit and $7.2 million related to the Executive Education reporting unit. In addition, during the three months ended September 30, 2022, we recorded impairment charges of $29.3 million to the indefinite-lived intangible asset within our Alternative Credential Segment. These charges are included within operating expense on our consolidated statements of operations. The estimated fair value of each of the remaining reporting units exceeded their respective carrying value by approximately 10% or more.
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

During the fourth quarter of 2023, we experienced a significant decline in our market capitalization. In addition, we made updates to certain long-term financial projections. Management deemed these factors to be triggering events related to our goodwill. We performed a quantitative interim impairment assessment as of December 31, 2023 and determined the carrying value of the Alternative Credential reporting unit exceeded its estimated fair value. As a result, during the three months ended December 31, 2023, we recorded impairment charges of $62.8 million to goodwill, These charges are included within operating expense on our consolidated statements of operations. The estimated fair value of the Degree Program reporting unit exceeded its carrying value by more than 10%.
For each of the interim impairment assessments, we utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of each reporting unit and an income-based approach to determine the fair value of its indefinite-lived intangible asset. For the impairment assessments performed in 2022, key assumptions used in the income-based approach included discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment, terminal growth rates and forecasts of revenue and margins. For the goodwill impairment assessments performed in 2023, key assumptions used in the income-based approach included discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment, terminal growth rates and forecasts of revenue and margins. For the indefinite-lived intangible asset impairment assessment performed as of May 1, 2023, key assumptions used in the income-based approach included discount rates, terminal growth rates, forecasts of revenue, and a royalty rate. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
As of December 31, 2023 and December 31, 2022, the goodwill balance was $651.5 million and $734.6 million, respectively. As of December 31, 2023 the Degree Program reporting unit and the Alternative Credential reporting unit had goodwill balances of $192.5 million and $459.0 million, respectively. It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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
For the impairment analysis of the Alternative Credential reporting unit performed as of December 31, 2023, a 1% increase or decrease to the discount rate, in isolation, would result in an $18.6 million decrease or a $20.7 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $6.3 million decrease or a $7.0 million increase to the estimated fair value of the reporting unit, respectively.
See Note 5 to our Consolidated Financial Statements in Item 8 of Part II of this annual report for more information regarding goodwill and intangible assets.
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

Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement will bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. As of December 31, 2023, borrowings under our Second Amended Credit Agreement were $416.2 million. A hypothetical change in interest rates by 100 basis points would result in a change to 2023 interest expense of approximately $4.2 million.
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
For the years ended December 31, 2023 and 2022, our foreign currency translation adjustments were losses of $5.7 million and $3.5 million, respectively. For the years ended December 31, 2023 and 2022, we recognized foreign currency exchange losses of $0.8 million and $4.2 million, respectively, included on our consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended December 31, 2023 was 11% and 6% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended December 31, 2022 was 12% and 9% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the years ended December 31, 2023 and 2022, however, our business could be materially affected by inflation in the future. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data

2U, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
2U, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 2U, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company projects that it will not have sufficient cash on hand or available liquidity to meet the obligations of the Second Amended Credit Agreement. As a result, substantial doubt is raised about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Determination of implied pricing concessions
As discussed in Note 15 to the consolidated financial statements, the Company’s Alternative Credential Segment recorded revenue of $384.9 million for the year ended December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the transaction price in certain contracts with customers of the Alternative Credential Segment includes variable consideration, subject to a constraint, in the form of implied pricing concessions. The Company initially estimates the value of implied pricing concessions, including the effect of the constraint on variable consideration, at contract inception and updates the estimate in each reporting period based on the Company’s collection history data and market data.
We identified the assessment of the estimated implied pricing concessions as a critical audit matter. Significant auditor judgment was involved in evaluating the reliability of market data and the weighting applied to the Company’s collection history data and the market data used in estimating the overall rate of implied pricing concessions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the overall rate of implied pricing concessions, including controls related to the reliability of the market data and determination of the weighting applied to the Company’s collection history data and market data used in the estimate. We evaluated the reliability of the market data by considering the source and nature of the data. We evaluated the reasonableness of the weighting applied to the Company’s own collection history data and market data by performing sensitivity analyses over those inputs and by comparing the Company’s overall rate of implied pricing concessions to data published by certain agencies of the federal government.
Impairment of goodwill and indefinite-lived intangible asset
As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. During the second quarter of 2023, the Company determined the carrying value of the Open Courses reporting unit and the carrying value of an indefinite-lived intangible asset, both within the Alternative Credential Segment, exceeded their respective fair values. As a result, the Company recorded impairment charges of $16.7 million to goodwill, all of which related to the Open Courses reporting unit, and $117.4 million to the indefinite-lived intangible asset. In addition, during the fourth quarter, the Company determined the carrying value of its Alternative Credential reporting unit exceeded its estimated fair value. As a result, the Company recorded impairment charges of $62.8 million to goodwill. For each impairment assessment, the Company used a weighted combination of an income-based approach and market-based approach to determine the fair value of each reporting unit and an income-based approach to determine the fair value of its indefinite-lived intangible asset.
We identified the evaluation of the second quarter impairment of goodwill for the Open Courses reporting unit and an indefinite-lived intangible asset within the Alternative Credential Segment, and the fourth quarter impairment of the Alternative Credential reporting unit as a critical audit matter. Subjective auditor judgment was required to evaluate certain key assumptions applied in the respective income-based approaches used to determine the fair value of the reporting units and the indefinite-lived intangible asset. For the reporting units, the key assumptions included the forecasted revenue growth rates, including the terminal growth rate, forecasted margins, and the discount rates. For the indefinite-lived intangible asset, the key assumptions included the forecasted revenue growth rates, including the terminal growth rate, and the discount rate. Changes to these key assumptions could have had a substantial impact on the fair value of the reporting units and indefinite-lived intangible asset and the amount of the impairment charges. Additionally, the audit effort associated with the estimates required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill and indefinite-lived intangible asset impairment analysis process. This included controls related to the forecasted revenue growth rates, including the terminal growth rate, forecasted margins, and the development of the discount rates. We evaluated the Company’s forecasted revenue growth rates and forecasted margins by comparing them to historical actual results for the Company and its peers. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s terminal growth rate by comparing it to publicly available market data
•evaluating the Company’s discount rates by comparing the assumptions and data used by management to develop the discount rates to publicly available market data and historical experience.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
McLean, Virginia
March 6, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
2U, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited 2U, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 6, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
March 6, 2024

2U, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$60,689	$167,518
Restricted cash	12,710	15,060
Accounts receivable, net	115,944	62,826
Other receivables, net	28,293	33,813
Prepaid expenses and other assets	33,828	43,090
Total current assets	251,464	322,307
Other receivables, net, non-current	12,507	14,788
Property and equipment, net	40,233	45,855
Right-of-use assets	63,986	72,361
Goodwill	651,498	734,620
Intangible assets, net	371,198	549,755
Other assets, non-current	68,797	71,173
Total assets	$1,459,683	$1,810,859
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$103,378	$110,020
Deferred revenue	81,949	90,161
Lease liability	15,158	13,909
Accrued restructuring liability	14,506	6,692
Other current liabilities	44,348	58,210
Total current liabilities	259,339	278,992
Long-term debt	896,514	928,564
Deferred tax liabilities, net	323	282
Lease liability, non-current	83,297	99,709
Other liabilities, non-current	1,165	1,796
Total liabilities	1,240,638	1,309,343
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 82,260,619 shares issued and outstanding as of December 31, 2023; 78,334,666 shares issued and outstanding as of December 31, 2022	83	78
Additional paid-in capital	1,741,657	1,700,855
Accumulated deficit	(1,497,579)	(1,179,972)
Accumulated other comprehensive loss	(25,116)	(19,445)
Total stockholders’ equity	219,045	501,516
Total liabilities and stockholders’ equity	$1,459,683	$1,810,859
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$945,953	$963,080	$945,682
Costs and expenses
Curriculum and teaching	129,304	129,886	130,817
Servicing and support	128,298	147,797	138,548
Technology and content development	176,218	190,472	179,061
Marketing and sales	372,129	422,147	456,096
General and administrative	132,680	159,418	200,054
Restructuring charges	36,256	33,239	8,544
Impairment charges	196,871	138,291	—
Total costs and expenses	1,171,756	1,221,250	1,113,120
Loss from operations	(225,803)	(258,170)	(167,438)
Interest income	1,961	1,165	1,475
Interest expense	(74,573)	(62,234)	(51,222)
Debt modification expense and loss on debt extinguishment	(16,735)	—	(1,101)
Other income (expense), net	(803)	(3,815)	22,324
Loss before income taxes	(315,953)	(323,054)	(195,962)
Income tax (expense) benefit	(1,654)	903	1,196
Net loss	$(317,607)	$(322,151)	$(194,766)
Net loss per share, basic and diluted	$(3.93)	$(4.17)	$(2.61)
Weighted-average shares of common stock outstanding, basic and diluted	80,891,146	77,327,850	74,580,115
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(5,671)	(3,534)	(6,127)
Comprehensive loss	$(323,278)	$(325,685)	$(200,893)
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	72,451,521	$72	$1,646,574	$(695,872)	$(9,784)	$940,990
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	2,839,887	4	(18,784)	—	—	(18,780)
Exercise of stock options	312,570	—	6,489	—	—	6,489
Issuance of common stock in connection with employee stock purchase plan	150,685	—	3,583	—	—	3,583
Stock-based compensation expense	—	—	97,766	—	—	97,766
Net loss	—	—	—	(194,766)	—	(194,766)
Foreign currency translation adjustment	—	—	—	—	(6,127)	(6,127)
Balance, December 31, 2021	75,754,663	76	1,735,628	(890,638)	(15,911)	829,155
Cumulative effect of adoption of ASU No. 2020-06, net of taxes	—	—	(114,551)	32,817	—	(81,734)
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	2,118,999	2	(2,852)	—	—	(2,850)
Exercise of stock options, net	324,965	—	1,128	—	—	1,128
Issuance of common stock in connection with employee stock purchase plan	136,039	—	1,282	—	—	1,282
Stock-based compensation expense	—	—	80,220	—	—	80,220
Net loss	—	—	—	(322,151)	—	(322,151)
Foreign currency translation adjustment	—	—	—	—	(3,534)	(3,534)
Balance, December 31, 2022	78,334,666	78	1,700,855	(1,179,972)	(19,445)	501,516
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	3,446,458	4	(1,097)	—	—	(1,093)
Exercise of stock options, net	17,166	—	110	—	—	110
Issuance of common stock in connection with employee stock purchase plan	462,329	1	2,101	—	—	2,102
Stock-based compensation expense	—	—	39,688	—	—	39,688
Net loss	—	—	—	(317,607)	—	(317,607)
Foreign currency translation adjustment	—	—	—	—	(5,671)	(5,671)
Balance, December 31, 2023	82,260,619	$83	$1,741,657	$(1,497,579)	$(25,116)	$219,045
See accompanying notes to consolidated financial statements.

2U, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities
Net loss	$(317,607)	$(322,151)	$(194,766)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense	13,652	19,835	25,403
Depreciation and amortization expense	115,322	128,153	108,448
Stock-based compensation expense	39,688	80,220	97,766
Non-cash lease expense	17,404	21,020	18,933
Restructuring	866	9,555	5,014
Provision for credit losses	10,017	8,610	8,036
Impairment charges	196,871	138,291	—
Loss on debt extinguishment	12,123	—	1,101
Gain on sale of investment	—	—	(27,762)
Other	965	5,443	2,515
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(58,972)	(3,041)	(31,756)
Other receivables	2,980	(517)	(27,001)
Prepaid expenses and other assets	13,504	4,833	(7,636)
Accounts payable and accrued expenses	(436)	(42,735)	21,212
Deferred revenue	(8,657)	5,326	9,388
Other liabilities, net	(41,151)	(41,915)	(26,969)
Net cash (used in) provided by operating activities	(3,431)	10,927	(18,074)
Cash flows from investing activities
Purchase of a business, net of cash acquired	—	5,010	(761,118)
Additions of amortizable intangible assets	(44,010)	(62,445)	(60,546)
Purchases of property and equipment	(6,021)	(11,755)	(9,788)
Purchase of investments	—	—	(1,000)
Proceeds from investments	—	—	38,818
Advances made to university clients	—	(310)	—
Advances repaid by university clients	200	200	200
Other	—	(50)	—
Net cash used in investing activities	(49,831)	(69,350)	(793,434)
Cash flows from financing activities
Proceeds from debt	329,223	696	569,477
Payments on debt	(375,283)	(7,181)	(4,334)
Prepayment premium on extinguishment of senior secured term loan facility	(5,666)	—	—
Payment of debt issuance costs	(4,411)	—	(11,575)
Tax withholding payments associated with settlement of restricted stock units	(1,093)	(2,850)	(18,780)
Proceeds from exercise of stock options	110	1,128	6,489
Proceeds from employee stock purchase plan share purchases	2,102	1,282	3,583
Net cash (used in) provided by financing activities	(55,018)	(6,925)	544,860
Effect of exchange rate changes on cash	(899)	(1,983)	(2,309)
Net decrease in cash, cash equivalents and restricted cash	(109,179)	(67,331)	(268,957)
Cash, cash equivalents and restricted cash, beginning of period	182,578	249,909	518,866
Cash, cash equivalents and restricted cash, end of period	$73,399	$182,578	$249,909
See accompanying notes to consolidated financial statements.

2U, Inc.
Notes to Consolidated Financial Statements

1.    Organization
2U, Inc. (together with its subsidiaries, the “Company”) is a leading online education platform company. The Company’s mission is to expand access to, high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, the Company delivers technology and services that enable its clients to bring their educational offerings online at scale.
The Company provides 83 million people worldwide with access to world-class education in partnership with 260 top-ranked global universities and other leading organizations. Through edX, its education consumer marketplace, the Company offers more than 4,500 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, professional certificates as well as undergraduate and graduate degree programs. The Company’s offerings cover a wide range of topics including artificial intelligence, business, healthcare, education, and social work, and provide learners with an affordable pathway to achieve both short-term and long-term professional and educational goals. The Company’s platform provides its clients with the digital infrastructure to launch world-class online education offerings and allow students to easily access high-quality, job-relevant education without the barriers of cost or location.
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
The Company’s Alternative Credential Segment provides premium online open courses, executive education programs, technical, and skills-based boot camps through relationships with nonprofit colleges and universities and other leading organizations. Students enrolled in these offerings are generally seeking to reskill or upskill for career advancement or personal development through shorter duration, lower-priced offerings. In addition to selling these offerings directly to individuals, the Company also sells to organizations and institutions, including employers, non-profits, governments and governmental entities to enable upskilling and reskilling of their workforces.
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
Going Concern
At each annual and interim period, the Company evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The evaluation is based on relevant conditions or events that are known or reasonably knowable at the date that the consolidated financial statements are issued.

2U, Inc.
Notes to Consolidated Financial Statements

Pursuant to the Second Amended Credit Agreement, as defined in Note 10, if more than $40 million of the Company’s 2025 Notes, as defined below, remain outstanding on January 30, 2025, the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025.
The Second Amended Credit Agreement also contains a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. As of December 31, 2023, the Company was in compliance with this covenant; however, management cannot provide assurance that minimum Recurring Revenues will be achieved by the Company in future periods. If the Company is unable to comply with this financial covenant and is otherwise unable to cure or obtain a waiver related to this covenant, the obligations under the Second Amended Credit Agreement could accelerate. Refer to Note 10 for further information about the Company’s debt.
The Company’s ability to continue as a going concern is dependent on refinancing its debt or raising capital to reduce its debt in the short term. If it is unable to complete the foregoing, the Company likely would not have sufficient cash on hand or available liquidity to pay off the balance of the term loan on the accelerated maturity date. The Company is currently evaluating options to refinance its debt in the short term; however, there can be no assurance that such financing would be available to the Company on favorable terms or at all. Given these factors, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Revenue Recognition, Receivables and Provision for Credit Losses
The Company generates substantially all of its revenue from contractual arrangements, with either its university clients or students, to provide our technology and services.
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
The Degree Program Segment derives revenue primarily from contractually specified percentages of the amounts the Company’s university clients receive from their students in 2U-enabled degree programs for tuition and fees, less credit card fees and other specified charges the Company has agreed to exclude in certain university contracts. The Company’s contracts with university clients in this segment have a single performance obligation, as the promises to provide a platform of tightly

2U, Inc.
Notes to Consolidated Financial Statements

integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. The Company’s contracts to provide its entire bundle of services generally have 10 to 15 year terms and the contracts to provide services under the flexible degree model generally have terms of five years or more. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the tuition charged and the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for the Company’s expected obligation to refund tuition and fees to university clients.
The Alternative Credential Segment derives revenue primarily from contracts with students for the tuition and fees paid to enroll in, and progress through, the Company’s executive education programs and boot camps. The Company’s executive education programs run between two and 16 weeks, while boot camps run between 12 and 24 weeks. In this segment, the Company’s contracts with students include the delivery of the educational and related student support services and are treated as either a single performance obligation or multiple performance obligations, depending upon the offering being delivered. All performance obligations are satisfied ratably over the same presentation period, which is defined as the period beginning on the first day of the course through the last. The Company recognizes the proceeds received, net of any applicable pricing concessions, from the students enrolled and shares contractually specified amounts received from students with the associated university client, in exchange for licenses to use the university brand name and other university trademarks and other services that the university agrees to provide. These amounts are recognized as curriculum and teaching expenses on the Company’s consolidated statements of operations and comprehensive loss. The Company’s contracts with university clients in this segment typically have a shorter duration than the Company’s contracts with university clients in the Degree Program Segment.
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

2U, Inc.
Notes to Consolidated Financial Statements

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
Marketing and Sales Costs
The Company’s marketing and sales costs relate to activities to attract students to offerings across both of the Company’s segments. This includes the cost of Search Engine Optimization, Search Engine Marketing and Social Media Optimization, as well as personnel and personnel-related expense for the Company’s marketing and recruiting teams. For the years ended December 31, 2023, 2022 and 2021, expense related to the Company’s marketing and advertising efforts of its own brand were not material. All such costs are expensed as incurred and reported in marketing and sales expense on the Company’s consolidated statements of operations and comprehensive loss.
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

2U, Inc.
Notes to Consolidated Financial Statements

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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of December 31, 2023 and 2022. Refer to Note 10 for more information regarding the Company’s convertible senior notes.
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
Amortizable Intangible Assets
Acquired Definite-lived Intangible Assets.    The Company capitalizes purchased intangible assets, such as software, websites, trade names and domains, and amortizes them on a straight-line basis over their estimated useful life. Historically, the Company has assessed the useful lives of these acquired intangible assets to be between three and 25 years.
Capitalized Technology.    Capitalized technology includes certain purchased software and technology licenses, direct third-party costs, and internal payroll and payroll-related costs used in the creation of internal-use software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating the Company’s technology with the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these amounts are amortized using the straight-line method over the estimated useful life of the software, which is generally three to five years.
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

2U, Inc.
Notes to Consolidated Financial Statements

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
Non-Cash Long-Lived Asset Additions
The Company had non-cash capital asset additions of $0.8 million and $1.2 million in property and equipment, during the years ended December 31, 2023 and 2022, respectively.
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
During the second quarter of 2023, the Company completed an update of its internal financial reporting structure to better align with the executive structure following the 2022 Strategic Realignment Plan. As a result of this update, the Company’s three reporting units within the Alternative Credential Segment (Executive Education, Boot Camp, and Open Courses) were combined into a single reporting unit (Alternative Credential). The Degree Program Segment continues to have one reporting unit (Degree Program). The Company performed impairment assessments before and after the change in reporting units. Refer to the Interim Impairment Assessments section below for further information regarding the results of these assessments.

2U, Inc.
Notes to Consolidated Financial Statements

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
Other Indefinite-lived Intangible Assets
In November 2021, the Company acquired an indefinite-lived intangible asset, which represented the established edX trade name. The Company concluded that due to changes in facts and circumstances, effective July 1, 2023, the edX trade name should no longer have an indefinite useful life. The Company began amortizing the edX trade name on a straight-line basis over its estimated remaining useful life of 25 years. The impact of this change in accounting estimate was immaterial to the Company’s consolidated statements of operations for the year ended December 31, 2023. The Company expects the impact to be immaterial in future periods.
The Company determined the fair value of its indefinite-lived asset utilizing the income-based approach. The income-based approach requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include, but are not limited to, discount rates, terminal growth rates, forecasts of revenue and margins, and royalty rates. When determining these assumptions and preparing these estimates, the Company considers historical results and current operating trends, revenue, profitability, cash flow results and forecasts, and industry trends. These estimates can be affected by a number of factors including, but not limited to, general economic and regulatory conditions, the continued efforts of competitors to gain market share and prospective student enrollment patterns.
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

2U, Inc.
Notes to Consolidated Financial Statements

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
During the third quarter of 2023, the Company experienced a significant decline in its market capitalization, which management deemed to be a triggering event related to the Company’s goodwill. The Company performed a quantitative interim impairment assessment as of September 30, 2023. The estimated fair value of each of the Company’s reporting units exceeded their respective carrying value by more than 10%. Based on the qualitative assessment performed as of October 1, 2023, the date of the annual goodwill impairment assessment, the Company had no reporting units whose estimated fair value exceeded their carrying value by less than 10%.
During the fourth quarter of 2023, the Company experienced a significant decline in its market capitalization. In addition, the Company made updates to certain long-term financial projections. Management deemed these factors to be triggering events related to the Company’s goodwill. The Company performed a quantitative interim impairment assessment as of December 31, 2023 and determined the carrying value of its Alternative Credential reporting unit exceeded its estimated fair value. As a result, during the three months ended December 31, 2023, the Company recorded impairment charges of $62.8 million to goodwill. This charge is included within operating expense on the Company’s consolidated statements of operations. The estimated fair value of the Degree Program reporting unit exceeded its carrying value by more than 10%.
It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
For each of the interim impairment assessments, the Company utilized a weighted combination of an income-based approach and market-based approach to determine the fair value of each reporting unit and an income-based approach to determine the fair value of its indefinite-lived intangible asset. Key assumptions used in the income-based approach included discount rates based upon each respective reporting unit’s or indefinite-lived intangible asset’s weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment, terminal growth rates, forecasts of revenue and margins, and royalty rates. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section above. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.
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
In January 2023, the Company issued 4.50% convertible senior notes due February 1, 2030 (the “2030 Notes”) in an aggregate principal amount of $147.0 million in a private offering. Refer to Note 10 for more information regarding the 2030 Notes.
Pursuant to ASU No. 2020-06, the Company’s convertible senior notes are accounted for as a single instrument.
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

2U, Inc.
Notes to Consolidated Financial Statements

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
In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and should be adopted on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires new disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The ASU is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and related disclosures.

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
The total preliminary purchase price was $773.0 million in cash consideration, of which $23.0 million was distributed to an escrow account to satisfy indemnification claims and purchase price adjustments, as applicable. As of December 31, 2023, $3.4 million remained in escrow. During the year ended December 31, 2022, the Company recorded working capital adjustments of $5.0 million, reducing the final purchase price to $768.0 million.
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

	Estimated Useful Life (in years)	Purchase Price Allocation
		(in thousands)
Cash and cash equivalents		$11,901
Accounts receivable		6,608
Prepaid expenses and other assets		13,098
Property and equipment, net		529
Right-of-use assets		2,355
Other assets, non-current		572
Accounts payable and accrued expenses		(10,057)
Deferred revenue		(16,408)
Lease liability		(2,512)
Other liabilities		(32,981)
Intangible assets:
Developed technology	3	15,400
University client relationships	10	104,000
Enterprise client relationships	10	14,300
Trade names	indefinite*	255,000
Goodwill		406,204
		$768,009

*
In 2023, the Company began amortizing the trade name on a straight-line basis over its estimated useful life of 25 years. Refer to Note 5 for further information about the change in estimated useful life.

The estimated values of the definite-lived intangibles are being amortized on a straight-line basis over the estimated useful lives. The methodologies utilized to determine the estimated fair values of the acquired intangible assets are Level 3 measurements.

2U, Inc.
Notes to Consolidated Financial Statements

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

	December 31, 2023	December 31, 2022
	(in thousands)
Computer hardware	$6,747	$8,392
Furniture and office equipment	8,725	9,453
Leasehold improvements	72,165	67,188
Leasehold improvements in process	76	4,631
Total	87,713	89,664
Accumulated depreciation and amortization	(47,480)	(43,809)
Property and equipment, net	$40,233	$45,855
Depreciation expense of property and equipment was $10.6 million, $11.3 million and $12.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
During the first quarter of 2022, the Company completed the allocation of the preliminary goodwill balance resulting from the edX Acquisition to the Company’s reporting units. Refer to Note 3 for further information about the edX Acquisition. The goodwill was assigned to the reporting units that were expected to drive synergies from the acquisition, which was each of the Company’s reporting units. In addition, during the year ended December 31, 2022, the Company recorded working capital adjustments of $5.0 million, adjustments to the preliminary valuation of acquired assets and assumed liabilities of edX of $12.3 million, and goodwill impairment charges of $79.0 million. Refer to Note 2 for further information about the goodwill impairment charges.

2U, Inc.
Notes to Consolidated Financial Statements

	Balance as of December 31, 2022	Impairment Charges*	Foreign Currency Translation Adjustments	Balance as of December 31, 2023

	(in thousands)
Degree Program Segment
Gross goodwill	$192,459	$—	$—	$192,459
Accumulated impairments	—	—	—	—
Net goodwill	192,459	—	—	192,459

Alternative Credential Segment
Gross goodwill	$691,531	$—	$(3,651)	$687,880
Accumulated impairments	(149,370)	(79,471)	—	(228,841)
Net goodwill	542,161	(79,471)	(3,651)	459,039

Total
Gross goodwill	$883,990	$—	$(3,651)	$880,339
Accumulated impairments	(149,370)	(79,471)	—	(228,841)
Net goodwill	$734,620	$(79,471)	$(3,651)	$651,498
Refer to Note 2 for further information about the goodwill impairment charges.
The following table presents the components of intangible assets, net on the Company’s consolidated balance sheets as of each of the dates indicated.

		December 31, 2023			December 31, 2022
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount

		(in thousands)
Capitalized technology	3-5	$245,867	$(159,155)	$86,712	$226,761	$(132,621)	$94,140
Capitalized content development	4-5	233,592	(176,374)	57,218	261,844	(177,154)	84,690
University client relationships	9-10	208,823	(75,849)	132,974	210,138	(55,556)	154,582
Enterprise client relationships	10	14,300	(3,039)	11,261	14,300	(1,609)	12,691
Trade names and domain names*	5-25	284,810	(201,777)	83,033	284,701	(81,049)	203,652
Total intangible assets		$987,392	$(616,194)	$371,198	$997,744	$(447,989)	$549,755

*
The Company concluded that due to changes in facts and circumstances, the edX trade name, which was classified as indefinite-lived as of June 30, 2023, is now finite-lived. In the third quarter of 2023, the Company began amortizing the trade name on a straight-line basis over its estimated useful life. The gross carrying amount of the edX trade name was $255.0 million as of both December 31, 2023 and December 31, 2022. Accumulated amortization and impairments include $176.7 million and $59.3 million of impairment charges related to the edX trade name as of December 31, 2023 and December 31, 2022, respectively. Refer to Note 2 for further information about these impairment charges.

The amounts presented in the table above include $43.4 million and $53.9 million of in process capitalized technology and content development as of December 31, 2023 and December 31, 2022, respectively.

2U, Inc.
Notes to Consolidated Financial Statements

The Company recorded amortization expense related to amortizable intangible assets of $104.7 million, $116.9 million and $95.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of December 31, 2023.

Future Amortization Expense
(in thousands)
2024	$76,084
2025	56,310
2026	41,557
2027	29,563
2028	25,800
Thereafter	98,483
Total	$327,797

2U, Inc.
Notes to Consolidated Financial Statements
6.    Other Balance Sheet Details
Prepaid Expenses and Other Assets
As of December 31, 2023 and 2022, the Company had balances of $19.8 million and $20.5 million, respectively, of prepaid assets within prepaid expenses and other assets on the consolidated balance sheets.
Other Assets, Non-current
As of December 31, 2023 and 2022, the Company had balances of $13.6 million and $9.3 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $3.7 million, $2.3 million, and $2.4 million of such amortization for the years ended December 31, 2023, 2022, and 2021, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2023	December 31, 2022
	(in thousands)
Accrued university and instructional staff compensation	$28,339	$30,807
Accrued marketing expenses	19,652	15,988
Accrued compensation and related benefits	9,870	16,213
Accounts payable and other accrued expenses	45,517	47,012
Total accounts payable and accrued expenses	$103,378	$110,020
Other Current Liabilities
As of December 31, 2023 and 2022, the Company had balances of $10.5 million and $14.7 million, respectively, within other current liabilities on the consolidated balance sheets, which represent proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client. As of December 31, 2023 and 2022, the Company had accrued interest balances of $13.6 million and $11.2 million, respectively, within other current liabilities on the consolidated balance sheets.

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

On April 17, 2023, the Company moved to dismiss the First Amended Complaint in Favell I in its entirety, arguing that all of Plaintiffs’ claims lack merit. On May 4, 2023, the Company removed the Favell II lawsuit from state court to the United States District Court for the Central District of California, and Plaintiffs later filed a motion to remand it back to state court. On July 6, 2023, the Court held a hearing on the Company’s motion to dismiss the First Amended Complaint in Favell I and the Plaintiffs’ motion to remand in Favell II, and issued a ruling granting the Company’s motion to dismiss with leave to amend and denying Plaintiffs’ motion to remand. On July 28, 2023, Plaintiffs filed amended complaints in both Favell I and Favell II, adding an additional plaintiff and more detailed allegations but otherwise reasserting the same claims in each case. 2U moved to dismiss the amended complaints on August 31, 2023, and a hearing was held on November 16, 2023. On January 23, 2024, the Court issued an order dismissing Plaintiffs’ amended complaints in both Favell I and II, but granting Plaintiffs leave to amend within twenty-one days of the order. Plaintiffs did not file an amended complaint within twenty-one days of the order. Therefore, there are no active claims against 2U in the matter any longer. The Company has always maintained that both lawsuits’ claims against 2U were meritless.
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

2U, Inc.
Notes to Consolidated Financial Statements

The Company contends that the Department has exceeded its authority by seeking to expand the definition of “Third-Party Servicer” contained in the HEA, 20 U.S.C. § 1088(c), as well as in the Department’s regulations and longstanding guidance documents. The Company also argues that the Department violated both the HEA and the Administrative Procedure Act in issuing its new understanding of Third-Party Servicer without following required rulemaking procedures. The case is now pending in the District of D.C., under case number 1:23-cv-00925. On April 7, 2023, the Company filed a motion for a stay and preliminary injunction to block the new Dear Colleague Letter to take effect as planned on September 1, 2023. On April 11, 2023, the Department announced that it would suspend the September 1, 2023 effective date and consider changes to the Dear Colleague Letter. The Department indicated that when it finalizes an updated version of the Dear Colleague Letter, the updated version will not go into effect for at least six months, to give regulated entities sufficient time to comply. Given these developments, the Company withdrew its motion for a stay and preliminary injunction and the court stayed the litigation pending the release of the finalized Dear Colleague Letter. On December 19, 2023, the parties filed a joint status report to the court, in which the government indicated that it was still in the process of developing an updated guidance, and that it did not anticipate issuing an updated guidance in the next 90 days. The Company believes that it has a meritorious claim and intends to vigorously pursue its challenge against the Department if the Department continues seeking to treat the Company as a Third-Party Servicer. Due to the complex nature of the legal issues involved, the outcome of this matter is not presently determinable.
Francis v. 2U, Inc. et al; Privacy Class Action
On October 10, 2023, plaintiff Chad Francis filed a putative class action against the Company and edX LLC in the United States District Court for the District of Massachusetts, alleging violations of the federal Video Privacy Protection Act. The plaintiff, who seeks to represent a class of individuals who viewed a video on edX while they had a Facebook account, alleges that 2U and edX disclosed his personal viewing information to Facebook without his consent. Plaintiff seeks damages of $2,500 for each violation, punitive damages, injunctive relief and attorney fees. On December 15, 2023, the Company and edX filed a motion to dismiss the complaint for failure to state a claim. The plaintiff filed a response on February 12, 2024, and the Company and edX’s reply is due on March 13, 2024. The Company intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of the matter is not presently determinable.
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

2U, Inc.
Notes to Consolidated Financial Statements

The following table presents the estimated future minimum payments due to university clients as of December 31, 2023.

Future Minimum Payments
(in thousands)
2024	$3,569
2025	3,500
2026	3,500
2027	3,500
2028	3,500
Thereafter	—
Total future minimum payments to university clients	$17,569
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
The Company anticipates that it will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $70 million to $75 million. The Company recorded $24.9 million in restructuring charges related to the 2022 Strategic Realignment Plan for the year ended December 31, 2023. The Company recorded $24.9 million and $30.7 million in restructuring charges related to the 2022 Strategic Realignment Plan for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we incurred cumulative restructuring charges of $55.7 million related to the 2022 Strategic Realignment Plan. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 9 years.
In late 2023, the Company announced leadership changes and commenced a comprehensive performance improvement exercise aimed at, among other things, further improving its profitability and optimizing its operating model. Part of this exercise includes headcount reductions associated with implementing changes to the Company’s organizational structure, as management works to align staffing levels with business priorities across functional areas.
The following table presents restructuring charges by reportable segment on the Company’s consolidated statements of operations for the periods indicated.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

Leadership and organizational structure changes
Severance and severance-related costs	$9,486	$293	$—	$—

2022 Strategic Realignment Plan
Severance and severance-related costs	11,980	195	8,993	6,431
Lease and lease-related charges*	9,098	2,594	11,215	1,061
Professional and other fees relating to restructuring activities	1,009	—	2,013	—
Other**	46	—	7	1,008
	22,133	2,789	22,228	8,500

Other restructuring charges***	1,508	47	2,300	211
Total restructuring charges	$33,127	$3,129	$24,528	$8,711

2U, Inc.
Notes to Consolidated Financial Statements

*
For the years ended December 31, 2023, and 2022, includes $0.7 million and $8.5 million, respectively, of accelerated amortization of right-of-use assets and accelerated depreciation of leasehold improvements related to updates to the estimated useful lives of certain leased facilities and $10.9 million and $3.7 million, respectively, in rent expense associated with these facilities, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, and other variable lease costs. The liabilities associated with these leases continue to be presented within lease liability and lease liability, non-current on the Company’s consolidated balance sheets.

**	Includes the acceleration of certain technology and content development costs.
***	Includes severance and severance-related costs and lease-related charges.
Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2021	Additional Costs	Cash Payments	Balance as of December 31, 2022	Additional Costs	Cash Payments	Balance as of December 31, 2023

				(in thousands)
Leadership and organizational structure changes
Severance and severance-related costs	$—	$—	$—	$—	$9,779	$—	$9,779

2022 Strategic Realignment Plan
Severance and severance-related costs	—	14,762	(9,537)	5,225	11,312	(12,444)	4,093
Professional and other fees relating to restructuring activities	—	1,777	(854)	923	1,465	(2,025)	363
Lease and lease-related charges	—	3,351	(3,268)	83	12,865	(12,920)	28

Other severance and severance-related costs	1,735	728	(2,002)	461	512	(730)	243
Total restructuring	$1,735	$20,618	$(15,661)	$6,692	$35,933	$(28,119)	$14,506

2U, Inc.
Notes to Consolidated Financial Statements

9.    Leases
The Company leases facilities under non-cancellable operating leases primarily in the United States, South Africa, and the United Kingdom. The Company’s operating leases have remaining lease terms of between less than one to 10 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancellable lease terms. The future lease payments due under non-cancellable operating lease arrangements contain fixed rent increases over the term of the lease.
In August 2021, the Company entered into an agreement with an unrelated party to sublease a portion of the Company’s office space in Denver, Colorado, as part of its overall real estate management strategy. As of December 31, 2023, this sublease was classified as an operating lease and had a remaining term of 0.9 years with scheduled annual rent increases and no option to extend or renew the sublease term. Sublease income is recognized on a straight-line basis over the sublease term as a reduction to expense incurred by the Company under the associated master lease. In connection with the execution of this agreement, the Company recognized a non-cash loss on sublease of $4.8 million in the third quarter of 2021.
The following table presents the components of lease expense on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease expense	$17,423	$20,943
Short-term lease expense	183	470
Variable lease expense	6,588	6,877
Sublease income	(2,021)	(1,310)
Total lease expense	$22,173	$26,980
As of December 31, 2023, for the Company’s operating leases, the weighted-average remaining lease term was 6.2 years and the weighted-average discount rate was 10.8%. For the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $24.4 million and $24.5 million, respectively. There were no lease liabilities arising from obtaining right-of-use assets for the year ended December 31, 2023. There were no lease liabilities arising from obtaining right-of-use assets for the year ended December 31, 2023. For the year ended December 31, 2022, lease liabilities arising from obtaining right-of-use assets were $15.5 million.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $4.7 million in aggregate.

December 31, 2023
(in thousands)
2024	$24,305
2025	20,530
2026	21,086
2027	21,666
2028	17,191
Thereafter	32,917
Total lease payments	137,695
Less: imputed interest	(39,240)
Total lease liability	$98,455

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
10.    Debt
The following table presents the components of outstanding long-term debt on the Company’s consolidated balance sheets as of each of the dates indicated.

	December 31, 2023	December 31, 2022
	(in thousands)
Term loan facilities	$376,200	$566,622
Revolving facility	40,000	—
Convertible senior notes	527,000	380,000
Deferred government grant obligations	3,500	3,500
Other borrowings	1,699	3,688
Less: unamortized debt discount and issuance costs	(43,670)	(17,666)
Total debt	904,729	936,144
Less: current portion of long-term debt	(8,215)	(7,580)
Total long-term debt	$896,514	$928,564
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2025 Notes, which had an estimated fair value of $191.7 million and $241.6 million as of December 31, 2023 and 2022, respectively, and the 2030 Notes, which had an estimated fair value of $55.0 million as of December 31, 2023. The 2030 Notes, described below, were issued in January 2023. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.
The Company’s cash interest payments, net of amounts capitalized, were $61.2 million, $43.8 million and $25.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Term Loan Credit and Guaranty Agreement
On January 9, 2023, the Company entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”), which amended the Company’s existing term loan facilities, previously referred to as the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of the Company’s 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility to the Company in the principal amount of $40 million (the “Revolving Loan Facility”). The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the Company’s 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). If the Company does not refinance or raise capital to reduce its debt in the short term, and in the event that the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025, the Company’s liquidity may not be sufficient to pay off the balance on the accelerated maturity date if the Company does not otherwise sufficiently increase revenues, realize additional operating efficiencies and reduce its expenses. As of December 31, 2023, outstanding borrowings under the Revolving Loan Facility were $40 million. In addition, our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

date. Failure to maintain this minimum Recurring Revenue may result in a default under the aforementioned financing facilities and therefore result in the acceleration of due dates.
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
The Second Amended Credit Agreement contains customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Second Amended Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Second Amended Credit Agreement contains (i) a financial covenant for the benefit of the lenders that requires the Company to maintain minimum Recurring Revenues (as defined in the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the maturity date and (ii) three financial covenants solely for the benefit of the revolving lenders, in respect of a maximum consolidated senior secured net leverage ratio, a maximum consolidated total net leverage ratio, and a minimum consolidated fixed charge coverage ratio. The Second Amended Credit Agreement also provides for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Second Amended Credit Agreement); failure of any material provision of the Second Amended Credit Agreement or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Second Amended Credit Agreement. As of both December 31, 2023 and 2022, the Company was in compliance with the covenants under the Second Amended Credit Agreement.
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
As of December 31, 2023 and 2022, the balance of unamortized debt discount and issuance costs related to the term loan under the Second Amended Credit Agreement was $21.7 million and $12.8 million, respectively. For the years ended December 31, 2023 and 2022, the associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 14.4% and 9.1%, respectively. For the year ended December 31, 2023 the associated interest rate for the revolving loan under the Second Amended Credit Agreement was approximately 10.7%. For the years ended December 31, 2023 and 2022, the associated interest expense for these facilities was approximately $54.9 million and $51.2 million, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted and contain a cross-acceleration provision tied to the acceleration of the Second Amended Credit Agreement.
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
The net carrying amount of the 2025 Notes consists of the following as of each of the dates indicated:

	December 31, 2023	December 31, 2022

	(in thousands)
Principal	$380,000	$380,000
Unamortized issuance costs	(2,807)	(4,898)
Net carrying amount	$377,193	$375,102
Issuance costs are being amortized to interest expense over the contractual term of the 2025 Notes. Subsequent to the adoption of ASU 2020-06 in the first quarter of 2022, the effective interest rate used to amortize the issuance costs was 2.8%. The interest expense related to the 2025 Notes for the years ended December 31, 2023 and 2022 was $10.6 million and $10.6 million, respectively.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The initial conversion rate for the 2025 Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the 2025 Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the 2025 Notes for redemption or the holders of the 2025 Notes electing to convert their 2025 Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. As of December 31, 2023, the if-converted value of the 2025 Notes did not exceed the principal amount.
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
As of December 31, 2023, the conditions allowing holders of the 2025 Notes to convert had not been met and the Company has the right under the 2025 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2025 Notes are classified as non-current on the consolidated balance sheets.
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
2030 Notes
On January 11, 2023, the Company issued the 2030 Notes in an aggregate principal amount of $147.0 million. The 2030 Notes are governed by an indenture (the “2030 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by the Company or converted and contain a cross-acceleration provision tied to the acceleration of the Second Amended Credit Agreement. The net proceeds from the issuance of the 2030 Notes was $127.1 million.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The net carrying amount of the 2030 Notes consist of the following as of the date indicated:

December 31, 2023

(in thousands)
Principal	$147,000
Unamortized debt discount and issuance costs	(19,136)
Net carrying amount	$127,864
Issuance costs are being amortized to interest expense over the contractual term of the 2030 Notes. The effective interest rate used to amortize the issuance costs was 7.4% for year ended December 31, 2023. The interest expense related to the 2030 Notes for the year ended December 31, 2023 was $9.1 million.
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
The Company has the right under the 2030 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2030 Notes are classified as non-current on the consolidated balance sheets.
Deferred Government Grant Obligations
The Company has two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027 and the conditional loan agreement with the State of Maryland has a maturity date of June 30, 2028. The interest expense related to these loans for each of the years ended December 31, 2023 and 2022 was immaterial.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of December 31, 2023, the Company has entered into standby letters of credit totaling $12.1 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.
Future Principal Payments
Future principal payments for the term loan under the Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and the government grants, as of the date indicated are as follows:

December 31, 2023
(in thousands)
2024*	$7,300
2025	383,800
2026	368,600
2027	—
2028	—
Thereafter	147,000
Total future principal payments	$906,700

*
Amounts due in 2024 include $1.5 million and $2.0 million of conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters.

11.    Other Income (Expense)
The following table presents the components of other income (expense) on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Other income (expense):
Gain on sale of investment	$—	$—	$27,762
Foreign currency loss	(803)	(4,205)	(2,491)
Other	—	390	(2,947)
Total	$(803)	$(3,815)	$22,324
During the year ended December 31, 2021, the Company recorded a gain of $27.8 million on the sale of its interest in an education technology company.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
12.    Income Taxes
The following table presents the components of loss before income taxes on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Loss before income taxes:
United States	$(301,687)	$(302,541)	$(172,856)
Foreign	(14,266)	(20,513)	(23,106)
Total	$(315,953)	$(323,054)	$(195,962)
The following table presents the components of the income tax (provision) benefit on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current income tax (provision) benefit:
United States federal and state	$(419)	$(393)	$(240)
Foreign	(29)	(224)	(636)
Total current income tax provision	$(448)	$(617)	$(876)

Deferred income tax (provision) benefit:
United States federal and state	$—	$389	$(389)
Foreign	(1,206)	1,131	2,461
Total deferred income tax (provision) benefit	$(1,206)	$1,520	$2,072

Total income tax (provision) benefit	$(1,654)	$903	$1,196
The following table presents a reconciliation between the Company’s statutory federal income tax rate and the effective tax rate for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal benefits	4.4	4.3	4.4
Foreign tax rate differential	0.2	0.1	0.1
Non-deductible compensation	(0.1)	(0.5)	(6.7)
Stock-based compensation	(1.6)	(1.1)	6.7
Change in valuation allowance	(18.9)	(20.2)	(26.5)
Non-deductible impairment	(3.2)	(0.1)	—
Other	(2.3)	(3.2)	1.6
Effective tax rate	(0.5)%	0.3%	0.6%

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the significant components of deferred tax assets and liabilities on the Company’s consolidated balance sheets as of each of the dates indicated.

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$10,804	$12,217
Accrued compensation and related benefits	3,331	3,253
Property and equipment	1,545	676
Stock-based compensation	12,269	19,644
Deferred income	1,223	1,343
Lease liability	21,178	24,865
Intangible assets	21,193	—
Interest expense carryforwards	46,800	27,405
Foreign net operating loss carryforwards	10,750	8,480
U.S. net operating loss carryforwards	220,449	218,319
Valuation allowance	(337,836)	(277,840)
Total deferred tax assets	$11,706	$38,362
Deferred tax liabilities:
Right-of-use assets	$(12,001)	$(14,097)
Intangible assets	—	(22,957)
Deferred rent	(28)	(383)
Total deferred tax liabilities	(12,029)	(37,437)
Net deferred tax (liabilities) assets	$(323)	$925
As of December 31, 2023, the Company had a U.S. net operating loss (“NOL”) carryforward of approximately $829.7 million, of which $264.0 million expires between 2029 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), U.S. NOLs arising in a tax year ending after 2017 will not expire. The Company has generated $565.7 million of U.S. NOLs in tax years ending after 2017. The gross amount of the state NOL carryforwards is equal to or less than the federal NOL carryforwards and expires over various periods based on individual state tax laws. The Company also has an NOL carryforward of $42.4 million in its foreign jurisdictions, of which $0.4 million begins to expire in 2038 and the remainder will not expire. A full valuation allowance has been established to offset its net deferred tax assets in the U.S., and certain foreign jurisdictions as the Company has not generated taxable income since inception and does not have sufficient deferred tax liabilities to recover the deferred tax assets in these jurisdictions. The total increase in the valuation allowance was $60.0 million for the year ended December 31, 2023. The utilization of the NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable.
As of December 31, 2023 and 2022, the Company has not recognized any amounts for uncertain tax positions.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years prior to 2020, though the NOL carryforwards can be adjusted upon audit and could impact taxes owed in open tax years. No income tax returns are currently under examination by the taxing authorities.
The Tax Act includes Global Intangible Low-Taxed Income (“GILTI”) provisions that require a company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

assets. Due to foreign subsidiary losses, this provision did not apply to the Company in 2023. Another significant section of the Tax Act, the Base Erosion Anti-Abuse Tax (“BEAT”), did not apply to the Company’s 2023 tax year as the Company’s base erosion payments are less than 3% of the Company’s total deductions. As these taxes may become applicable in the future, the Company will continue to monitor the potential impact.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Currently, the Company does not expect this legislation will have a material impact on its consolidated financial statements.
In 2021, the Organization of Economic Cooperation and Development introduced its Pillar Two Framework Model Rules ("Pillar 2"), which is designed to impose a 15% global minimum tax on adjusted financial results. Certain aspects of Pillar 2 took effect on January 1, 2024, while other aspects go into effect on January 1, 2025. The Company will continue to monitor the potential impact of Pillar 2 on its business, as the countries in which it operates are enacting legislation implementing Pillar 2. While many aspects of the application of Pillar 2 remain to be clarified, the Company does not expect Pillar 2 to materially impact its tax liability.
13.    Stockholders’ Equity
Common Stock
As of December 31, 2023, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2023, there were 82,260,619 shares of common stock outstanding, and the Company had reserved a total of 47,216,572 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	4,595,630
Outstanding performance restricted stock units	1,404,125
Outstanding stock options	4,103,758
Reserved for convertible senior notes	37,113,059
Total shares of common stock reserved for future issuance	47,216,572
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
A total of 2,800,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include (a) those shares reserved but unissued under the 2008 Plan, and (b) shares returned to the 2008 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 5,943,348 shares). The number of shares of the Company’s common stock that may be issued under the 2014 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2015 continuing through January 1, 2024, by 5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

be determined by the Company’s board of directors. The shares available for future issuance under the 2014 Plan increased by 4,113,030 and 3,916,733 on January 1, 2024 and 2023, respectively, pursuant to the automatic share reserve increase provision in the 2014 Plan.
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
As of December 31, 2023, the Company had 6,904,662 shares available for issuance under the 2014 Plan. Further, as of December 31, 2023, under the 2014 Plan, options to purchase 4,103,758 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $27.79 per share, and 4,595,630 RSUs and 1,404,125 PRSUs were also outstanding.
2008 Plan
In October 2008, the Company’s stockholders approved the Company’s 2008 Plan. The 2008 Plan was most recently amended on May 8, 2013. The 2008 Plan provided for the grant of incentive stock options to the Company’s employees and the employees of the Company’s subsidiaries, and for the grant of nonstatutory stock options, restricted stock awards and deferred stock awards to the Company’s employees, directors and consultants. The Company ceased granting equity awards under the 2008 Plan, and accordingly, as of January 30, 2014, no shares were available for future grant under the 2008 Plan. However, the 2008 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder. As of December 31, 2023, no options to purchase shares of the Company’s common stock were outstanding under the 2008 Plan.
Employee Stock Purchase Plan
The Company also has an ESPP. The Company’s ESPP provides (i) for two offering periods each year and (ii) that the purchase price for shares of the Company’s common stock purchased under the ESPP will be 90% of the lesser of the fair market value of the Company’s common stock on the purchase date or the fair market value of the Company’s common stock on the first day of the offering period. Notwithstanding the foregoing, the compensation committee of the Company’s board of directors may exercise its discretion, subject to certain conditions, to make changes to certain aspects of the ESPP including, but not limited to, the length of the offering periods and that the purchase price will be 85% of the lesser of the fair market value of the Company’s common stock on the purchase date or the fair market value of 2U’s common stock on the first day of the offering period. Participating eligible employees select a rate of payroll deduction between 1% and 15% of their salary or wage compensation received from the Company as in effect at the start of the offering period, with the aggregate purchase limited to a maximum fair market value of $25,000 per employee per year. Participation in the ESPP began on January 1, 2018. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. During the second quarter of 2023, shares available for purchase under the ESPP increased by 2,000,000 shares, pursuant to an amendment to the Company’s ESPP to increase the number of authorized shares available under such plan. As of December 31, 2023, 1,917,341 shares remained available for purchase under the ESPP, subject to adjustments for certain capital transactions.
During the years ended December 31, 2023 and 2022, an aggregate of 462,329 and 136,039 shares, respectively, of the Company’s common stock were purchased in accordance with the ESPP. Net proceeds from the issuance of these shares were $2.1 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, 1,917,341 shares remained available for purchase under the ESPP.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense
The following table presents stock-based compensation expense related to the Stock Plans and the ESPP, contained on the following line items on the Company’s consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Curriculum and teaching	$132	$208	$69
Servicing and support	10,084	15,543	15,352
Technology and content development	5,518	9,534	11,832
Marketing and sales	5,402	6,319	6,711
General and administrative	18,552	48,616	63,802
Total stock-based compensation expense	$39,688	$80,220	$97,766
Restricted Stock Units
The 2014 Plan provides for the issuance of RSUs to eligible participants. Throughout 2023, 2022 and 2021, the Company granted RSUs under the 2014 Plan to the Company’s directors and certain of the Company’s employees and certain consultants. The terms of the restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee thereof. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of the grant, with most restricted stock units vesting in equal quarterly or annual tranches, generally over a period of three years.
The following table presents a summary of the Company’s RSU activity for the period indicated.

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2022	4,739,861	$14.24
Granted*	4,182,872	6.34
Vested	(3,373,076)	14.08
Forfeited	(954,027)	9.79
Outstanding balance as of December 31, 2023	4,595,630	$8.09

*	Includes 215,054 RSUs issued pursuant to an inducement award outside of the 2014 Plan.
The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021, was $17.3 million, $33.9 million, and $57.8 million, respectively. The total compensation cost related to the unvested RSUs not yet recognized as of December 31, 2023 was $24.8 million and will be recognized over a weighted-average period of approximately 1.7 years.
Performance Restricted Stock Units
The 2014 Plan provides for the issuance of PRSUs to eligible participants. PRSUs generally include both service conditions and market conditions related to total shareholder return (“TSR”) targets relative to that of companies comprising the Russell 3000 Index and/or conditions based on the Company’s internal financial performance achieving predetermined targets. The terms of the performance restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s board of directors or the compensation committee thereof.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

During the first quarter of 2021, as part of its annual equity awards cycle, the Company awarded 0.4 million PRSUs with an aggregate intrinsic value of $20.0 million. The PRSU award agreements provided that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities depending on the achievement of internal financial performance-based targets, which were established annually. Certain of these PRSUs vested at the end of all three one-year performance periods, while others vested at the end of each of three one-year performance periods. Of the PRSUs awarded, 0.1 million were granted in March 2021 with a weighted-average grant date fair value per share of $40.69, 0.1 million were granted in March 2022 with a weighted-average grant date fair value per share of $10.77, and 0.1 million were granted in February 2023 with a weighted-average grant date fair value per share of $11.13. The expense recognized each period was estimated at the time of grant and was subject to fluctuation due to the achievement of internal financial performance-based targets. For the first, second, and third performance periods, which ended on December 31, 2021, 2022 and 2023, respectively, 112.7%, 100%, and 27.8%, of the eligible PRSUs were earned, respectively.
During the first quarter of 2021, as part of its annual equity awards cycle, the Company granted 0.2 million PRSUs with an aggregate intrinsic value of $9.1 million and a weighted-average grant date fair value of $61.94. These PRSU awards were eligible to vest at the end of a single three-year period, which concluded on December 31, 2023, based on the Company’s stock price achieving predetermined TSR targets relative to that of companies comprising the Russell 3000 Index. The PRSU award agreements provided that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the performance period, depending on the achievement of market-based targets. The expense recognized each period was determined at the time of grant and was not subject to fluctuation due to the achievement of market-based targets. None of the eligible PRSUs were earned.
During the first quarter of 2022, as part of its annual equity awards cycle, the Company awarded 1.7 million PRSUs with an aggregate intrinsic value of $20.4 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities, depending on the achievement of internal financial performance-based targets, which are established annually. Certain of these PRSUs vest at the end of all three one-year performance periods, while others vest at the end of each of three one-year performance periods. Of the PRSUs awarded, 0.6 million were granted in March 2022 with a weighted-average grant date fair value per share of $10.77 and 0.6 million were granted in February 2023 with a weighted-average grant date fair value per share of $11.13. The expense recognized each period is estimated at the time of grant and is subject to fluctuation due to the achievement of internal financial performance-based targets. For the first and second performance periods, 100% and 27.8% of the eligible PRSUs were earned, respectively.
During the first quarter of 2022, as part of its annual equity awards cycle, the Company granted 0.7 million PRSUs with an aggregate intrinsic value of $8.9 million and a weighted-average grant date fair value of $14.53. These PRSU awards are eligible to vest at the end of a single three-year period, which ends on December 31, 2024, based on the Company’s stock price achieving predetermined total shareholder return targets relative to that of companies comprising the Russell 3000 Index. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities for the performance period, depending on the achievement of market-based targets. The expense recognized each period is determined at the time of grant and not subject to fluctuation due to the achievement of market-based targets.
During the first quarter of 2023, as part of its annual equity award cycle, the Company awarded 1.4 million PRSUs with an aggregate intrinsic value of $12.2 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 150% to 0% of the granted quantities. For the first performance period, which began on January 1, 2023 and ends on December 31, 2023, the quantity of units eligible to be earned ranges from 130% to 0% depending on the achievement of internal financial performance-based targets, which are established annually. Additionally, the actual number of PRSUs earned may be adjusted upward or downward by 20% based upon the Company’s TSR performance compared to the Russell 3000 Index’s TSR performance over the same period. If the Company’s absolute TSR is negative, the TSR multiplier cannot exceed 0% and the achievement percentage based up on the internal financial performance-based targets is capped at 125%. Of the PRSUs awarded, 0.5 million were granted in March 2023, with a weighted-average grant date fair value per share of $7.15. This includes the fair value of the TSR-performance component of the award, which was determined using a Monte Carlo valuation model, and was $0.39 per share.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company uses a Monte Carlo valuation model to estimate the value of PRSUs, and components of PRSUs, that are subject to market-based vesting conditions. The Monte Carlo valuation model requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the performance period. The expected life is consistent with the performance period of the awards. Expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not declaring or paying dividends to date.
The following tables present a summary of (i) for the year ended December 31, 2023, the assumptions used for estimating the fair value of the TSR-performance component of the PRSUs, and (ii) for the years ended December 31, 2022 and 2021, the assumptions used for estimating the fair values of the PRSUs subject to market-based vesting conditions. As of December 31, 2023, 2022 and 2021 there were 1.2 million, 1.0 million, and 1.0 million outstanding PRSUs for which the performance metrics has not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of December 31, 2023, 2022 and 2021, and have been excluded from the tables below.

Year Ended December 31, 2023
Risk-free interest rate	4.68%
Expected term (years)	1.00
Expected volatility	108%
Dividend yield	0%

	Year Ended December 31,
	2022	2021
Risk-free interest rate	0.39% – 1.88%	0.10% – 0.26%
Expected term (years)	1.00 – 3.00	1.00 – 3.00
Expected volatility	49% – 97%	85% – 89%
Dividend yield	0%	0%
The following table presents a summary of the Company’s PRSU activity for the period indicated.

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2022	1,651,864	$22.74
Granted	1,182,620	9.57
Vested	(179,886)	20.57
Forfeited	(1,250,473)	23.18
Outstanding balance as of December 31, 2023	1,404,125	$11.15
The total fair value of PRSUs vested during the years ended December 31, 2023, 2022 and 2021, was $0.2 million, $1.9 million, and $71.9 million, respectively. The total compensation cost related to the unvested PRSUs not yet recognized as of December 31, 2023 was $2.0 million and will be recognized over a weighted-average period of approximately 1.3 years.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.6%	1.9% – 4.2%
Expected term (years)	5.69	5.63 – 5.78
Expected volatility	87%	75% – 81%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$4.93	$6.98
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance as of December 31, 2022	5,195,538	$25.28	5.88	$78
Granted	66,910	6.76	6.05
Exercised	(17,166)	6.38	0.48
Forfeited	(331,684)	10.74
Expired	(809,840)	17.44
Outstanding balance as of December 31, 2023	4,103,758	27.79	4.63	—
Exercisable as of December 31, 2023	3,229,631	$31.66	3.85	$—
The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.1 million, $3.3 million and $6.8 million, respectively.
The total unrecognized compensation cost related to the unvested options as of December 31, 2023 was $4.6 million and will be recognized over a weighted-average period of approximately 1.1 years.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)
14.    Net Loss per Share (Continued)

	Year Ended December 31,
	2023	2022	2021
Stock options	4,103,758	5,195,538	3,477,439
Restricted stock units	4,595,630	4,739,861	2,613,063
Performance restricted stock units	1,404,125	1,651,864	1,121,277
Shares related to convertible senior notes	29,776,706	13,443,374	13,443,374
Total antidilutive securities	39,880,219	25,030,637	20,655,153
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
Numerator (in thousands):
Net loss	$(317,607)	$(322,151)	$(194,766)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	80,891,146	77,327,850	74,580,115
Net loss per share, basic and diluted	$(3.93)	$(4.17)	$(2.61)
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
Significant Customers
For the years ended December 31, 2023, 2022 and 2021, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of December 31, 2023, two university clients in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $36.4 million and $14.3 million which equaled 31% and 12% of the Company’s consolidated accounts receivable, net balance, respectively. As of December 31, 2022, one university client in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, with $7.3 million, or approximately 12% of the Company’s consolidated accounts receivable, net balance.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue by segment*
Degree Program Segment	$561,044	$571,608	$592,288
Alternative Credential Segment	384,909	391,472	353,394
Total revenue	$945,953	$963,080	$945,682

Segment profitability**
Degree Program Segment	$214,699	$180,727	$126,141
Alternative Credential Segment	(43,903)	(55,646)	(59,564)
Total segment profitability	$170,796	$125,081	$66,577

Segment profitability margin***
Degree Program Segment	38%	32%	21%
Alternative Credential Segment	(11)%	(14)%	(17)%
Total segment profitability margin	18%	13%	7%

*	The Company has excluded immaterial amounts of intersegment revenues from each of the years ended December 31, 2023, 2022 and 2021.
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

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(317,607)	$(322,151)	$(194,766)
Adjustments:
Stock-based compensation expense	39,688	80,220	97,766
Other (income) expense, net	803	3,815	(22,324)
Net interest expense	72,612	61,069	49,747
Income tax expense (benefit)	1,654	(903)	(1,196)
Depreciation and amortization expense	115,322	128,153	108,448
Debt modification expense and loss on debt extinguishment	16,735	—	1,101
Impairment charges	196,871	138,291	—
Restructuring charges	36,256	33,239	8,544
Other*	8,462	3,348	19,257
Total adjustments	488,403	447,232	261,343
Total segment profitability	$170,796	$125,081	$66,577

*
Includes (i) transaction and integration costs of $3.6 million, $3.6 million and $16.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and (ii) stockholder activism and litigation-related (recoveries) costs of $4.9 million, $(0.3) million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	December 31, 2023	December 31, 2022
	(in thousands)
Total assets
Degree Program Segment	$377,395	$459,252
Alternative Credential Segment	1,082,288	1,351,607
Total assets	$1,459,683	$1,810,859
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $116.9 million, $107.2 million and $98.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of December 31, 2023 and 2022 totaled approximately $3.5 million and $4.5 million, respectively.

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

	December 31, 2023	December 31, 2022

	(in thousands)
Degree Program Segment accounts receivable	$3,207	$14,212
Degree Program Segment unbilled revenue	72,525	14,896
Alternative Credential Segment accounts receivable	47,455	51,360
Total	123,187	80,468
Less: Provision for credit losses	(7,243)	(17,642)
Trade accounts receivable, net	$115,944	$62,826
The Company regularly reviews its portfolio of offerings for alignment with its business objectives, including cost to operate, expected enrollments, and other factors, and from time to time, the Company has entered into, and may in the future enter into, agreements to strategically exit certain programs. As of December 31, 2023 and December 31, 2022, the Company had balances of $68.2 million and $6.4 million, respectively, of unbilled revenue associated with portfolio management activities within accounts receivable, net on the consolidated balance sheets. In addition, as of December 31, 2023 and December 31, 2022, the Company had balances of $16.9 million and $6.3 million, respectively, of non-current accounts receivable associated with portfolio management activities within other assets, non-current on the consolidated balance sheets. These non-current accounts receivable are typically due within 12 to 24 months. In January 2024, the Company entered into a receivables factoring transaction whereby a counterparty has committed to purchase up to $86.2 million of receivables owing to the company related to portfolio management activities at a purchase rate of 88%.
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$17,642
Current period provision	5,038
Amounts written off	(15,442)
Foreign currency translation adjustments	5
Other	—
Balance as of December 31, 2023	$7,243

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	December 31, 2023	December 31, 2022

	(in thousands)
Other receivables, amortized cost	49,358	$52,180
Less: Provision for credit losses	(8,558)	(3,579)
Other receivables, net	$40,800	$48,601
Other receivables, net, current	$28,293	$33,813
Other receivables, net, non-current	$12,507	$14,788

The following table presents the change in provision for credit losses for other receivables on the Company’s consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2022	$3,579
Current period provision	4,979
Other	—
Balance as of December 31, 2023	$8,558
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of December 31, 2023, 76% of other receivables, net due under extended payment plans were current.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	December 31, 2023
	Year of Origination
	2023	2022	2021	2020	2019 and Prior	Total

	(in thousands)
Credit Quality Tier
High	$12,744	$1,229	$404	$311	205	$14,893
Mid	13,178	3,067	2,614	735	674	20,268
Low	7,658	2,464	2,684	734	657	14,197
Total	$33,580	$6,760	$5,702	$1,780	$1,536	$49,358

	December 31, 2022
	Year of Origination
	2022	2021	2020	2019	2018	Total

	(in thousands)
Credit Quality Tier
High	$15,737	$2,285	$48	18	115	$18,203
Mid	14,005	3,773	1,239	1,363	392	20,772
Low	6,160	3,099	1,677	1,939	330	13,205
Total	$35,902	$9,157	$2,964	$3,320	$837	$52,180
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

	December 31, 2023	December 31, 2022

	(in thousands)
Degree Program Segment deferred revenue	$1,735	$1,245
Alternative Credential Segment deferred revenue	80,214	88,916
Total contract liabilities	$81,949	$90,161
For the Degree Program Segment, revenue recognized during the years ended December 31, 2023 and 2022 that was included in the deferred revenue balance that existed at the end of each preceding year was $1.2 million and $1.5 million, respectively.
For the Alternative Credential Segment, revenue recognized during the years ended December 31, 2023 and 2022 that was included in the deferred revenue balance that existed at the end of each preceding year was $73.4 million and $77.9 million, respectively.

2U, Inc.
Notes to Consolidated Financial Statements (Continued)

Contract Acquisition Costs
The Degree Program Segment had $1.0 million and $0.5 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
17.    Retirement Plan
The Company has established a 401(k) plan for eligible employees to contribute up to 100% of their compensation, limited by the IRS-imposed maximum contribution amount. The Company matches 100% of the first 2% of each employee’s contribution, and 50% of the next 4% of each employee’s contribution, each plan year. For the years ended December 31, 2023, 2022 and 2021, the Company made employer contributions of $8.9 million, $9.7 million and $7.8 million, respectively.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or our 2024 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in our 2024 Proxy Statement under the captions “The Board of Directors,” “Board Composition and Structure,” “Our Executive Officers,” “Code of Business Conduct and Ethics for Employees, Executive Officers and Directors” and, if applicable, “Delinquent Section 16(a) Reports” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 11 will be contained in our 2024 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in our 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in our 2024 Proxy Statement under the captions “Transactions with Related Parties” and “Director Independence” or in an amendment on Form 10-K/A and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 will be contained in our 2024 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
(b)   Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Expense/Against Revenue	Deductions	Balance at End of Period
Provision for credit losses for trade accounts receivable:
Year ended December 31, 2023	$17,642	$5,038	$(15,437)	$7,243
Year ended December 31, 2022	11,686	6,393	(437)	17,642
Year ended December 31, 2021	$5,936	$6,794	$(1,044)	$11,686

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Income tax valuation allowance:
Year ended December 31, 2023	$277,840	$59,996	$—	$337,836
Year ended December 31, 2022	190,779	87,061	—	277,840
Year ended December 31, 2021	$137,767	$53,012	$—	$190,779
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

2U, Inc. March 06, 2024
By:	/s/ PAUL S. LALLJIE
	Name:	Paul S. Lalljie
	Title:	Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul S. Lalljie and Matthew J. Norden, or each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL S. LALLJIE	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024
Paul S. Lalljie

/s/ MATTHEW J. NORDEN	Chief Financial Officer (Principal Financial Officer)	March 6, 2024
Matthew J. Norden

/s/ HEATHER M. HOFFERT	Senior Vice President, Accounting (Principal Accounting Officer)	March 6, 2024
Heather M. Hoffert

/s/ PAUL A. MAEDER	Director and Chairman of the Board	March 6, 2024
Paul A. Maeder

/s/ TIMOTHY M. HALEY	Director	March 6, 2024
Timothy M. Haley

/s/ JOHN M. LARSON	Director	March 6, 2024
John M. Larson

/s/ CORETHA M. RUSHING	Director	March 6, 2024
Coretha M. Rushing

/s/ ROBERT M. STAVIS	Director	March 6, 2024
Robert M. Stavis

/s/ EARL LEWIS	Director	March 6, 2024
Earl Lewis

/s/ EDWARD S. MACIAS	Director	March 6, 2024
Edward S. Macias

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

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1**	Membership Interest Purchase Agreement, dated as of June 28, 2021, by and among 2U, Inc., edX Inc. and Circuit Sub LLC. Interest Purchase Agreement, dated as of June 28, 2021, by and among 2U, Inc., edX Inc. and Circuit Sub LLC.	8-K	001-36376	2.1	June 29, 2021

2.2	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of November 16, 2021, by and between 2U, Inc. and edX Inc.	10-K	001-36376	2.3	March 1, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.1	December 20, 2022

4.1	Specimen stock certificate evidencing shares of Common Stock.	S-1/A	333-194079	4.2	March 17, 2014

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

4.3	Indenture, dated as of April 23, 2020, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	April 27, 2020

4.4	Form of 2.25% Convertible Senior Note due May 1, 2025 (included as Exhibit A to Exhibit 4.3).	8-K	001-36376	4.2	April 27, 2020

4.5	Indenture, dated as of January 11, 2023, between 2U, Inc. and Wilmington Trust, National Association.	8-K	001-36376	4.1	January 13, 2023

4.6	Form of 4.50% Senior Unsecured Convertible Notes due 2030 (included as Exhibit A to Exhibit 4.5).	8-K	001-36376	4.2	January 13, 2023

10.1*	Services Agreement, by and between the Registrant and University of Southern California, on behalf of the USC Rossier School of Education, dated as of October 29, 2008, as amended to date.	S-1	333-194079	10.1	February 21, 2014

10.2*	Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of April 12, 2010, as amended.	S-1	333-194079	10.1	February 21, 2014

10.2.1*	Second Addendum to the Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of the School of Social Work, dated as of March 14, 2014.	S-1/A	333-194079	10.2.1	March 17, 2014

10.2.2*	Amendment to Master Services Agreement, by and between the Registrant and University of Southern California, on behalf of School of Social Work, dated as of November 5, 2015.	10-K	001-36376	10.2.2	March 10, 2016

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.3†	Fourth Amended and Restated 2008 Stock Incentive Plan, as amended to date.	S-1	333-194079	10.7	February 21, 2014

10.4†	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.8	February 21, 2014

10.5†	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan.	S-1	333-194079	10.9	February 21, 2014

10.6†	Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.3	November 9, 2021

10.7†	Form of Stock Option Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.2	August 2, 2018

10.8†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.8	February 28, 2020

10.9†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.3	November 12, 2019

10.10†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36376	10.10	February 28, 2020

10.11†	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.1	April 28, 2021

10.12†*	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.	10-Q	001-36376	10.2	April 28, 2021
10.13†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36376	10.1	April 28, 2023

10.14†	Form of Performance Stock Unit Award Agreement under Amended and Restated 2014 Equity Incentive Plan.		001-36376			X

10.15†	Form of Severance Pay and Change in Control Plan.	8-K	001-36376	10.1	February 21, 2020

10.15.1†	First Amendment to the 2U, Inc. Severance Pay and Change in Control Plan.	10-Q	001-36376	10.4	April 30, 2020

10.16†	Summary of Non-Employee Director Compensation.	10-Q	001-36376	10.2	August 8, 2023

10.17†	Confidential Information, Invention Assignment, Work for Hire, Noncompete and No Solicit/No Hire Agreement, dated as of February 28, 2009, by and between the Registrant and Christopher J. Paucek.	S-1/A	333-194079	10.14	March 17, 2014

10.18†	Form of Indemnification Agreement with directors and executive officers.	S-1	333-194079	10.15	February 21, 2014

10.19†	Offer letter agreement, dated as of October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.1	October 16, 2019

10.20†	Employee Intellectual Property, Non-Competition, and Non-Solicitation Agreement, dated October 10, 2019, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.2	October 16, 2019

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

10.21†	Separation, Consulting and Release Agreement, dated November 10, 2021 by and between 2U, Inc. and James Kenigsberg.	8-K	001-36376	10.1	November 12, 2021

10.22†	Employment Letter Agreement, dated November 16, 2023, between Paul S. Lalljie and 2U, Inc.	8-K	001-36376	10.1	November 17, 2023

10.23†	Employment Letter Agreement, dated November 16, 2023, between Matthew J. Norden and 2U, Inc.	8-K	001-36376	10.2	November 17, 2023

10.24†	Separation, Consulting and Release Agreement, dated November 16, 2023, between Christopher J. Paucek and 2U, Inc.	8-K	001-36376	10.3	November 17, 2023

10.25†	Offer Letter Agreement, dated as of May 23, 2023 between Aaron McCullough and 2U, Inc.	10-Q	001-36376	10.1	August 8, 2023

10.26†	Offer Letter, dated January 3, 2024, between Andrew Hermalyn and 2U, Inc.	8-K	001-36376	10.1	January 3, 2024

10.27†	Offer Letter, dated January 3, 2024, between Andrew McCullough and 2U, Inc.	8-K	001-36376	10.2	January 3, 2024

10.28†	Separation, Consulting and Release Agreement, dated as of January 3, 2024, by and between 2U, Inc. and Harsha Mokkarala.	8-K	001-36376	10.3	January 3, 2024

10.29**	Term Loan Credit and Guaranty Agreement, dated June 28, 2021, by and among 2U, Inc., as borrower, the Guarantors party thereto, Alter Domus (US) LLC, as administrative agent and collateral agent, and the Lenders party thereto.	8-K	001-36376	10.1	June 29, 2021

10.30	First Amendment to Term Loan Credit and Guaranty Agreement.	10-Q	001-36376	10.1	November 9, 2021

10.31**	Extension Amendment, Second Amendment and First Incremental Amendment to Credit and Guarantee Agreement.	8-K	001-36376	10.1	January 9, 2023

10.32*	Joinder Agreement.	10-Q	001-36376	10.2	November 9, 2021

10.33	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	April 27, 2020

10.34	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	April 27, 2020

10.35	Base Call Option Confirmation, dated as of April 20, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	April 27, 2020

10.36	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Citibank, N.A.	8-K	001-36376	10.1	May 1, 2020

10.37	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Morgan Stanley & Co. LLC.	8-K	001-36376	10.2	May 1, 2020

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.38	Additional Call Option Confirmation, dated as of April 29, 2020, between 2U, Inc. and Credit Suisse Capital LLC.	8-K	001-36376	10.3	May 1, 2020

10.39	Office Lease, by and between Lanham Office 2015 LLC and 2U Harkins Road LLC, dated as of December 23, 2015.	10-K	001-36376	10.16	February 24, 2017

10.40	Agreement of Lease, by and between 55 Prospect Owner LLC and 2U NYC, LLC, dated as of February 13, 2017.	10-K	001-36376	10.17	February 24, 2017

10.41	Office Lease, by and between SRI Ten DCC LCC and 2U, Inc., dated May 11, 2016.	10-K	001-36376	10.18	February 24, 2017

10.42†	Separation, Consulting and Release Agreement, dated as of April 15, 2022, by and between 2U, Inc. and John Ellis.	8-K	001-36376	10.1	April 15, 2022

10.43†	Separation, Consulting and Release Agreement, dated as of July 27, 2022, by and between 2U, Inc. and Mark Chernis.	8-K	001-36376	10.1	July 28, 2022

10.44*	Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement.	8-K	001-36376	10.1	January 9, 2023

10.45**	Purchase Agreement, dated January 9, 2023.	8-K	001-36376	10.2	January 9, 2023

10.46**	Purchase Agreement, dated January 9, 2023.	8-K	001-36376	10.3	January 9, 2023

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	2U, Inc. Clawback Policy					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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