Form 10-Q
period 2024-03-31
2U, Inc.
filed 2024-05-02
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of April 30, 2024, there were 84,159,626 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•our ability to comply with evolving regulations and legal obligations related to data privacy, data protection, artificial intelligence, and information security;
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
•our ability to refinance our indebtedness on attractive terms, if at all, to better align with our focus on profitability and address impending maturities and the impact any refinancing or related transaction may have on the price and trading of our common stock;
•our ability to regain compliance with the continued listing standards for listing of our common stock on the Nasdaq Global Select Market;
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
•our expectations regarding the effect of the Capped Call Transactions (as defined below) and actions of the option counterparties and/or their respective affiliates; and
•other factors beyond our control.
You should refer to the risks described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$124,728	$60,689
Restricted cash	12,710	12,710
Accounts receivable, net	67,235	115,944
Other receivables, net	24,196	28,293
Prepaid expenses and other assets	30,521	33,828
Total current assets	259,390	251,464
Other receivables, net, non-current	14,955	12,507
Property and equipment, net	37,978	40,233
Right-of-use assets	61,813	63,986
Goodwill	650,008	651,498
Intangible assets, net	357,078	371,198
Other assets, non-current	51,715	68,797
Total assets	$1,432,937	$1,459,683
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$114,000	$103,378
Deferred revenue	102,286	81,949
Lease liability	14,472	15,158
Accrued restructuring liability	7,409	14,506
Other current liabilities	46,598	44,348
Total current liabilities	284,765	259,339
Long-term debt	898,416	896,514
Deferred tax liabilities, net	317	323
Lease liability, non-current	79,724	83,297
Other liabilities, non-current	1,137	1,165
Total liabilities	1,264,359	1,240,638
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 83,644,026 shares issued and outstanding as of March 31, 2024; 82,260,619 shares issued and outstanding as of December 31, 2023	84	83
Additional paid-in capital	1,747,529	1,741,657
Accumulated deficit	(1,552,228)	(1,497,579)
Accumulated other comprehensive loss	(26,807)	(25,116)
Total stockholders’ equity	168,578	219,045
Total liabilities and stockholders’ equity	$1,432,937	$1,459,683
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$198,377	$238,504
Costs and expenses
Curriculum and teaching	31,052	32,840
Servicing and support	25,511	36,109
Technology and content development	34,995	45,484
Marketing and sales	89,712	100,175
General and administrative	39,702	39,250
Restructuring charges	4,727	4,875
Total costs and expenses	225,699	258,733
Loss from operations	(27,322)	(20,229)
Interest income	577	365
Interest expense	(19,267)	(17,957)
Debt modification expense and loss on debt extinguishment	—	(16,735)
Other (expense) income, net	(8,404)	607
Loss before income taxes	(54,416)	(53,949)
Income tax expense	(233)	(113)
Net loss	$(54,649)	$(54,062)
Net loss per share, basic and diluted	$(0.65)	$(0.68)
Weighted-average shares of common stock outstanding, basic and diluted	83,448,101	79,310,434
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(1,691)	(3,303)
Comprehensive loss	$(56,340)	$(57,365)

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	82,260,619	$83	$1,741,657	$(1,497,579)	$(25,116)	$219,045
Issuance of common stock in connection with employee stock purchase plan	627,663	—	661	—	—	661
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	755,744	1	(113)	—	—	(112)
Stock-based compensation expense	—	—	5,324	—	—	5,324
Net loss	—	—	—	(54,649)	—	(54,649)
Foreign currency translation adjustment	—	—	—	—	(1,691)	(1,691)
Balance, March 31, 2024	83,644,026	$84	$1,747,529	$(1,552,228)	$(26,807)	$168,578

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

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(54,649)	$(54,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense	3,283	3,532
Depreciation and amortization expense	24,686	30,020
Stock-based compensation expense	5,324	14,563
Non-cash lease expense	4,162	4,457
Provision for credit losses	2,873	2,497
Loss on debt extinguishment	—	12,123
Loss on sale of receivables	8,120	—
Other	284	(598)
Changes in operating assets and liabilities:
Accounts receivable, net	39,186	(11,455)
Other receivables, net	(310)	947
Prepaid expenses and other assets	20,025	(1,213)
Accounts payable and accrued expenses	2,395	11,158
Deferred revenue	20,583	24,674
Other liabilities, net	(3,713)	(9,165)
Net cash provided by operating activities	72,249	27,478
Cash flows from investing activities
Additions of amortizable intangible assets	(7,134)	(10,586)
Purchases of property and equipment	(176)	(1,222)
Net cash used in investing activities	(7,310)	(11,808)
Cash flows from financing activities
Proceeds from debt	—	239,223
Payments on debt	(1,376)	(321,078)
Prepayment premium on extinguishment of senior secured term loan facility	—	(5,666)
Payment of debt issuance costs	—	(2,867)
Tax withholding payments associated with settlement of restricted stock units	(112)	(361)
Proceeds from exercise of stock options	—	110
Proceeds from employee stock purchase plan share purchases	661	1,176
Net cash used in financing activities	(827)	(89,463)
Effect of exchange rate changes on cash	(73)	501
Net increase (decrease) in cash, cash equivalents and restricted cash	64,039	(73,292)
Cash, cash equivalents and restricted cash, beginning of period	73,399	182,578
Cash, cash equivalents and restricted cash, end of period	$137,438	$109,286
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
The Company provides 86 million people worldwide with access to world-class education in partnership with 260 top-ranked global universities and other leading organizations. Through edX, its education consumer marketplace, the Company offers more than 4,600 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, professional certificates as well as undergraduate and graduate degree programs.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2024 and 2023 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2023 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.

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
Pursuant to the Second Amended Credit Agreement, as defined in Note 8, if more than $40 million of the Company’s 2025 Notes, as defined below, remain outstanding on January 30, 2025, the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025.
The Second Amended Credit Agreement also contains a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. As of March 31, 2024, the Company was in compliance with this covenant and Recurring Revenues exceeded the minimum Recurring Revenue amount by $5.8 million. Management cannot provide assurance that minimum Recurring Revenues will be achieved by the Company in future periods. Based on the Company’s current outlook, it believes Recurring Revenues for the four consecutive quarters ending June 30, 2024 will be less than $900 million. If the Company is unable to comply with this financial covenant and is otherwise unable to cure or obtain a waiver related to this covenant, the obligations under the Second Amended Credit Agreement could accelerate. Refer to Note 8 for further information about the Company’s debt.
On March 14, 2024, the Company received a written notification from The Nasdaq Stock Market LLC (“Nasdaq”) that it had failed to comply with Nasdaq’s minimum bid price requirement. In accordance with Nasdaq rules, the Company has a period of 180 calendar days, or until September 10, 2024 (the “Compliance Period”) to regain compliance with the minimum bid price requirement. If the Company fails to regain compliance by September 10, 2024, it may be eligible for a second 180 calendar day compliance period. The Company can regain compliance at any time during the Compliance Period if the Common Stock has a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (unless the staff of Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)). If the Company fails to regain compliance in a timely manner, the delisting of the Company’s common stock would constitute a “fundamental change” under the terms of (i) the 2025 Notes and (ii) the 2030 Notes (together with the 2025 Notes, the “Convertible Notes”), whereupon holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a purchase price equal to the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. The Company is evaluating options for regaining compliance with the minimum bid price requirement, including by effecting a reverse stock split.
The Company’s ability to continue as a going concern is dependent on refinancing its debt or raising capital to reduce its debt in the short term and regaining compliance with the Nasdaq’s minimum bid price requirements or obtaining a waiver related to the fundamental change provisions of the Convertible Notes. If it is unable to complete the foregoing, the Company likely would not have sufficient cash on hand or available liquidity to meet its debt obligations as they become due. The Company is currently evaluating options to refinance its debt in the short term; however, there can be no assurance that such financing would be available to the Company on favorable terms or at all. Given these factors, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of March 31, 2024 and December 31, 2023. Refer to Note 8 for more information regarding the Company’s convertible senior notes.
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
Interim Impairment Assessments
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Pursuant to ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company’s convertible senior notes are accounted for as a single instrument.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	Balance as of December 31, 2023	Foreign Currency Translation Adjustments	Balance as of March 31, 2024

	(in thousands)
Degree Program Segment
Gross goodwill	$192,459	$—	$192,459
Accumulated impairments	—	—	—
Net goodwill	192,459	—	192,459

Alternative Credential Segment
Gross goodwill	$687,880	$(1,490)	$686,390
Accumulated impairments	(228,841)	—	(228,841)
Net goodwill	459,039	(1,490)	457,549

Total
Gross goodwill	$880,339	$(1,490)	$878,849
Accumulated impairments	(228,841)	—	(228,841)
Net goodwill	$651,498	$(1,490)	$650,008

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		March 31, 2024			December 31, 2023
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount

		(in thousands)
Capitalized technology	3-5	$251,689	$(168,016)	$83,673	$245,867	$(159,155)	$86,712
Capitalized content development	4-5	234,688	(181,540)	53,148	233,592	(176,374)	57,218
University client relationships	9-10	208,198	(80,675)	127,523	208,823	(75,849)	132,974
Enterprise client relationships	10	14,300	(3,396)	10,904	14,300	(3,039)	11,261
Trade names and domain names*	5-25	277,706	(195,876)	81,830	284,810	(201,777)	83,033
Total intangible assets		$986,581	$(629,503)	$357,078	$987,392	$(616,194)	$371,198

*
The Company concluded that due to changes in facts and circumstances, the edX trade name, which was classified as indefinite-lived as of June 30, 2023, is now finite-lived. In the third quarter of 2023, the Company began amortizing the trade name on a straight-line basis over its estimated useful life. The gross carrying amount of the edX trade name was $255.0 million as of both March 31, 2024 and December 31, 2023. Accumulated amortization and impairments include $176.7 million of impairment charges related to the edX trade name as both March 31, 2024 and December 31, 2023. Refer to Note 2 for further information about these impairment charges.

The amounts presented in the table above include $40.5 million and $43.4 million of in-process capitalized technology and content development as of March 31, 2024 and December 31, 2023, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $22.1 million and $27.2 million for the three months ended March 31, 2024 and 2023, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of March 31, 2024.

Future Amortization Expense
(in thousands)
Remainder of 2024	$57,329
2025	60,127
2026	43,758
2027	30,737
2028	26,012
Thereafter	98,585
Total	$316,548

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Other Balance Sheet Details
Prepaid Expenses and Other Assets
As of March 31, 2024 and December 31, 2023, the Company had balances of $20.5 million and $19.8 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of March 31, 2024 and December 31, 2023, the Company had balances of $13.8 million and $13.6 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred $1.2 million and $0.8 million of such amortization for the three months ended March 31, 2024 and 2023, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	March 31, 2024	December 31, 2023

	(in thousands)
Accrued university and instructional staff compensation	$28,666	$28,339
Accrued marketing expenses	26,271	19,652
Accrued compensation and related benefits	13,613	9,870
Accounts payable and other accrued expenses	45,450	45,517
Total accounts payable and accrued expenses	$114,000	$103,378
Other Current Liabilities
As of March 31, 2024 and December 31, 2023, the Company had balances of $13.4 million and $10.5 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represent proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client. As of March 31, 2024 and December 31, 2023, the Company had accrued interest balances of $13.7 million and $13.6 million, respectively, within other current liabilities on the condensed consolidated balance sheets.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
2U, Inc., et al. v. Cardona, et al.
On April 4, 2023, the Company filed a lawsuit on behalf of itself and its South African subsidiary, Get Educated International Proprietary Ltd., against the Department of Education (the “Department”) and Secretary of Education Miguel Cardona. The suit challenges a Dear Colleague Letter issued by the Department that would treat the Company and other Online Program Managers (OPMs) as highly regulated “Third-Party Servicers” for purposes of the Higher Education Act (“HEA”). The Company contends that the Department has exceeded its authority by seeking to expand the definition of “Third-Party Servicer” contained in the HEA, 20 U.S.C. § 1088(c), as well as in the Department’s regulations and longstanding guidance documents. The Company also argues that the Department violated both the HEA and the Administrative Procedure Act in issuing its new understanding of Third-Party Servicer without following required rulemaking procedures. The case is now pending in the District of D.C., under case number 1:23-cv-00925. On April 7, 2023, the Company filed a motion for a stay and preliminary injunction to block the new Dear Colleague Letter to take effect as planned on September 1, 2023. On April 11, 2023, the Department announced that it would suspend the September 1, 2023 effective date and consider changes to the Dear Colleague Letter. The Department indicated that when it finalizes an updated version of the Dear Colleague Letter, the updated version will not go into effect for at least six months, to give regulated entities sufficient time to comply. Given these developments, the Company withdrew its motion for a stay and preliminary injunction and the court stayed the litigation pending the release of the finalized Dear Colleague Letter. On March 18, 2024, the parties filed a joint status report to the court, in which the government indicated that it was still in the process of developing an updated guidance, and that it did not anticipate issuing an updated guidance in the next 90 days. The Company believes that it has a meritorious claim and intends to vigorously pursue its challenge against the Department if the Department continues seeking to treat the Company as a Third-Party Servicer. Due to the complex nature of the legal issues involved, the outcome of this matter is not presently determinable.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Francis v. 2U, Inc. et al; Privacy Class Action
On October 10, 2023, plaintiff Chad Francis filed a putative class action against the Company and edX LLC in the United States District Court for the District of Massachusetts, alleging violations of the federal Video Privacy Protection Act. The plaintiff, who seeks to represent a class of individuals who viewed a video on edX while they had a Facebook account, alleges that 2U and edX disclosed his personal viewing information to Facebook without his consent. Plaintiff seeks damages of $2,500 for each violation, punitive damages, injunctive relief and attorney fees. On December 15, 2023, the Company and edX filed a motion to dismiss the complaint for failure to state a claim. The plaintiff filed a response on February 12, 2024, and the Company and edX filed a reply on March 13, 2024. The motion to dismiss is currently pending before the Court. The Company intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of the matter is not presently determinable.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. The following table presents the estimated future minimum payments due to university clients as of March 31, 2024.

Future Minimum Payments
(in thousands)
Remainder of 2024	$3,523
2025	3,500
2026	3,500
2027	3,500
2028	3,500
Thereafter	—
Total future minimum payments to university clients	$17,523
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

marketing spend. During the third quarter of 2022, the Company completed the planned headcount reductions and consolidated its in-person operations to its offices in Lanham, Maryland and Cape Town, South Africa. In furtherance of the 2022 Strategic Realignment Plan, the Company reduced employee headcount during the third quarter of 2023.
The Company anticipates that it will incur aggregate restructuring charges associated with the 2022 Strategic Realignment Plan of approximately $70 million to $75 million. The Company recorded $2.9 million and $4.5 million in restructuring charges related to the 2022 Strategic Realignment Plan for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company incurred cumulative restructuring charges of $58.5 million related to the 2022 Strategic Realignment Plan. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 7 years.
In late 2023, the Company announced leadership changes and commenced a comprehensive performance improvement exercise aimed at, among other things, further improving its profitability and optimizing its operating model and balance sheet. Part of this exercise includes headcount reductions associated with implementing changes to the Company’s organizational structure, as management works to align staffing levels with business priorities across functional areas.
The following table presents restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment

Leadership and organizational structure changes
Severance and severance-related costs	$1,140	$308	$—	$—

2022 Strategic Realignment Plan
Severance and severance-related costs	—	—	1,231	—
Lease and lease-related charges	2,011	742	2,143	759
Professional and other fees relating to restructuring activities	—	119	340	—
Other*	—	—	13	—
	2,011	861	3,727	759

Other restructuring charges**	407	—	380	9
Total restructuring charges	$3,558	$1,169	$4,107	$768

*	Includes the acceleration of certain technology and content development costs.
**	Includes severance and severance-related costs and lease-related charges.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2023	Additional Costs	Cash Payments	Balance as of March 31, 2024

	(in thousands)
Leadership and organizational structure changes
Severance and severance-related costs	$9,779	$1,319	$(5,219)	$5,879

2022 Strategic Realignment Plan
Severance and severance-related costs	4,093	—	(2,786)	1,307
Professional and other fees relating to restructuring activities	363	232	(550)	45
Lease and lease-related charges	28	3,131	(3,132)	27

Other severance and severance-related costs	243	—	(92)	151
Total restructuring	$14,506	$4,682	$(11,779)	$7,409
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

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Operating lease expense	$4,168	$4,457
Short-term lease expense	43	34
Variable lease expense	1,930	1,907
Sublease income	(636)	(427)
Total lease expense	$5,505	$5,971

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2024, for the Company’s operating leases, the weighted-average remaining lease term was 6.0 years and the weighted-average discount rate was 10.7%. For the three months ended March 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $6.1 million and $6.0 million, respectively. There were no lease liabilities arising from obtaining right-of-use assets for each of the three months ended March 31, 2024 and 2023.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $4.1 million in aggregate.

March 31, 2024
(in thousands)
Remainder of 2024	$18,106
2025	20,440
2026	20,991
2027	21,564
2028	17,083
Thereafter	32,281
Total lease payments	130,465
Less: imputed interest	(36,269)
Total lease liability	$94,196
8.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	March 31, 2024	December 31, 2023

	(in thousands)
Term loan facilities	$375,250	$376,200
Revolving facility	40,000	40,000
Convertible senior notes	527,000	527,000
Deferred government grant obligations	3,500	3,500
Other borrowings	1,273	1,699
Less: unamortized debt discount and issuance costs	(40,648)	(43,670)
Total debt	906,375	904,729
Less: current portion of long-term debt	(7,959)	(8,215)
Total long-term debt	$898,416	$896,514
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2025 Notes, which had an estimated fair value of $177.1 million and $191.7 million as of March 31, 2024 and December 31, 2023, respectively, and the 2030 Notes, which had an estimated fair value of $51.2 million and $55.0 million as of March 31, 2024 and December 31, 2023, respectively. The 2030 Notes, described below, were issued in January 2023. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Term Loan Credit and Guaranty Agreement
On January 9, 2023, the Company entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”), which amended the Company’s existing term loan facilities, previously referred to as the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of the Company’s 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility to the Company in the principal amount of $40 million (the “Revolving Loan Facility”). The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the Company’s 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). If the Company does not refinance or raise capital to reduce its debt in the short term, and in the event that the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025, the Company’s liquidity may not be sufficient to pay off the balance on the accelerated maturity date if the Company does not otherwise sufficiently increase revenues, realize additional operating efficiencies and reduce its expenses. As of March 31, 2024, outstanding borrowings under the Revolving Loan Facility were $40 million. In addition, our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity date. Failure to maintain this minimum Recurring Revenue may result in a default under the aforementioned financing facilities and therefore result in the acceleration of due dates.
Loans under the Second Amended Credit Agreement bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. If the term loans under the Second Amended Credit Agreement are prepaid or amended prior to the six month anniversary of the Second Amended Credit Agreement in connection with a Repricing Event (as defined in the Second Amended Credit Agreement), the Company shall pay a prepayment premium of 1.0% of the amount of the loans so prepaid.
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
The Second Amended Credit Agreement contains customary affirmative covenants, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Second Amended Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company and entering into affiliate transactions and asset sales. The Second Amended Credit Agreement contains (i) a financial covenant for the benefit of the lenders that requires the Company to maintain minimum Recurring Revenues (as defined in the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters of the Company commencing with fiscal quarter ending September 30, 2021 through the maturity date and (ii) three financial covenants solely for the benefit of the revolving lenders, in respect of a maximum consolidated senior secured net leverage ratio, a maximum consolidated total net leverage ratio, and a minimum consolidated fixed charge coverage ratio. The Second Amended Credit Agreement also provides for customary events of default, including, among others: non-payment of obligations; bankruptcy or insolvency event; failure to comply with covenants; breach of representations or warranties; defaults on other material indebtedness; impairment of any lien on any material portion of the Collateral (as defined in the Second Amended Credit Agreement); failure of any material provision of the Second Amended

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Credit Agreement or any guaranty to remain in full force and effect; a change of control of the Company; and material judgment defaults. The occurrence of an event of default could result in the acceleration of obligations under the Second Amended Credit Agreement. As of March 31, 2024, the Company was in compliance with the covenants under the Second Amended Credit Agreement.
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
As of March 31, 2024 and December 31, 2023, the balance of unamortized debt discount and issuance costs related to the term loan under the Second Amended Credit Agreement was $20.0 million and $21.7 million, respectively. For the three months ended March 31, 2024 and 2023, the associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 14.7% and 13.8%, respectively. For the three months ended March 31, 2024 and 2023 the associated interest rate for the revolving loan under the Second Amended Credit Agreement was approximately 10.9% and 10.1%, respectively. For the three months ended March 31, 2024 and 2023, the associated interest expense for these facilities was approximately $14.1 million and $13.2 million, respectively.
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
The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted and contain a cross-acceleration provision tied to the acceleration of other material debt, including the Second Amended Credit Agreement and the 2030 Notes.
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
The net carrying amount of the 2025 Notes consists of the following as of each of the dates indicated:

	March 31, 2024	December 31, 2023

	(in thousands)
Principal	$380,000	$380,000
Unamortized issuance costs	(2,282)	(2,807)
Net carrying amount	$377,718	$377,193
Issuance costs are being amortized to interest expense over the contractual term of the 2025 Notes. Subsequent to the adoption of ASU 2020-06 in the first quarter of 2022, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the 2025 Notes for the three months ended March 31, 2024 and 2023 was $2.7 million and $2.7 million, respectively.

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
As of March 31, 2024, the conditions allowing holders of the 2025 Notes to convert had not been met and the Company has the right under the 2025 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2025 Notes are classified as non-current on the condensed consolidated balance sheets.

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
2030 Notes
On January 11, 2023, the Company issued the 2030 Notes in an aggregate principal amount of $147.0 million. The 2030 Notes are governed by an indenture (the “2030 Indenture” and together with the 2025 Indenture, the Indentures) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by the Company or converted and contain a cross-acceleration provision tied to the acceleration of other material debt, including the Second Amended Credit Agreement and the 2025 Notes. The net proceeds from the issuance of the 2030 Notes was $127.1 million.
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
The net carrying amount of the 2030 Notes consist of the following as of the date indicated:

	March 31, 2024	December 31, 2023

	(in thousands)
Principal	$147,000	$147,000
Unamortized debt discount and issuance costs	(18,402)	(19,136)
Net carrying amount	$128,598	$127,864

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Issuance costs are being amortized to interest expense over the contractual term of the 2030 Notes. The effective interest rate used to amortize the issuance costs was 7.5% and 7.2% for three months ended March 31, 2024 and 2023, respectively. The interest expense related to the 2030 Notes for the three months ended March 31, 2024 and 2023 was $2.4 million and $2.0 million, respectively.
Holders may convert their 2030 Notes at their option in the following circumstances:
•at any time from, and after January 11, 2023 until the close of business on the second scheduled trading day immediately before the maturity date;
•upon the occurrence of certain corporate events or distributions on the Common Stock as provided in the Indenture;
•if the Company calls such 2030 Notes for redemption; subject to the right of certain holders to elect a delayed conversion period for any such 2030 Notes called for redemption that would cause such holders to beneficially own shares of Common Stock, in excess of the Ownership Cap (as defined in the 2030 Indenture), over which threshold a settlement of such conversion could be made in cash; and
•upon the occurrence of a default with regard to the Company’s financial covenants under the 2030 Indenture.
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
Deferred Government Grant Obligations
The Company has two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. These agreements are conditional loan obligations that may be forgiven, provided that the Company attains certain conditions related to employment levels at 2U’s Lanham, Maryland headquarters. The conditional loan with Prince George’s County has a maturity date of June 22, 2027 and the conditional loan agreement with the State of Maryland has a maturity date of June 30, 2028. The interest expense related to these loans for the three months ended March 31, 2024 and 2023 was immaterial.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of March 31, 2024, the Company has entered into standby letters of credit totaling $12.1 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
The Company maintains restricted cash as collateral for standby letters of credit for the Company’s leased facilities and in connection with the deferred government grant obligations.
Future Principal Payments
Future principal payments for the term loan under the Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and the government grants, as of the date indicated are as follows:

March 31, 2024
(in thousands)
Remainder of 2024*	$6,350
2025	383,800
2026	368,600
2027	—
2028	—
Thereafter	147,000
Total future principal payments	$905,750

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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provision for the three months ended March 31, 2024 and 2023 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three months ended March 31, 2024 and 2023 was less than 1%. For the three months ended March 31, 2024, the Company’s income tax expense was $0.2 million. For the three months ended March 31, 2023, the Company’s income tax expense was $0.1 million.
To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.
10.    Stockholders’ Equity
Common Stock
As of March 31, 2024, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2024, there were 83,644,026 shares of common stock outstanding, and the Company had reserved a total of 46,969,043 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	3,514,250
Outstanding performance restricted stock units	2,919,288
Outstanding stock options	3,422,446
Reserved for convertible senior notes	37,113,059
Total shares of common stock reserved for future issuance	46,969,043
Stock-Based Compensation
The Company maintains a stock-based compensation plan: the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in January 2014. The shares available for future issuance under the 2014 Plan increased by 4,113,030 and 3,916,733 on January 1, 2024 and 2023, respectively, pursuant to the automatic share reserve increase provision in the 2014 Plan.
The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the second quarter of 2023, shares available for purchase under the ESPP increased by 2,000,000 shares, pursuant to an amendment to the Company’s ESPP to increase the number of authorized shares available under such plan. As of March 31, 2024, 1,289,678 shares remained available for purchase under the ESPP.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents stock-based compensation expense related to the 2014 Plan and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Curriculum and teaching	$40	$40
Servicing and support	1,474	3,277
Technology and content development	609	1,657
Marketing and sales	513	1,154
General and administrative	2,688	8,435
Total stock-based compensation expense	$5,324	$14,563
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of grant, with most RSUs vesting in equal quarterly or annual tranches, generally over a period of three years.
The following table presents a summary of the Company’s RSU activity for the period indicated. No RSUs were granted during the three months ended March 31, 2024.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2023	4,595,630	$8.09
Granted	—	—
Vested	(681,643)	10.45
Forfeited	(399,737)	7.77
Outstanding balance as of March 31, 2024	3,514,250	$7.67
The total fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $0.7 million and $5.2 million, respectively. The total compensation cost related to the unvested RSUs not yet recognized as of March 31, 2024 was $17.1 million, and will be recognized over a weighted-average period of approximately 1.5 years.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the first quarter of 2022, as part of its annual equity awards cycle, the Company awarded 1.7 million PRSUs with an aggregate intrinsic value of $20.4 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities, depending on the achievement of internal financial performance-based targets, which are established annually. Certain of these PRSUs vest at the end of all three one-year performance periods, while others vest at the end of each of three one-year performance periods. Of the PRSUs awarded, 0.6 million were granted in March 2022 with a weighted-average grant date fair value per share of $10.77, 0.6 million were granted in February 2023 with a weighted-average grant date fair value per share of $11.13, and 0.3 million were granted in February 2024 with a weighted-average grant date fair value of $0.40. The expense recognized each period is estimated at the time of grant and is subject to fluctuation due to the achievement of internal financial performance-based targets. For the first and second performance periods, 100% and 27.8% of the eligible PRSUs were earned, respectively.
During the first quarter of 2023, as part of its annual equity award cycle, the Company awarded 1.4 million PRSUs with an aggregate intrinsic value of $12.2 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 150% to 0% of the granted quantities. For the first performance period, which began on January 1, 2023 and ended on December 31, 2023, and the second performance period, which began on January 1, 2024 and ends on December 31, 2024, the quantity of units eligible to be earned ranges from 130% to 0% depending on the achievement of internal financial performance-based targets, which are established annually. Additionally, the actual number of PRSUs earned may be adjusted upward or downward by 20% based upon the Company’s total shareholder return (“TSR”) performance compared to the Russell 3000 Index’s TSR performance over the same period. If the Company’s absolute TSR is negative, the TSR multiplier cannot exceed 0% and the achievement percentage based up on the internal financial performance-based targets is capped at 125%. Of the PRSUs awarded, 0.5 million were granted in March 2023 with a weighted-average grant date fair value per share of $7.15 and 0.4 million were granted in February 2024 with a weighted-average grant date fair value per share of $0.39. These include the fair values per share of the TSR-performance component of the awards, which were determined using a Monte Carlo valuation model, and were $0.39 and $0.00 per share for the first and second performance periods, respectively. For the first performance period, 0% of the eligible PRSUs were earned.
During the first quarter of 2024, as part of a one-time award cycle, the Company granted 0.8 million PRSUs with a grant date fair value per share of $0.49. The PRSU award agreements provide that the awards are eligible to vest upon the 30-day average stock price of the Company attaining at least $10.00 on or prior to the two-year anniversary of the grant date.
The following tables present a summary of (i) for the three months ended March 31, 2024 and 2023, the assumptions used for estimating the fair values of the TSR-performance component of the PRSUs, and (ii) for the three months ended March 31, 2024, the assumptions used for estimating the fair value of the PRSUs subject to market-based vesting conditions. As of March 31, 2024 and December 31, 2023, there were 0.4 million and 1.2 million outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of March 31, 2024 and December 31, 2023, and have been excluded from the tables below.

	Three Months Ended March 31,
	2024	2023

Risk-free interest rate	5.11%	4.68%
Expected term (years)	1.00	1.00
Expected volatility	162%	108%
Dividend yield	0%	0%

Three Months Ended March 31, 2024

Risk-free interest rate	4.33%
Expected term (years)	1.30
Expected volatility	126%
Dividend yield	0%

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a summary of the Company’s PRSU activity for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2023	1,404,125	$11.15
Granted	1,780,669	0.44
Vested	—	—
Forfeited	(265,506)	0.40
Outstanding balance as of March 31, 2024	2,919,288	$5.59
The total compensation expense related to the unvested PRSUs not yet recognized as of March 31, 2024 was $1.9 million, and will be recognized over a weighted-average period of approximately 1.3 years.
Stock Options
The 2014 Plan provides for the issuance of stock options to eligible participants. Stock options issued under the 2014 Plan generally are exercisable for periods not to exceed 10 years and generally vest over a three-year period.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented. No stock options were granted during the three months ended March 31, 2024.

Three Months Ended March 31, 2023

Risk-free interest rate	3.6%
Expected term (years)	5.69
Expected volatility	87%
Dividend yield	0%
Weighted-average grant date fair value per share	$4.93
The following table presents a summary of the Company’s stock option activity for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2023	4,103,758	$27.79	4.63	$—
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited	(85,812)	10.11
Expired	(595,500)	14.58
Outstanding balance as of March 31, 2024	3,422,446	30.53	4.84	—
Exercisable as of March 31, 2024	2,799,038	$34.23	4.21	$—
The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $0.1 million.
The total unrecognized compensation cost related to the unvested options as of March 31, 2024 was $3.1 million, and will be recognized over a weighted-average period of approximately 0.9 years.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	Three Months Ended March 31,
	2024	2023

Stock options	3,422,446	5,138,770
Restricted stock units	3,514,250	7,424,337
Performance restricted stock units	2,919,288	2,181,702
Shares related to convertible senior notes	29,776,706	29,776,706
Total antidilutive securities	39,632,690	44,521,515
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

Numerator (in thousands):
Net loss	$(54,649)	$(54,062)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	83,448,101	79,310,434
Net loss per share, basic and diluted	$(0.65)	$(0.68)
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
Significant Customers
For each of the three months ended March 31, 2024 and 2023, no university clients accounted for 10% or more of the Company’s consolidated revenue.
As of March 31, 2024, no university clients accounted for 10% or more of the Company’s consolidated accounts receivable, net balance. As of December 31, 2023, two university clients in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $36.4 million and $14.3 million, which equaled 31% and 12% of the Company’s consolidated accounts receivable, net balance, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$111,546	$140,480
Alternative Credential Segment	86,831	98,024
Total revenue	$198,377	$238,504

Segment profitability**
Degree Program Segment	$31,985	$47,204
Alternative Credential Segment	(14,690)	(17,013)
Total segment profitability	$17,295	$30,191

Segment profitability margin***
Degree Program Segment	28.7%	33.6%
Alternative Credential Segment	(16.9)	(17.4)
Total segment profitability margin	8.7%	12.7%

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three months ended March 31, 2024 and 2023.
**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, performance improvement initiative implementation expense, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, debt modification expense and losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net loss	$(54,649)	$(54,062)
Adjustments:
Stock-based compensation expense	5,324	14,563
Other expense (income), net	8,404	(607)
Net interest expense	18,690	17,592
Income tax expense	233	113
Depreciation and amortization expense	24,686	30,020
Debt modification expense and loss on debt extinguishment	—	16,735
Restructuring charges	4,727	4,875
Other*	9,880	962
Total adjustments	71,944	84,253
Total segment profitability	$17,295	$30,191

*
Includes (i) transaction and integration costs of $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, (ii) litigation-related costs of $2.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, and (iii) performance improvement initiative implementation expense of $7.0 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	March 31, 2024	December 31, 2023

	(in thousands)
Total assets
Degree Program Segment	$358,426	$377,395
Alternative Credential Segment	1,074,511	1,082,288
Total assets	$1,432,937	$1,459,683
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $28.5 million and $30.7 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of March 31, 2024 and December 31, 2023 totaled approximately $3.2 million and $3.5 million, respectively.
13.    Receivables and Contract Liabilities
Trade Accounts Receivable
The Company’s trade accounts receivable balances relate to amounts due from students or customers occurring in the normal course of business. Trade accounts receivable balances have a term of less than one year and are included in accounts

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

receivable, net on the Company’s condensed consolidated balance sheets. The following table presents the Company’s trade accounts receivable in each segment as of each of the dates indicated.

	March 31, 2024	December 31, 2023

	(in thousands)
Degree Program Segment accounts receivable	$11,483	$3,207
Degree Program Segment unbilled revenue	17,584	72,525
Alternative Credential Segment accounts receivable	45,187	47,455
Total	74,254	123,187
Less: Provision for credit losses	(7,019)	(7,243)
Trade accounts receivable, net	$67,235	$115,944
The Company regularly reviews its portfolio of offerings for alignment with its business objectives, including cost to operate, expected enrollments, and other factors, and from time to time, the Company has entered into, and may in the future enter into, agreements to strategically exit certain programs. As of March 31, 2024 and December 31, 2023, the Company had balances of $10.5 million and $68.2 million, respectively, of unbilled revenue associated with portfolio management activities within accounts receivable, net on the condensed consolidated balance sheets. In addition, as of March 31, 2024 and December 31, 2023, the Company had balances of $1.0 million and $16.9 million, respectively, of non-current accounts receivable associated with portfolio management activities within other assets, non-current on the condensed consolidated balance sheets. These non-current accounts receivable are typically due within 12 to 24 months.
In January 2024, the Company entered into a receivables factoring transaction whereby a counterparty committed to purchase certain receivables owing to the company related to portfolio management activities at a purchase rate of 88% (the “Factoring Agreement”). Under the Factoring Agreement, the Company could sell eligible receivables without recourse in exchange for cash. In accordance with ASC 860 Transfers and Servicing of Financial Assets, the sold receivables were derecognized from the Company’s balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the condensed consolidated statement of cash flows.
During the three months ended March 31, 2024, the Company sold, without recourse, $82.1 million of receivables under the Factoring Agreement, with net proceeds of $74.0 million. The loss on the sale of these receivables of $8.1 million is included within other income (expense), net on the Company’s condensed consolidated statements of operations.
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2023	$7,243
Current period provision	1,036
Amounts written off	(1,245)
Foreign currency translation adjustments	(15)
Balance as of March 31, 2024	$7,019

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	March 31, 2024	December 31, 2023

	(in thousands)
Other receivables, amortized cost	$49,546	$49,358
Less: Provision for credit losses	(10,395)	(8,558)
Other receivables, net	$39,151	$40,800
Other receivables, net, current	$24,196	$28,293
Other receivables, net, non-current	$14,955	$12,507
The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2023	$8,558
Current period provision	1,837
Balance as of March 31, 2024	$10,395
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of March 31, 2024, 70% of other receivables, net due under extended payment plans were current.

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

	March 31, 2024
	Year of Origination
	2024	2023	2022	2021	2020 & Prior	Total

	(in thousands)
Credit Quality Tier
High	$3,874	$8,184	$244	$492	$1,073	$13,867
Mid	4,317	8,755	2,759	2,111	2,867	20,809
Low	2,837	4,906	2,092	2,090	2,945	14,870
Total	$11,028	$21,845	$5,095	$4,693	$6,885	$49,546

	December 31, 2023
	Year of Origination
	2023	2022	2021	2020	2019 & Prior	Total

	(in thousands)
Credit Quality Tier
High	$12,744	$1,229	$404	$311	$205	$14,893
Mid	13,178	3,067	2,614	735	674	20,268
Low	7,658	2,464	2,684	734	657	14,197
Total	$33,580	$6,760	$5,702	$1,780	$1,536	$49,358
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

	March 31, 2024	December 31, 2023

	(in thousands)
Degree Program Segment deferred revenue	$20,322	$1,735
Alternative Credential Segment deferred revenue	81,964	80,214
Total contract liabilities	$102,286	$81,949
For the Degree Program Segment, during the three months ended March 31, 2024 and 2023 the Company recognized $1.7 million and $1.1 million, respectively, of revenue related to deferred revenue balances that existed at the end of each preceding year.
For the Alternative Credential Segment, during the three months ended March 31, 2024 and 2023 the Company recognized $54.9 million and $54.9 million, respectively, of revenue related to deferred revenue balances that existed at the end of each preceding year.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Contract Acquisition Costs
The Degree Program Segment had $1.0 million and $1.0 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. For each of the three months ended March 31, 2024 and 2023, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
14.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $16.0 million and $13.9 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s accrued but unpaid capital expenditures were $1.4 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Many factors could cause or contribute to these differences, including those discussed in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, and our other filings with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
Unless the context otherwise requires, all references to “we,” “us” or “our” refer to 2U, Inc., together with its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K, filed with the SEC on March 6, 2024.
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale. We provide 86 million people worldwide with access to world-class education in partnership with 260 top-ranked global universities and other leading organizations. Through edX, our education consumer marketplace, we offer more than 4,600 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, professional certificates as well as undergraduate and graduate degree programs.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains and losses, gains and losses related to the sale of receivables and other non-operating income and expense.
Income Taxes
Our income tax provisions for all periods consist of U.S. federal, state and foreign income taxes. Our effective tax rate for the period is based on a mix of higher-taxed and lower-taxed jurisdictions.

Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended March 31, 2024 and 2023
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended March 31,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$198,377	100.0%	$238,504	100.0%	$(40,127)	(16.8)%
Costs and expenses
Curriculum and teaching	31,052	15.7	32,840	13.8	(1,788)	(5.4)
Servicing and support	25,511	12.9	36,109	15.1	(10,598)	(29.4)
Technology and content development	34,995	17.6	45,484	19.1	(10,489)	(23.1)
Marketing and sales	89,712	45.2	100,175	42.0	(10,463)	(10.4)
General and administrative	39,702	20.0	39,250	16.5	452	1.2
Restructuring charges	4,727	2.4	4,875	2.0	(148)	(3.0)
Total costs and expenses	225,699	113.8	258,733	108.5	(33,034)	(12.8)
Loss from operations	(27,322)	(13.8)	(20,229)	(8.5)	(7,093)	35.1
Interest income	577	0.3	365	0.2	212	58.1
Interest expense	(19,267)	(9.7)	(17,957)	(7.5)	(1,310)	7.3
Debt modification expense and loss on debt extinguishment	—	—	(16,735)	(7.0)	16,735	(100.0)
Other income (expense), net	(8,404)	(4.2)	607	0.3	(9,011)	*
Loss before income taxes	(54,416)	(27.4)	(53,949)	(22.5)	(467)	0.9
Income tax expense	(233)	(0.1)	(113)	—	(120)	106.2
Net loss	$(54,649)	(27.5)%	$(54,062)	(22.5)%	$(587)	1.1%

Revenue. Revenue for the three months ended March 31, 2024 decreased $40.1 million, or 16.8%, to $198.4 million as compared to $238.5 million in 2023.
Revenue from our Degree Program Segment decreased $28.9 million, or 20.6%. This decrease was due to certain programs operating in 2023 that are no longer operating in 2024 due to portfolio management activities and a greater number of students graduating from our programs, who enrolled during the pandemic, than the number of student enrollments in these programs in the period. Full course equivalent (“FCE”) enrollments decreased by 10,798 or 19.5%.
Revenue from our Alternative Credential Segment decreased $11.2 million, or 11.4%. This decrease was primarily due to a $21.9 million decrease in revenue from our boot camp offerings driven by a 30% decrease in FCE enrollments, particularly in coding boot camps. This decrease was partially offset by an $11.0 million increase in revenue from the company’s executive education offerings driven by a 32% increase in FCE enrollments.
Curriculum and Teaching. Curriculum and teaching expense decreased $1.8 million, or 5.4%, to $31.1 million as compared to $32.8 million in 2023. This decrease was primarily due to lower revenue in certain offerings in our Alternative Credential Segment resulting in a decrease in amounts due to university clients.
Servicing and Support. Servicing and support expense decreased $10.6 million, or 29.4%, to $25.5 million as compared to $36.1 million in 2023. This decrease was primarily due to a decrease in personnel and personnel-related expense.
Technology and Content Development. Technology and content development expense decreased $10.5 million, or 23.1%, to $35.0 million as compared to $45.5 million in 2023. This decrease was primarily due to a $6.5 million decrease in personnel and personnel-related expense and a $6.4 million decrease in depreciation and amortization expense. These decreases were partially offset by a $2.1 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense decreased $10.5 million, or 10.4%, to $89.7 million as compared to $100.2 million in 2023. This decrease was primarily due to a $6.3 million decrease in marketing expense and a $3.0 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense increased $0.5 million, or 1.2%, to $39.7 million as compared to $39.3 million in 2023. This increase was primarily due to a $7.0 million increase in costs to implement the company’s comprehensive performance improvement initiative, a $1.8 million increase in certain litigation-related expense, and a $1.1 million increase in depreciation and amortization expense. These increases were partially offset by a $9.8 million decrease in personnel and personnel-related expense.
Restructuring Charges. Restructuring charges of $4.7 million for the three months ended March 31, 2024 were comparable to the three months ended March 31, 2023.
Net Interest Income (Expense). Net interest expense increased $1.1 million, or 6.2%, to $18.7 million as compared to $17.6 million in 2023. This increase was primarily due a $0.9 million increase in interest expense incurred under our Second Amended Credit Agreement.
Debt modification expense and loss on debt extinguishment. During the three months ended March 31, 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense related to the refinancing of the Second Amended Credit Agreement.
Other Income (Expense), Net. Other expense, net was $8.4 million for the three months ended March 31, 2024, as compared to other income, net of $0.6 million for the three months ended March 31, 2023. This change was primarily due to an $8.1 million loss on the sale of receivables under the Factoring Agreement during the three months ended March 31, 2024 and fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Expense. For the three months ended March 31, 2024, we recognized income tax expense of $0.2 million, and our effective tax rate was less than 1%. For the three months ended March 31, 2023, we recognized an income tax expense of $0.1 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, performance improvement initiative implementation expense, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, debt modification expense and losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. Total segment profitability is a non-GAAP measure when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net loss	$(54,649)	$(54,062)
Adjustments:
Stock-based compensation expense	5,324	14,563
Other expense (income), net	8,404	(607)
Net interest expense	18,690	17,592
Income tax expense	233	113
Depreciation and amortization expense	24,686	30,020
Debt modification expense and loss on debt extinguishment	—	16,735
Restructuring charges	4,727	4,875
Other*	9,880	962
Total adjustments	71,944	84,253
Total segment profitability	$17,295	$30,191

*
Includes (i) transaction and integration expense of $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and (ii) litigation-related expense of $2.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, and (iii) performance improvement initiative implementation expense of $7.0 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

Three Months Ended March 31, 2024 and 2023
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$111,546	$140,480	$(28,934)	(20.6)%
Alternative Credential Segment	86,831	98,024	(11,193)	(11.4)
Total revenue	$198,377	$238,504	$(40,127)	(16.8)%

Segment profitability
Degree Program Segment	$31,985	$47,204	$(15,219)	(32.2)%
Alternative Credential Segment	(14,690)	(17,013)	2,323	13.7
Total segment profitability	$17,295	$30,191	$(12,896)	(42.7)%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended March 31, 2024 and 2023.
Degree Program Segment profitability decreased $15.2 million, or 32.2%, to $32.0 million as compared to $47.2 million in 2023. This decrease was primarily due to a $28.9 million decrease in revenue, partially offset by a $13.7 million decrease in operating expense driven by a decrease in personnel and personnel-related expense.
Alternative Credential Segment profitability increased $2.3 million, or 13.7%, to $(14.7) million as compared to $(17.0) million in 2023. This increase was primarily due a $13.5 million decrease in operating expense driven by a decrease in personnel and personnel-related costs and marketing expense, partially offset by an $11.2 million decrease in revenue.
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $124.7 million, which were held for working capital and general corporate purposes.
In April 2020, we issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2025 Notes are governed by an indenture (the “2025 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the 2025 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the 2025 Notes, we entered into privately negotiated capped call transactions with a premium cost of approximately $50.5 million. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2025 Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted 2025 Notes, with such reduction and/or offset subject to the cap. The net proceeds from the issuance of the 2025 Notes were $319.0 million after deducting the initial purchasers’ discount, offering expenses and the cost of the capped call transactions. As of March 31, 2024, the conditions allowing holders of the 2025 Notes to convert had not been met and we have the right under the 2025 Indenture to determine the method of settlement at the time of conversion, and the 2025 Notes, therefore, are classified as a non-current on the condensed consolidated balance sheets.
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
In January 2023, we entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, (the “Second Amended Credit Agreement”), which amended the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of our 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility in the principal amount of $40 million. The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). Loans under the Second Amended Credit Agreement bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans.
In January 2023, we consummated the issuance of the notes (the “2030 Notes”) in an aggregate principal amount of $147.0 million in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2030 Notes are governed by an indenture (the “2030 Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by us or converted. At any time from, and after January 11, 2023, the 2030 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. The net proceeds from the issuance of the 2030 Notes were $127.1 million. We used the proceeds from the offering of the 2030 Notes, along with cash on our balance sheet, to repay a portion of the amounts outstanding under the Amended Term Loan Facilities. We have the right under the 2030 Indenture to determine the method of settlement at the time of conversion. Therefore, the 2030 Notes are classified as non-current on the condensed consolidated balance sheets.
Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt. Refer to the risks described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of the risks related to our indebtedness and capital structure. Specifically, refer to the risk factors titled, “The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility,” and, “We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.”
We have financed our operations primarily through payments from our clients and students for our technology and services, the borrowings under our Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and public and private equity financings. In January 2024, we entered into a receivables factoring transaction with Morgan Stanley Senior Funding (“Morgan Stanley”) whereby Morgan Stanley has committed to purchase certain receivables owing to the company related to portfolio management activities at a purchase rate of 88% (the “Factoring Agreement”). During the three months ended March 31, 2024, the Company sold, without recourse, $82.1 million of receivables under the Factoring Agreement, with net proceeds of $74.0 million. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowing capacity under our Second Amended Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. However, our ability to continue as a going concern within one year from the date our condensed consolidated financial statements are issued is dependent on refinancing our debt or raising capital to reduce our debt in the short term and, as described below, regaining compliance with the Nasdaq’s minimum bid price requirements or obtaining a waiver related to the fundamental change provisions of the Convertible Notes (as defined below). If we are unable to complete the foregoing, we likely would not have sufficient cash on hand or available liquidity to meet our debt obligations as they become due.
Pursuant to the Second Amended Credit Agreement, if more than $40 million of our 2025 Notes, which mature on May 1, 2025, remain outstanding on January 30, 2025, the maturity date of the outstanding term loan balance of $372.4 million springs forward to January 30, 2025. In addition, our Second Amended Credit Agreement includes a financial covenant that requires us to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. As of March 31, 2024, we were in compliance with this covenant and Recurring Revenues exceeded the minimum Recurring Revenue amount by $5.8 million. We cannot provide assurance that we will achieve minimum Recurring Revenues in future periods. Based on our current outlook, we believe Recurring Revenues for the four consecutive quarters ending June 30, 2024 will be less than $900 million. If we are unable to comply with this financial covenant and are unable to cure or obtain a waiver related to this covenant, the obligations under the Second Amended Credit Agreement could accelerate.
On March 14, 2024, we received a written notification from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that we had failed to comply with Nasdaq’s minimum bid price requirement. In accordance with Nasdaq rules, we have 180 calendar days, or until September 10, 2024 (the “Compliance Period”), to regain compliance with the minimum bid price requirement. If we fail to regain compliance by September 10, 2024, we may be eligible for a second 180 calendar day compliance period. We can regain compliance at any time during the Compliance Period if our common stock has a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (unless the staff of Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)). If the Company fails to regain compliance with Nasdaq’s minimum bid requirement in a timely manner, the delisting of our common stock would constitute a “fundamental change” under the terms of (i) the 2025 Notes and (ii) the 2030 Notes (together with the 2025 Notes, the “Convertible Notes”), whereupon holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a purchase price equal to the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. We are evaluating options for regaining compliance with the minimum bid price requirement, including by effecting a reverse stock split.
We are currently evaluating options to refinance our debt in the short term, however there can be no assurance that such financing would be available to us on favorable terms or at all. Refer to the risks described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of the risks related to our indebtedness and capital structure. Given these factors, substantial doubt exists about our ability to continue as a going concern within one year from the date that the condensed consolidated financial statements are issued.
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
Our principal uses of cash include refinancing our debt, debt service requirements, and capital expenditures for content development, capitalized technology, and property and equipment. During the three months ended March 31, 2024 and 2023, our capital asset additions were $8.7 million and $12.8 million, respectively.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Three Months Ended March 31,
	2024	2023

Net cash provided by operating activities	$72,249	$27,478
Net cash used in investing activities	(7,310)	(11,808)
Net cash used in financing activities	(827)	(89,463)
Effect of exchange rate changes on cash	(73)	501
Net increase (decrease) in cash, cash equivalents and restricted cash	$64,039	$(73,292)
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
The following sections set forth the components of our $72.2 million of cash provided by operating activities during the three months ended March 31, 2024.
Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the three months ended March 31, 2024 (in thousands):

Net loss	$(54,649)
Non-cash interest expense	3,283
Depreciation and amortization expense	24,686
Stock-based compensation expense	5,324
Non-cash lease expense	4,162
Provision for credit losses	2,873
Loss on sale of receivables	8,120
Other	284
Net loss (adjusted for non-cash charges)	$(5,917)
Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash provided by changes in operating assets and liabilities during the three months ended March 31, 2024 (in thousands):

Changes in operating assets and liabilities:
Cash provided by accounts receivable, net and other receivables, net	$38,876
Cash provided by prepaid expenses, other assets, and other liabilities, net	16,312
Cash provided by accounts payable and accrued expenses	2,395
Cash provided by deferred revenue	20,583
Net cash provided by changes in operating assets and liabilities	$78,166
From December 31, 2023 to March 31, 2024:
•Accounts receivable, net and other receivables, net decreased $38.9 million. The decrease in accounts receivable, net and other receivables, net was primarily due to the sale of certain receivables under the Factoring Agreement, partially offset by an increase of accounts receivable, net due to the timing of our Degree Program Segment clients’ academic terms.
•Prepaid expenses, other assets, and other liabilities, net decreased $16.3 million. The decrease was primarily due to the sale of non-current accounts receivable under the Factoring Agreement.
•Accounts payable and accrued expenses increased $2.4 million, primarily due to a higher accrual for marketing expense.
•Deferred revenue increased $20.6 million, primarily due to the timing of our clients’ academic terms.
Investing Activities
Our investing activities primarily consist of capital expenditures to support the overall growth of our business, strategic acquisitions, and divestitures. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the three months ended March 31, 2024, net cash used in investing activities was $7.3 million. This use of cash was driven by cash outflows of $7.1 million for the addition of amortizable intangible assets and $0.2 million for purchases of property and equipment.

Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units, and cash proceeds from the exercise of stock options.
During the three months ended March 31, 2024, net cash used in financing activities was $0.8 million. This use of cash was driven by net cash outflows of $1.4 million under the Second Amended Credit Agreement and the 2030 Notes and $0.1 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by $0.7 million from cash proceeds received from employee stock purchase plan share purchases.
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
Our Degree Program Segment derives revenue primarily from contractually specified percentages of the amounts our university clients receive from their students in 2U-enabled degree programs for tuition and fees, less credit card fees and other specified charges we have agreed to exclude in certain university contracts. Our contracts with university clients in this segment have a single performance obligation, as the promises to provide a platform of tightly integrated technology and services that university clients need to attract, enroll, educate and support students are not distinct within the context of the contracts. Our contracts to provide our entire bundle of services generally have 10 to 15 year terms and our contracts to provide services under our flexible degree model generally have terms of five years or more. The single performance obligation is delivered as the university clients receive and consume benefits, which occurs ratably over a series of academic terms. The amounts received from university clients over the term of the arrangement are variable in nature in that they are dependent upon the tuition charged and the number of students that are enrolled in the program within each academic term. These amounts are allocated to and are recognized ratably over the related academic term, defined as the period beginning on the first day of classes through the last. Revenue is recognized net of an allowance, which is established for our expected obligation to refund tuition and fees to university clients.
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
Long-Lived Assets
Amortizable Intangible Assets
Acquired Definite-lived Intangible Assets. We capitalize purchased definite-lived intangible assets, such as software, websites and domains, trade names, and amortize them on a straight-line basis over their estimated useful life. Historically, we have assessed the useful lives of these acquired intangible assets to be between three and 10 years.
Capitalized Technology. Capitalized technology includes certain purchased software and technology licenses, direct third-party costs, and internal payroll and payroll-related costs used in the creation of our internal-use software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of designing the application, coding, integrating our technology with and the university’s networks and systems, and the testing of the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these amounts are amortized using the straight-line method over the estimated useful life of the software, which is generally three to five years.

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
Other Indefinite-lived Intangible Assets
In November 2021, we acquired an indefinite-lived intangible asset, which represented the established edX trade name. We concluded that due to changes in facts and circumstances, effective July 1, 2023, the edX trade name should no longer have an indefinite useful life. We began amortizing the edX trade name on a straight-line basis over its estimated remaining useful life of 25 years. The impact of this change in accounting estimate was immaterial to our consolidated statements of operations for year ended December 31, 2023. We expect the impact to be immaterial in future periods. Refer to Note 3 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the indefinite-lived intangible asset.
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
As of March 31, 2024 and December 31, 2023, the goodwill balance was $650.0 million and $651.5 million, respectively. As of March 31, 2024 the Degree Program reporting unit and the Alternative Credential reporting unit had goodwill balances of $192.5 million and $457.5 million, respectively. It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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

	Three Months Ended March 31,
	2024	2023

Degree Program Segment
FCE enrollments	44,693	55,491
Average revenue per FCE enrollment	$2,496	$2,532
Alternative Credential Segment
FCE enrollments	24,955	21,990
Average revenue per FCE enrollment	$3,260	$4,193
Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, performance improvement initiative implementation expense, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt modification and extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period.
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
•adjusted EBITDA (loss) does not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) the impact of changes in foreign currency exchange rates; (iii) acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations; (iv) transaction and integration costs; (v) performance improvement initiative implementation expense: (vi) restructuring-related costs; (vii) impairment charges; (viii) stockholder activism costs; (ix) certain litigation-related costs; (x) losses on debt extinguishment; (xi) interest or tax payments that may represent a reduction in cash; or (xii) the non-cash expense or the potentially dilutive impact of equity-based compensation, which has been, and we expect will continue to be, an important part of our compensation plan; and
•other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA (loss) alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net loss	$(54,649)	$(54,062)
Adjustments:
Stock-based compensation expense	5,324	14,563
Other (income) expense, net	8,404	(607)
Net interest expense	18,690	17,592
Income tax expense (benefit)	233	113
Depreciation and amortization expense	24,686	30,020
Debt modification expense and loss on debt extinguishment	—	16,735
Restructuring charges	4,727	4,875
Other*	9,880	962
Total adjustments	71,944	84,253
Adjusted EBITDA	$17,295	$30,191

*
Includes (i) transaction and integration expense of $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, (ii) litigation-related expense of $2.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, and (iii) performance improvement initiative implementation expense of $7.0 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on March 6, 2024.
Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. As of March 31, 2024, borrowings under our Second Amended Credit Agreement were $415.3 million. A hypothetical increase in interest rates by 100 basis points would result in a change to 2024 interest expense of approximately $4.2 million.
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
For the three months ended March 31, 2024 and 2023, our foreign currency translation adjustment losses were $1.7 million and $3.3 million, respectively. For the three months ended March 31, 2024 and 2023, we recognized a foreign currency exchange loss of $0.3 million and foreign currency exchange gain of $0.6 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.

The foreign exchange rate volatility of the trailing 12 months ended March 31, 2024 was 11% and 5% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended March 31, 2023 was 12% and 10% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the three months ended March 31, 2024 and 2023, however, our business could be materially affected by inflation in the future. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2024 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information required by this Item is incorporated herein by reference to Note 5 in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section of our Quarterly Report on Form 10-Q and summarized below. This risk factor summary does not contain all of the information that may be important to you, and you should read the risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section as well as elsewhere in this Quarterly Report on Form 10-Q.
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
•We are required to meet the Nasdaq Global Select Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for stockholders to sell our common stock.
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
We incurred net losses of $317.6 million, $322.2 million and $194.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, and $54.6 million and $54.1 million during the three months ended March 31, 2024 and 2023, respectively. We will need to generate and sustain increased revenue levels and/or reduce operating expenditures in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, developing new content, and on our sales and marketing efforts. Our efforts to grow our business may be more costly than we expect, and we may not be able to achieve or maintain profitability or to increase our revenue enough to offset our operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we may be unable to achieve and maintain profitability, and the value of our company and our common stock could decline significantly.
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
Any of these outcomes could harm our business and operating results. In addition, a significant portion of the purchase price of companies we have acquired and may acquire in the future may be allocated to goodwill and indefinite-lived intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make changes to our operating results based on our impairment assessment process. For example, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended June 30, 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended December 31, 2023, we recorded impairment charges of $62.8 million to goodwill. As of March 31, 2024 and December 31, 2023, our goodwill balances were $650.0 million and $651.5 million, respectively. In 2023, the Company concluded that due to changes in facts and circumstances, the edX trade name should be classified as a finite-lived intangible asset rather than an indefinite-lived asset. As of March 31, 2024 and December 31, 2023, the net carrying value of the edX trade name was $76.0 million and $76.7 million, respectively.
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
On July 28, 2022, we announced a plan to accelerate our transition to a platform company (the “2022 Strategic Realignment Plan”). The plan was designed to reorient the company around a single platform allowing us to pursue a portfolio-

based marketing strategy that drives traffic to the edX marketplace. As part of the plan, in 2022, we simplified our executive structure, reduced employee headcount, rationalized our real estate footprint and took steps to optimize our marketing spend. In furtherance of the 2022 Strategic Realignment Plan, we reduced employee headcount during the third quarter of 2023. We expect to record in the aggregate approximately $70 million to $75 million in restructuring charges associated with the 2022 Strategic Realignment Plan. The plan was substantially completed by December 31, 2022 with cash expenditures relating to the employee headcount reduction continuing through the first quarter of 2024 and cash expenditures related to real estate continuing through the duration of lease terms ranging from 1 to 7 years. In late 2023, we announced leadership changes and commenced a comprehensive performance improvement exercise aimed at, among other things, further improving profitability and optimizing our operating model. Part of this exercise includes headcount reductions associated with implementing changes to the Company’s organizational structure, as management works to align staffing levels with business priorities across functional Although we believe that the 2022 Strategic Realignment Plan and subsequent related actions will reduce overhead costs, enhance operational efficiency, and result in improved profitability, we cannot guarantee that these activities will achieve or sustain the expected benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. Risks associated with the impact of the 2022 Strategic Realignment Plan and subsequent related actions also include additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition beyond our intended reductions and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire and retain employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees and the potential negative impact on our reputation among our university clients. If we do not realize the expected benefits or synergies of the 2022 Strategic Realignment Plan and subsequent related actions, our business, financial condition, cash flows and results of operations could be negatively impacted.
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
As of March 31, 2024 and December 31, 2023, we had approximately $947.0 million and $948.4 million, respectively, of indebtedness on a consolidated basis, including $380 million of 2.25% Senior Unsecured Convertible Notes due 2025 (the “2025 Notes”) issued pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2025 Indenture”). Additionally, on January 11, 2023, we issued $147 million of 4.50% Senior Unsecured Convertible Notes due 2030 (the “2030 Notes” and together with the 2025 Notes, the “Convertible Notes”) pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2030 Indenture” and together with the 2025 Indenture, the “Indentures”), and amended, extended and paid down the Term Loan Credit and Guaranty Agreement, dated as of June 28, 2021, by entering into the Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”) reducing the amount of term loans outstanding under such instrument to $380 million and adding a revolving credit facility in an amount not to exceed $40 million. See Note 10 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The Indentures and the Second Amended Credit Agreement contain, and the agreements governing indebtedness we may incur in the future may contain, affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, the scheduled maturity date of the loans under the Second Amended Credit Agreement may be accelerated to: (i) in the case of the term loan facility, January 30, 2025 in the event more than $40 million of 2025 Notes remain outstanding on such date and (ii) in the case of the revolving facility, January 1, 2025, in the event more than $50 million of 2025 Notes remain outstanding on such date. The 2030 Indenture also restricts the ability to refinance the 2025 Notes with any debt that is secured, structurally senior or matures prior to the 2030 Notes. If the debt under the Second Amended Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, including the Convertible Notes which have cross-acceleration provisions to material debt, including the Second Amended Credit Agreement and the Convertible Notes, which could immediately materially and adversely affect our business, financial condition, and results of operations. See below also “Risk Factors – Risks Related to Our Indebtedness and Capital Structure – The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility.” Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which may adversely impact our business, financial condition, and results of operations and raises substantial doubt about our ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause customers and other business partners to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations and continue operating our business without interruption.
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
The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility and with which we may be unable to comply from time to time.
The Second Amended Credit Agreement requires us to comply with several financial covenants and other restrictive covenants, such as maintaining minimum recurring revenues, a minimum fixed charge coverage ratio, a maximum consolidated senior secured net leverage ratio and a maximum consolidated total net leverage ratio, maintaining insurance coverage, and restricting our ability to make certain investments. In addition, the 2030 Notes also contain certain covenants consistent with and that prevent us from amending or obtaining waivers for certain financial covenants in the Second Amended Credit Agreement. Compliance with these covenants may limit our ability to engage in new lines of business, make certain investments, pay dividends, or enter into various transactions.
These covenants may limit the flexibility of our operations, and lack of compliance, or inability to obtain a waiver related to those covenants, could result in a default under the Second Amended Credit Agreement. Specifically, the Second Amended Credit Agreement includes a financial covenant that requires us to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. Although as of both March 31, 2024 and December 31, 2023, we were in compliance with the covenants under the Second Amended Credit Agreement, we cannot provide any assurance that we will achieve minimum Recurring Revenues in any future periods. If we are unable to comply with this financial covenant (or any other financial covenant thereunder) and are unable to cure or obtain a waiver with respect thereto, we would be in default under the Second Amended Credit Agreement and the obligations thereunder could be accelerated, and potentially result in a cross-acceleration under the Convertible Notes, as further described below. Based on our current outlook, we believe Recurring Revenues for the four consecutive quarters ending June 30, 2024 will be less than $900 million. If such a default were to occur, the lenders would have the right to terminate their commitments to provide loans under the Second Amended Credit Agreement and declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a first priority security interest to them, which consists of substantially all our assets. If the debt under the Second Amended Credit Agreement were to be accelerated, we currently do not have sufficient cash to repay such indebtedness and we may be unable to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, including the Convertible Notes, which have cross-acceleration provisions to material debt, including the Second Amended Credit Agreement and the Convertible Notes, which would immediately materially and adversely affect our business, financial condition, and results of operations and raise substantial doubt about our ability to continue as a going concern. Additionally, the scheduled maturity date of the loans under the Second Amended Credit Agreement may be accelerated to (i) in the case of the term loan facility, January 30, 2025 in the event more than $40 million of 2025 Notes remain outstanding on such date and (ii) in the case of the revolving facility, January 1, 2025, in the event more than $50 million of 2025 Notes remain outstanding on such date. See Note 8 to the accompanying financial statements.
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
To service or refinance our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to make cash payments on and to refinance our indebtedness will depend upon our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. In order to service or refinance our indebtedness and to meet our liquidity needs we may be required to obtain additional financing and, subject to market conditions, we may seek to amend, refinance, restructure, exchange or repurchase our outstanding indebtedness and/or raise additional equity. We may seek to enter into revolving credit facilities, issue debt or equity securities or incur other indebtedness, sell assets (including businesses or business lines) or securitize receivables to meet future cash needs or to reduce our borrowing costs. Any issuance of equity or debt may be for cash or in exchange for our outstanding securities or indebtedness, or a combination thereof. Any debt we incur in the future may have terms (including interest rate, financial covenants and covenants limiting our operating flexibility) that are not favorable to us, and any such additional equity financing may dilute the economic and/or voting interests of our existing stockholders, may be preferred in right of payment to our outstanding common stock or confer other privileges to the holders. Furthermore, our failure to obtain any necessary financing, amendment, refinancing, restructuring, exchange or repurchases could have a material and adverse effect on our results of operations, cash flows, financial condition and liquidity.
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
We may need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings or enhance our platform. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance, all of which may be impacted by inflation and currency and interest rate fluctuations. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, under our Second Amended Credit Agreement, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities and raise substantial doubt about our ability to continue as a going concern. Our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity date. Although as of both March 31, 2024 and December 31, 2023, we were in compliance with the covenants under the Second Amended Credit Agreement, we cannot provide assurance that we will achieve minimum Recurring Revenues in any future periods. Based on our current outlook, we believe Recurring Revenues for the four consecutive quarters ending June 30, 2024 will be less than $900 million. If we are unable to comply with this financial covenant and are unable to cure or obtain a waiver related to this covenant, we would be in default under our term loan and revolving financing facilities and the obligations under the Second Amended Credit Agreement could accelerate Additionally, if we fail to refinance our 2025 Notes (i) prior to January 30, 2025, then the maturity on the term loan facility under the Second Amended Credit Agreement will be accelerated, and (ii) prior to January 1, 2025, then the maturity on the revolving facility under the Second Amended Credit Agreement will be accelerated. The 2030 Indenture also restricts the ability to refinance the 2025 Notes with any debt that is secured, structurally senior or matures prior to the 2030 Notes. See below also “Risk Factors – Risks Related to Our Indebtedness and Capital Structure – The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility.”
As of March 31, 2024, we had $380 million and $147.0 million outstanding under the 2025 Notes and the 2030 Notes, and $124.7 million in cash and cash equivalents. Accordingly, without additional funding, we do not expect to have sufficient funds to meet our obligations, including our upcoming maturities. Moreover, any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy or may be forced into bankruptcy or liquidation. See Note 2 to the accompanying financial statements.
We are required to meet the Nasdaq Global Select Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for stockholders to sell our common stock.
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Global Select Market or if we are unable to transfer our listing to another stock market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of our common stock of $1.00 per share. On March 14, 2024, we received a letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Minimum Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until September 10, 2024 (the “Compliance Period”) to regain compliance with the Minimum Bid Price Rule. We can regain compliance at any time during the Compliance Period if our common stock has a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The letter had no immediate effect on the listing or trading of our common stock.
In addition, pursuant to Nasdaq Listing Rule 5810(3)(A)(iii), if during any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department of Nasdaq will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). If a company receives such delisting notice, the company can request a hearing before a Nasdaq hearings panel (the “Panel”). If we receive such Staff Delisting Determination, Nasdaq may not grant our request for a hearing, or if Nasdaq grants our request for a hearing, the Panel may not grant our request for continued listing of our common stock pending compliance with all applicable listing criteria, including the Low Priced Stocks Rule, or we may be unable to timely satisfy the terms of any extension that may be granted by the Panel.
Although we continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq continued listing requirements within the allotted compliance periods, we are considering available options, including implementation of a reverse stock split, to regain compliance. On March 26, 2024, our Board has adopted and is recommending that our stockholders approve amendments to our Eighth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of our common stock at a ratio ranging from any whole number between 1-for-10 and 1-for-40, with the exact ratio within such range to be determined by the Board in its discretion (the “reverse stock split”). The Board believes that by effecting the reverse stock split could be an effective means of regaining compliance with the Minimum Bid Price Rule for continued listing of our common stock on The Nasdaq Global Select Market, which continued listing provides certain benefits such as overall credibility to an investment in the stock and increases visibility and liquidity, which could also help facilitate future financings and also help attract, retain, and motivate employees. If stockholders approve such proposal (the “Reverse Stock Split Proposal”), the Board will have the authority, but not the obligation, in its sole discretion and without further action on the part of the stockholders, to (i) elect whether to effect the reverse stock split and, if so, to determine the reverse stock split ratio from among the approved range described above and (ii) effect the reverse stock split by filing a Certificate of Amendment with the Secretary of State of the State of Delaware, and all other amendments will be abandoned. The Board’s decision as to whether and when to effect the reverse stock split will be based on a number of factors, including market conditions, the historical, existing and expected trading price of our common stock, the anticipated impact of the reverse stock split on the trading price and number of holders of our common stock, and the continued listing requirements of The Nasdaq Global Select Market. However, even if the Reverse Stock Split is implemented, we cannot make any assurances that any such split will be sufficient to revert the Company into compliance with the Minimum Bid Price Rule or that we will be able to maintain compliance with the Minimum Bid Price Rule, the Low Price Stocks Rule or any other listing rule in the future or for any extended period of time.
If we do not regain compliance within the Compliance Period, including any extensions that may be granted by the Staff, the Staff will provide notice that our common stock will be subject to delisting. We will then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on the Nasdaq Global Select Market in the future or that we will comply with the other continued listing requirements.
If our common stock is delisted by Nasdaq, it could lead to a number of negative consequences, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, a limited availability of market quotations for our common stock, the loss of federal preemption of state securities laws, decreased securities analyst coverage, a breach or default of certain of or outstanding indebtedness, and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all.
If the Company fails to regain compliance with Nasdaq’s Minimum Bid Price Rule in a timely manner, including through effecting a reverse stock split, or otherwise is subject to delisting, the delisting of our common stock would constitute a “fundamental change” and a “make-whole fundamental change” (each as defined in the applicable indenture) under the terms of the Convertible Notes. The occurrence of the fundamental change and make-whole fundamental change provides holders the right to cause the Company to repurchase their Convertible Notes at par or convert their Convertible Notes at the then applicable “make-whole” rate, in each case, if they determined not to maintain their investment the Convertible Notes. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board, OTCQB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or market. Delisting could also cause a loss of confidence from our investors, partners, vendors, suppliers and employees, which could harm our business and future prospects.
If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore shareholders may have difficulty selling their shares.
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
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(c) Information required by Item 408(a) of Regulation S-K.

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Andrew Hermalyn (President of the Degree Program Segment)	Adopt	March 8, 2024	X		50,851	February 28, 2025

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.1	December 22, 2022

10.1†	Form of Retention Bonus and Clawback Agreement.	8-K	001-36376	10.1	April 4, 2024

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

May 2, 2024	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Executive Officer

May 2, 2024	By:	/s/ Matthew J. Norden
Matthew J. Norden
Chief Financial Officer