Form 10-Q
period 2024-06-30
2U, Inc.
filed 2024-08-09
CIK 1459417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36376

2U, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-2335939
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

7900 Harkins Road	Lanham,	MD	20706
(Address of Principal Executive Offices)			(Zip Code)
(301) 892-4350
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)*	Name of each exchange on which registered

Common stock, $0.001 par value per share	TWOU	The Nasdaq Global Select Market

* On August 7, 2024, the registrant’s common stock was suspended from trading on The Nasdaq Global Select Market and trades in the registrant’s common stock began being quoted on the OTC Pink Market under the symbol “TWOUQ.” The Nasdaq Stock Market LLC will file a Form 25-NSE to delist the registrant’s common stock and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of August 7, 2024, there were 2,858,478 shares of the registrant’s common stock, par value $0.001 per share, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective on June 13, 2024 and began trading on a post-split adjusted basis on June 14, 2024.

CAUTIONARY STATEMENT
On July 24, 2024, 2U, Inc. (“2U”) and certain of its subsidiaries (such subsidiaries, together with 2U, the “Debtors”) entered into a Restructuring Support Agreement (the “RSA”) with certain creditors, including (i) an ad hoc group (the “Ad Hoc Noteholder Group”) and certain other holders (together, the “Consenting 2025 Noteholders”) of 2U’s 2.25% convertible senior notes due May 1, 2025 (the “2025 Notes”), issued under that certain Indenture, dated as of April 23, 2020, between 2U and Wilmington Trust, National Association, as trustee, (ii) certain members of the Ad Hoc Noteholder Group and certain other holders (together with the Consenting 2025 Noteholders, the “Consenting Noteholders”) of 2U’s 4.50% senior unsecured convertible notes due February 1, 2030 (the “2030 Notes” and, together with the 2025 Notes, the “Convertible Notes”), issued under that certain Indenture, dated as of January 11, 2023, between 2U and Wilmington Trust, National Association, as trustee (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “2030 Notes Indenture”), and (iii) an ad hoc group of certain lenders (the “Consenting Lenders” and, together with the Consenting Noteholders, the “Consenting Creditors”) under the Second Amended Credit Agreement (as defined below).
As set forth in the RSA, including in the term sheet attached thereto (the “Restructuring Term Sheet”), the parties to the RSA have agreed to the principal terms of a proposed financial restructuring of the Debtors (the “Transaction”). Pursuant to the RSA, on July 24, 2024, the Debtors commenced solicitation of votes on its prepackaged joint plan of reorganization (the “Plan”) and on July 25, 2024 (the “Petition Date”), the Debtors commenced voluntary cases (collectively, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) providing for a court-administered reorganization pursuant to the Plan.
The RSA contemplates a comprehensive restructuring of the Debtors’ debt obligations and capital structure and a recapitalization of the Debtors. Specifically, the RSA and the Restructuring Term Sheet provide, in pertinent part, as follows:
•The unsecured notes claims held by the holders of the Convertible Notes will be deemed satisfied by the issuance of 100% of the new common equity interests (“New Common Interests”) of the reorganized 2U (the “Reorganized Company”), subject to dilution by the Equity Rights Offering (as defined below) and the Management Incentive Plan (as defined below).
•The Company will offer to all holders of the Convertible Notes rights to purchase their pro rata share of New Common Interests for an aggregate amount of not less than $46.5 million (the “Equity Rights Offering”), subject to dilution by the Management Incentive Plan, which will be used to fund certain obligations under the Plan (including a partial paydown of the loans under the Second Amended Credit Agreement).
•The Consenting Noteholders have committed to provide the DIP Facility (as defined below).
•The Consenting Noteholders have committed to provide a secured second lien exit term loan facility pursuant to an exit credit agreement (the “Junior Exit Credit Agreement”).
•The Consenting Lenders have committed to amend and restate the Second Amended Credit Agreement to provide for, among other things, a new maturity date for the borrowings thereunder of the date that is 27 months following the effective date of the Plan (the “Amended and Restated Credit Agreement”).
•The adoption, effective as of emergence from bankruptcy, of a management incentive plan (the “Management Incentive Plan”) on the terms set forth in the RSA under which up to 10% of the New Common Interests outstanding on a fully diluted basis upon emergence may be issued to certain officers and directors of the Reorganized Company.
•Under the Plan, certain classes of claims will receive the following treatment:
•administrative expense claims, priority tax claims, other priority claims, and other secured claims will be paid in full (or receive such other treatment rendering such claims unimpaired);
•each holder of claims under the DIP Facility will receive either (i) its pro rata share of loans under the Junior Exit Credit Agreement or (ii) such other treatment agreed upon in writing;
•each holder of first lien claims will receive its pro rata share of loans under the Amended and Restated Credit Agreement;
•each holder of unsecured notes claims will receive its pro rata share of 100% of the New Common Interests (subject to dilution by the Equity Rights Offering and the Management Incentive Plan) and the right to participate pro rata in the Equity Rights Offering;

•intercompany claims and intercompany interests will be reinstated or set off, settled, distributed, contributed, merged, canceled, or released; and
•existing equity interests and subordinated claims will be cancelled, released, extinguished, and of no further force or effect.
Following the effective date of the Plan and consummation of the transactions contemplated thereby, 2U has agreed to terminate its reporting obligations under the Securities Exchange Act of 1934, as amended, and intends to continue as a private company.
Additional information about the Chapter 11 Cases may be found at no charge by visiting the website maintained by the Debtors' claims and noticing Agent, Epiq Corporate Restructuring, LLC, at https://dm.epiq11.com/2U.
Substantial doubt about 2U’s ability to continue as a going concern exists in light of its Chapter 11 Cases. 2U’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to approval by the Bankruptcy Court, consummate the Transaction, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Transaction to meet its obligations and operating needs.
There are a number of risks and uncertainties associated with bankruptcy proceedings in general, including the Debtors’ bankruptcy proceedings. These include, among other things that (a) the Plan may never be confirmed or become effective, (b) the RSA may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to 2U and its subsidiaries, and (d) in certain circumstances the Chapter 11 Cases may be converted into cases under chapter 7 of the Bankruptcy Code.
The Transaction is subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the Transaction will be consummated on the expected terms, if at all. As a result, 2U has concluded that management’s plans at this stage do not alleviate substantial doubt about 2U’s ability to continue as a going concern.
2U expects that its stockholders will not receive any recovery from the bankruptcy proceedings. 2U also cannot assure that any recovery will be made available to its creditors as a result of the bankruptcy process. As a result, 2U expects that its securities, including its currently outstanding shares of common stock, will be highly speculative during the pendency of the Chapter 11 Cases and will pose substantial risks. 2U expects that holders of shares of 2U’s common stock could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases. Additionally, while 2U has recently regained compliance with the minimum bid price requirements of The Nasdaq Stock Market LLC (“Nasdaq”), on July 29, 2024, 2U was notified by Nasdaq that it had determined to delist 2U’s common stock pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1 as a result of the commencement of the Chapter 11 Cases. 2U does not intend to appeal this determination. Trading of 2U’s common stock was suspended at the opening of business on August 7, 2024, and a Form 25-NSE will be filed with the U.S. Securities and Exchange Commission (the “SEC”), which will remove 2U’s common stock from listing and registration on Nasdaq. Effective August 7, 2024, 2U’s common stock began being quoted on the OTC Pink Market operated by OTC Markets Group Company under the symbol “TWOUQ.” Accordingly, 2U urges extreme caution with respect to existing and future investments in its common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to substantial risks and uncertainties. All statements, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•the effects of the Chapter 11 Cases on our company and our company’s relationship with its various constituents, including colleges and universities, faculty, students, regulatory agencies, employees and other third parties;
•our ability to develop and implement the Plan and whether that Plan will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general;
•the length of time we will operate under the Chapter 11 Cases;
•the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies that we may employ to address our liquidity and capital resources, achieve our stated goals, and continue as a going concern;
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
•the impact of our common stock being delisted from the Nasdaq Global Select Market;
•our ability to service our substantial indebtedness and comply with any events of default as a result of the Chapter 11 Cases, including the event of default that occurred under the Debt Instruments (as defined below);
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
•the expected impact of our 2022 Strategic Realignment Plan and similar performance improvement initiatives and the estimated savings and amounts expected to be incurred in connection therewith;
•the impact of any natural disasters or public health emergencies, such as the coronavirus disease 2019 (“COVID-19”) pandemic; and
•other factors beyond our control.
You should refer to the risks described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, and our other filings with the SEC for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

2U, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,621	$60,689
Restricted cash	12,268	12,710
Accounts receivable, net	71,338	115,944
Other receivables, net	23,819	28,293
Prepaid expenses and other assets	34,812	33,828
Total current assets	164,858	251,464
Other receivables, net, non-current	15,347	12,507
Property and equipment, net	33,800	40,233
Right-of-use assets	55,324	63,986
Goodwill	311,884	651,498
Intangible assets, net	293,653	371,198
Other assets, non-current	49,448	68,797
Total assets	$924,314	$1,459,683
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$73,186	$103,378
Deferred revenue	83,781	81,949
Lease liability	13,765	15,158
Accrued restructuring liability	6,926	14,506
Long-term debt, current	908,298	8,215
Other current liabilities	36,891	36,133
Total current liabilities	1,122,847	259,339
Long-term debt	—	896,514
Deferred tax liabilities, net	314	323
Lease liability, non-current	77,248	83,297
Other liabilities, non-current	1,116	1,165
Total liabilities	1,201,525	1,240,638
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,805,301 shares issued and outstanding as of June 30, 2024; 2,741,980 shares issued and outstanding as of December 31, 2023	3	3
Additional paid-in capital	1,752,110	1,741,737
Accumulated deficit	(2,004,668)	(1,497,579)
Accumulated other comprehensive loss	(24,656)	(25,116)
Total stockholders’ equity	(277,211)	219,045
Total liabilities and stockholders’ equity	$924,314	$1,459,683
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$180,683	$222,089	$379,060	$460,593
Costs and expenses
Curriculum and teaching	29,634	34,102	60,686	66,942
Servicing and support	22,719	33,585	48,230	69,694
Technology and content development	32,062	44,250	67,057	89,734
Marketing and sales	81,768	95,882	171,480	196,057
General and administrative	41,985	32,657	81,687	71,907
Restructuring charges	8,406	3,622	13,133	8,497
Impairment charges	396,149	134,117	396,149	134,117
Total costs and expenses	612,723	378,215	838,422	636,948
Loss from operations	(432,040)	(156,126)	(459,362)	(176,355)
Interest income	364	371	941	736
Interest expense	(19,376)	(17,916)	(38,643)	(35,873)
Debt modification expense and loss on debt extinguishment	—	—	—	(16,735)
Other (expense) income, net	(1,428)	227	(9,832)	834
Loss before income taxes	(452,480)	(173,444)	(506,896)	(227,393)
Income tax benefit (expense)	40	(210)	(193)	(323)
Net loss	$(452,440)	$(173,654)	$(507,089)	$(227,716)
Net loss per share, basic and diluted (1)	$(161.30)	$(64.66)	$(181.54)	$(85.45)
Weighted-average shares of common stock outstanding, basic and diluted (1)	2,804,924	2,685,645	2,793,262	2,664,889
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0 for all periods presented	2,151	(4,001)	460	(7,304)
Comprehensive loss	$(450,289)	$(177,655)	$(506,629)	$(235,020)

(1)	Amounts have been adjusted to reflect the Reverse Stock Split that became effective on June 13, 2024. Refer to Note 2 for further information about the Reverse Stock Split.
See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock(1)		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	2,741,980	$3	$1,741,737	$(1,497,579)	$(25,116)	$219,045
Issuance of common stock in connection with employee stock purchase plan	20,756	—	661	—	—	661
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	25,404	—	(112)	—	—	(112)
Stock-based compensation expense	—	—	5,324	—	—	5,324
Net loss	—	—	—	(54,649)	—	(54,649)
Foreign currency translation adjustment	—	—	—	—	(1,691)	(1,691)
Balance, March 31, 2024	2,788,140	3	1,747,610	(1,552,228)	(26,807)	168,578
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	17,161	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	4,511	—	—	4,511
Net loss	—	—	—	(452,440)	—	(452,440)
Foreign currency translation adjustment	—	—	—	—	2,151	2,151
Balance, June 30, 2024	2,805,301	$3	$1,752,110	$(2,004,668)	$(24,656)	$(277,211)

(1)	Amounts have been adjusted to reflect the Reverse Stock Split that became effective on June 13, 2024. Refer to Note 2 for further information about the Reverse Stock Split.

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share amounts)

	Common Stock(1)		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	2,611,753	$3	$1,700,930	$(1,179,972)	$(19,445)	$501,516
Issuance of common stock in connection with employee stock purchase plan	6,697	—	1,177	—	—	1,177
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	34,701	—	(361)	—	—	(361)
Exercise of stock options	570	—	110	—	—	110
Stock-based compensation expense	—	—	14,563	—	—	14,563
Net loss	—	—	—	(54,062)	—	(54,062)
Foreign currency translation adjustment	—	—	—	—	(3,303)	(3,303)
Balance, March 31, 2023	2,653,721	3	1,716,419	(1,234,034)	(22,748)	459,640
Issuance of common stock in connection with employee stock purchase plan	8,304	—	925	—	—	925
Issuance of common stock in connection with settlement of restricted stock units, net of withholdings	36,659	—	(375)	—	—	(375)
Stock-based compensation expense	—	—	10,983	—	—	10,983
Net loss	—	—	—	(173,654)	—	(173,654)
Foreign currency translation adjustment	—	—	—	—	(4,001)	(4,001)
Balance, June 30, 2023	2,698,684	$3	$1,727,952	$(1,407,688)	$(26,749)	$293,518

(1)	Amounts have been adjusted to reflect the Reverse Stock Split that became effective on June 13, 2024. Refer to Note 2 for further information about the Reverse Stock Split.

See accompanying notes to condensed consolidated financial statements.

2U, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(507,089)	$(227,716)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense	6,159	6,818
Depreciation and amortization expense	49,572	57,348
Stock-based compensation expense	9,835	25,546
Non-cash lease expense	8,313	8,804
Restructuring	—	(13)
Impairment charges	396,149	134,117
Provision for credit losses	2,368	4,245
Loss on debt extinguishment	—	12,123
Loss on sale of receivables	8,120	—
Other	1,713	(787)
Changes in operating assets and liabilities:
Accounts receivable, net	34,510	(26,968)
Other receivables, net	577	723
Prepaid expenses and other assets	17,977	4,358
Accounts payable and accrued expenses	(38,659)	5,014
Deferred revenue	1,986	16,736
Other liabilities, net	(11,456)	(19,166)
Net cash (used in) provided by operating activities	(19,925)	1,182
Cash flows from investing activities
Additions of amortizable intangible assets	(15,243)	(23,027)
Purchases of property and equipment	(465)	(2,105)
Advances repaid by university clients	—	100
Net cash used in investing activities	(15,708)	(25,032)
Cash flows from financing activities
Proceeds from debt	—	269,223
Payments on debt	(2,488)	(352,533)
Prepayment premium on extinguishment of senior secured term loan facility	—	(5,666)
Payment of debt issuance costs	—	(4,411)
Tax withholding payments associated with settlement of restricted stock units	(123)	(736)
Proceeds from exercise of stock options	—	110
Proceeds from employee stock purchase plan share purchases	661	2,102
Net cash used in financing activities	(1,950)	(91,911)
Effect of exchange rate changes on cash	(927)	(118)
Net decrease in cash, cash equivalents and restricted cash	(38,510)	(115,879)
Cash, cash equivalents and restricted cash, beginning of period	73,399	182,578
Cash, cash equivalents and restricted cash, end of period	$34,889	$66,699
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
The Company provides 89 million people worldwide with access to world-class education in partnership with 260 top-ranked global universities and other leading organizations. Through edX, its education consumer marketplace, the Company offers more than 4,700 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, professional certificates as well as undergraduate and graduate degree programs.
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
2.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the assets, liabilities, results of operations and cash flows of the Company have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by U.S. GAAP have been condensed or omitted. The Company believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2024 and 2023 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of December 31, 2023 was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP on an annual reporting basis. As further discussed in the Reverse Stock Split section below, all per share amounts and common share amounts have been adjusted on a retrospective basis to reflect the Reverse Stock Split (as defined below).

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
As disclosed in Note 15, on July 24, 2024, the Debtors entered into the RSA with certain creditors, including (i) the Consenting Noteholders comprising certain holders of the 2025 Notes, (ii) the Consenting Noteholders comprising certain holders of the 2030 Notes, and (iii) the Consenting Lenders comprising certain lenders under the Second Amended Credit Agreement. As set forth in the RSA, including in the Restructuring Term Sheet, the parties to the RSA have agreed to the principal terms of a proposed financial restructuring of the Debtors. Pursuant to the RSA, on July 24, 2024, the Debtors commenced solicitation of votes on its Plan, and on July 25, 2024, the Debtors commenced voluntary cases under the Bankruptcy Code in the Bankruptcy Court providing for a court-administered reorganization pursuant to the Plan. The Debtors expect to continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The filing of the Chapter 11 Cases constituted an event of default under the 2025 Notes Indenture, the 2030 Notes Indenture, and the Second Amended Credit Agreement (the “Debt Instruments”) that accelerated obligations under the Debt Instruments. The amount outstanding under each Debt Instrument as of the Petition Date was: approximately $380.0 million of borrowings (plus any accrued but unpaid interest in respect thereof) under the 2025 Notes Indenture; approximately $147.0 million of borrowings (plus any accrued but unpaid interest in respect thereof) under the 2030 Notes Indenture; and approximately $414.3 million of borrowings (plus any accrued but unpaid interest in respect thereof) under the Second Amended Credit Agreement. The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. Pursuant to the RSA, the Consenting Lenders have committed to amend and restate the Second Amended Credit Agreement to provide for, among other things, (i) a revised covenant package that does not require that the Company achieve a minimum level of Recurring Revenue and (ii) an extended maturity date for the borrowings thereunder that is 27 months following the effective date of the Plan.
In addition, the Second Amended Credit Agreement also contains a financial covenant that requires the Company to maintain at least $900 million of Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. The Recurring Revenue for the four consecutive quarters ending June 30, 2024 was less than $900 million and accordingly the Company was not in compliance with this covenant under the Second Amended Credit Agreement. Although failure to comply with this financial covenant without being able to cure or otherwise obtain a waiver could cause the obligations under the Second Amended Credit Agreement to accelerate, any efforts to enforce such acceleration under the Second Amended Credit Agreement is automatically stayed as a result of the Chapter 11 Cases and the lenders’ rights of enforcement in respect of the Second Amended Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.
In light of the foregoing, substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date that the condensed consolidated financial statements are issued. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to approval by the Bankruptcy Court, implement the Transaction, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Transaction to meet its obligations and operating needs. The Transaction contemplated by the RSA, including the Restructuring Term Sheet, is subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated on the expected terms, if at all.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
Nasdaq Listing Status
On March 14, 2024, the Company received a written notification from Nasdaq that it had failed to comply with Nasdaq’s minimum bid price requirement. In accordance with Nasdaq rules, the Company had a period of 180 calendar days, or until September 10, 2024 to regain compliance with the minimum bid price requirement. As part of the Company’s efforts to regain compliance with Nasdaq’s minimum bid price requirement, the Company effected a 1-for-30 reverse stock split on June 13, 2024 and the Company’s common stock began trading on a post-split adjusted basis on June 14, 2024. See below for a discussion of the Reverse Stock Split.
On July 1, 2024, the Company received a written notification from Nasdaq that for the prior 10 consecutive business days, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company regained compliance with the minimum bid price requirement.
On July 29, 2024, the Company was notified by Nasdaq that it had determined to delist the Company’s common stock pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM‑5101-1 as a result of the commencement of the Chapter 11 Cases. The Company does not intend to appeal this determination. Trading of the Company’s common stock was suspended at the opening of business on August 7, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s common stock from listing and registration on Nasdaq. Effective August 7, 2024, the Company’s common stock began being quoted on the OTC Pink Market operated by OTC Markets Group Company under the symbol “TWOUQ”.
Reverse Stock Split
On May 20, 2024, the Company’s stockholders voted to approve amendments to the Company’s Eighth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, at a ratio ranging from any whole number between 1-for-10 and 1-for-40, with the exact ratio within such range to be determined by the Company’s Board of Directors (the “Board”) in its discretion, subject to the Board’s authority to abandon such amendments.
On June 5, 2024, the Board approved the amendment to the Certificate of Incorporation effecting the reverse stock split at a ratio of 1-for-30 (the “Reverse Stock Split”). On June 13, 2024, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on June 13, 2024 and trading on the Nasdaq Global Select Market on a post-split basis began on June 14, 2024. Following the Reverse Stock Split, the number of authorized shares of the Company’s common stock remained at 200,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of common stock from 82,260,619 to 2,741,980 as of December 31, 2023. The par value of the Company’s common stock remained at $0.001.
The Company’s stockholders’ equity, in the aggregate, remained unchanged following the Reverse Stock Split. Per share net loss increased because there were fewer shares of the Company’s common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the Reverse Stock Split. No fractional shares were issued in conjunction with the Reverse Stock Split. Instead, stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted for the Reverse Stock Split) on the Nasdaq Global Select Market on June 13, 2024. These cash payments were immaterial to the Company’s condensed consolidated financial statements. The Reverse Stock Split impacted all stockholders uniformly and did not affect any stockholder’s percentage of ownership or proportionate voting power other than very minor impacts from the treatment of fractional shares.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Significant items subject to such estimates include, but are not limited to, the measurement of provisions for credit losses, implied price concessions, acquired intangible assets, the recoverability of goodwill, indefinite-lived intangible assets and long-

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

lived assets, deferred tax assets, and the fair value of the convertible senior notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
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
The Company has financial instruments, including cash deposits, receivables, accounts payable and debt. The carrying values for such financial instruments, other than the Company’s convertible senior notes, each approximated their fair values as of June 30, 2024 and December 31, 2023. Refer to Note 8 for more information regarding the Company’s convertible senior notes.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Long-lived Assets
The Company reviews long-lived assets, which consist of property and equipment, capitalized technology, capitalized content development and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to assess the recoverability of the capitalized technology and content development, the amounts are grouped by the lowest level of independent cash flows. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value (discounted cash flow) of the asset or asset group. The Company’s impairment analysis is based upon cumulative results and forecasted performance. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, estimates of future cash flows, and discount rates and royalty rates used to determine fair values.
During the three and six months ended June 30, 2024, the Company recorded impairment charges of $56.2 million related to intangible and other long-lived assets within the Alternative Credential Segment, of which $32.2 million related to university client relationships, $10.3 million related to capitalized technology, $5.2 million related to right-of-use assets, $4.4 million related to trade names and domain names, $2.4 million related to capitalized content development, and $1.7 million related to fixed assets. During the three and six months ended June 30, 2023, the Company did not record impairment charges related to its long-lived assets.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
During the second quarter of 2024, the Company experienced a significant decline in its market capitalization. In addition, the Company updated its long-term financial projections in connection with contingency planning related to the Chapter 11 Cases. Management deemed these factors to be triggering events related to the Company’s goodwill. The Company

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

performed a quantitative interim impairment assessment as of May 31, 2024 and determined the carrying value of its Alternative Credential reporting unit exceeded its estimated fair value. As a result, during the three and six months ended June 30, 2024, the Company recorded impairment charges of $339.9 million to goodwill. This charge is included within operating expense on the Company’s condensed consolidated statements of operations. The estimated fair value of the Degree Program reporting unit exceeded its carrying value by more than 10%.
It is possible that future changes in circumstances or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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
In January 2023, the Company issued the 2030 Notes in an aggregate principal amount of $147.0 million in a private offering. Refer to Note 8 for more information regarding the 2030 Notes.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	Balance as of December 31, 2023	Impairment Charges*	Foreign Currency Translation Adjustments	Balance as of June 30, 2024

	(in thousands)
Degree Program Segment
Gross goodwill	$192,459	$—	$—	$192,459
Accumulated impairments	—	—	—	—
Net goodwill	192,459	—	—	192,459

Alternative Credential Segment
Gross goodwill	$687,880	$—	$314	$688,194
Accumulated impairments	(228,841)	(339,928)	—	(568,769)
Net goodwill	459,039	(339,928)	314	119,425

Total
Gross goodwill	$880,339	$—	$314	$880,653
Accumulated impairments	(228,841)	(339,928)	—	(568,769)
Net goodwill	$651,498	$(339,928)	$314	$311,884

*	Refer to Note 2 for further information about the goodwill impairment charges.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the components of intangible assets, net on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

		June 30, 2024			December 31, 2023
	Estimated Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization and Impairments*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount

		(in thousands)
Capitalized technology	3-5	$244,002	$(173,765)	$70,237	$245,867	$(159,155)	$86,712
Capitalized content development	4-5	228,337	(182,199)	46,138	233,592	(176,374)	57,218
University client relationships	9-10	176,677	(86,036)	90,641	208,823	(75,849)	132,974
Enterprise client relationships	10	14,300	(3,754)	10,546	14,300	(3,039)	11,261
Trade names and domain names*	5-25	278,072	(201,981)	76,091	284,810	(201,777)	83,033
Total intangible assets		$941,388	$(647,735)	$293,653	$987,392	$(616,194)	$371,198

*
During the three and six months ended June 30, 2024, the Company recorded impairment charges of $10.3 million to capitalized technology, $2.4 million to capitalized content development, $32.2 million to university client relationships, and $4.4 million to trade names and domain names.

**
The Company concluded that due to changes in facts and circumstances, the edX trade name, which was classified as indefinite-lived as of June 30, 2023, is now finite-lived. In the third quarter of 2023, the Company began amortizing the trade name on a straight-line basis over its estimated useful life. The gross carrying amount of the edX trade name was $255.0 million as of both June 30, 2024 and December 31, 2023. Accumulated amortization and impairments include $181.1 million and $176.7 million of impairment charges related to the edX trade name as June 30, 2024 and December 31, 2023, respectively. Refer to Note 2 for further information about these impairment charges.

The amounts presented in the table above include $39.4 million and $43.4 million of in-process capitalized technology and content development as of June 30, 2024 and December 31, 2023, respectively.
The Company recorded amortization expense related to amortizable intangible assets of $22.3 million and $24.7 million for the three months ended June 30, 2024 and 2023, respectively, and $44.4 million and $51.9 million for the six months ended June 30, 2024 and 2023, respectively.
The following table presents the estimated future amortization expense of the Company’s amortizable intangible assets placed in service as of June 30, 2024.

Future Amortization Expense
(in thousands)
Remainder of 2024	$30,641
2025	52,452
2026	38,076
2027	26,542
2028	19,766
Thereafter	86,813
Total	$254,290

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4.    Other Balance Sheet Details
Prepaid Expenses and Other Assets
As of June 30, 2024 and December 31, 2023, the Company had balances of $23.1 million and $19.8 million, respectively, of prepaid assets within prepaid expenses and other assets on the condensed consolidated balance sheets.
Other Assets, Non-current
As of June 30, 2024 and December 31, 2023, the Company had balances of $13.8 million and $13.6 million, respectively, of deferred expenses incurred to integrate the software associated with its cloud computing arrangements, within other assets, non-current on the condensed consolidated balance sheets. Such expenses are subject to amortization over the remaining contractual term of the associated cloud computing arrangement, with a useful life of between three to five years. The Company incurred such amortization expense of $1.3 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.
Accounts Payable and Accrued Expenses
The following table presents the components of accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2024	December 31, 2023

	(in thousands)
Accrued university and instructional staff compensation	$23,769	$28,339
Accrued marketing expenses	9,212	19,652
Accrued compensation and related benefits	6,835	9,870
Accounts payable and other accrued expenses	33,370	45,517
Total accounts payable and accrued expenses	$73,186	$103,378
Other Current Liabilities
As of June 30, 2024 and December 31, 2023, the Company had balances of $12.6 million and $10.5 million, respectively, within other current liabilities on the condensed consolidated balance sheets, which represent proceeds received from students enrolled in certain of the Company’s alternative credential offerings that are payable to an associated university client. As of June 30, 2024 and December 31, 2023, the Company had accrued interest balances of $13.5 million and $13.6 million, respectively, within other current liabilities on the condensed consolidated balance sheets.
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
2U, Inc., et al. v. Cardona, et al.
On April 4, 2023, the Company filed a lawsuit on behalf of itself and its South African subsidiary, Get Educated International Proprietary Ltd., against the Department of Education (the “Department”) and Secretary of Education Miguel Cardona. The suit challenges a Dear Colleague Letter issued by the Department that would treat the Company and other Online

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Program Managers (OPMs) as highly regulated “Third-Party Servicers” for purposes of the Higher Education Act (“HEA”). The Company contends that the Department has exceeded its authority by seeking to expand the definition of “Third-Party Servicer” contained in the HEA, 20 U.S.C. § 1088(c), as well as in the Department’s regulations and longstanding guidance documents. The Company also argues that the Department violated both the HEA and the Administrative Procedure Act in issuing its new understanding of Third-Party Servicer without following required rulemaking procedures. The case is now pending in the District of D.C., under case number 1:23-cv-00925. On April 7, 2023, the Company filed a motion for a stay and preliminary injunction to block the new Dear Colleague Letter to take effect as planned on September 1, 2023. On April 11, 2023, the Department announced that it would suspend the September 1, 2023 effective date and consider changes to the Dear Colleague Letter. The Department indicated that when it finalizes an updated version of the Dear Colleague Letter, the updated version will not go into effect for at least six months, to give regulated entities sufficient time to comply. Given these developments, the Company withdrew its motion for a stay and preliminary injunction and the court stayed the litigation pending the release of the finalized Dear Colleague Letter. On June 17, 2024, the parties filed a joint status report to the court, in which the government indicated that it was still in the process of developing an updated guidance, and that it did not anticipate issuing an updated guidance in the next 90 days. The Company believes that it has a meritorious claim and intends to vigorously pursue its challenge against the Department if the Department continues seeking to treat the Company as a Third-Party Servicer. Due to the complex nature of the legal issues involved, the outcome of this matter is not presently determinable.
Francis v. 2U, Inc. et al; Privacy Class Action
On October 10, 2023, plaintiff Chad Francis filed a putative class action against the Company and edX LLC in the United States District Court for the District of Massachusetts, alleging violations of the federal Video Privacy Protection Act. The plaintiff, who seeks to represent a class of individuals who viewed a video on edX while they had a Facebook account, alleges that 2U and edX disclosed his personal viewing information to Facebook without his consent. Plaintiff seeks damages of $2,500 for each violation, punitive damages, injunctive relief and attorney fees. On December 15, 2023, the Company and edX filed a motion to dismiss the complaint for failure to state a claim. The plaintiff filed a response on February 12, 2024, and the Company and edX filed a reply on March 13, 2024. While the motion to dismiss was pending before the Court, the Company and edX filed a Suggestion of Bankruptcy notifying the court of the recently filed Chapter 11 Cases. Upon the filing of the Suggestion of Bankruptcy notice, the court dismissed the action without prejudice. The court’s order further states that either party may bring a motion to restore the case docket, following final determination of the Chapter 11 Cases.
In re: 2U, Inc., et al. Case No. 24-11279 (MEW) (Bankr. S.D.N.Y.)
On July 25, 2024, the Debtors commenced voluntary cases under the Bankruptcy Code in the Bankruptcy Court providing for a court-administered reorganization pursuant to its prepackaged joint plan of reorganization. The Chapter 11 Cases are being jointly administered under the caption “In re: 2U, Inc., et al Case No. 24-11279 (MEW) (Bankr. S.D.N.Y.).”
Beaumont v. 2U, Inc., et al; Securities Class Action
On June 13, 2024, the Company, Christoper Paucek, Paul Lalljie, and Matt Norden were named as defendants in a putative securities class action filed in the United States District Court for the District of Maryland. The plaintiff Michael Beaumont, who seeks to represent a class of persons and entities that purchased or otherwise acquired 2U securities between February 9, 2022 and February 12, 2024, alleges that defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects, and, therefore, violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. In addition, the plaintiff alleges that Messrs. Paucek, Lallije and Norden violated Section 20(a) of the Exchange Act. The plaintiff is seeking compensatory damages against the defendants, reasonable costs and expenses incurred in the action, and further relief as the Court may deem just and proper. On July 30, 2024, 2U filed a Suggestion of Bankruptcy and Imposition of Automatic Stay pursuant to Section 362(A) of the Bankruptcy Code. The Company believes that the claims are without merit, and it intends to vigorously defend against these claims. However, due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.
De La Paz v. 2U, Inc., et al; Privacy Class Action
On April 19, 2024, plaintiff Henry De la Paz filed a putative class action against the Company and edX LLC in the United States District Court for the District of Massachusetts, alleging violations of the federal Video Privacy Protection Act. The plaintiff, who seeks to represent a class of individuals who viewed a video on the edX mobile application, alleges that 2U and edX disclosed his personal viewing information to third parties. Plaintiff seeks damages of $2,500 for each violation, punitive

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

damages, injunctive relief and attorney fees. On July 26, 2024, the Company and edX filed a Suggestion of Bankruptcy notifying the court of the recently filed voluntary petitions. Upon the filing of the Suggestion of Bankruptcy notice, the court dismissed the action without prejudice. The court’s order further states that either party may bring a motion to restore the case docket, following final determination of all bankruptcy proceedings.
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
Future Minimum Payments to University Clients
Pursuant to certain of the Company’s contracts in the Degree Program Segment, the Company has made, or is obligated to make, payments to university clients in exchange for contract extensions and various marketing and other rights. The following table presents the estimated future minimum payments due to university clients as of June 30, 2024.

Future Minimum Payments
(in thousands)
Remainder of 2024	$1,600
2025	3,500
2026	3,500
2027	3,500
2028	3,500
Thereafter	—
Total future minimum payments to university clients	$15,600
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
Restructuring charges related to the 2022 Strategic Realignment Plan were $2.7 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $5.5 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company incurred cumulative restructuring charges of $61.2 million related to the 2022 Strategic Realignment Plan. The Company anticipates that it will incur aggregate restructuring charges associated with

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the 2022 Strategic Realignment Plan of approximately $70 million to $75 million. The majority of the estimated remaining restructuring charges relate to leased facilities and will be recognized as expense over the remaining lease terms, ranging from 1 to 7 years. On July 25, 2024, the Company took steps to reject several operating leases in connection with the Chapter 11
Cases. The Bankruptcy Court will assess these motions at a hearing scheduled for September 6, 2024.
In late 2023, the Company announced leadership changes and commenced a comprehensive performance improvement exercise aimed at, among other things, further improving its profitability and optimizing its operating model and balance sheet. Part of this exercise includes headcount reductions associated with implementing changes to the Company’s organizational structure, as management works to align staffing levels with business priorities across functional areas. During the second quarter of 2024, the Company further reduced its occupancy in its Lanham, Maryland office.
The following tables present restructuring charges by reportable segment on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment
	(in thousands)

Leadership and organizational structure changes
Severance and severance-related costs	$3,951	$—	$—	$—
Lease and lease-related charges	1,398	—	—	—
	5,349	—	—	—

2022 Strategic Realignment Plan
Severance and severance-related costs	—	—	—	—
Lease and lease-related charges	1,956	717	2,129	682
Professional and other fees relating to restructuring activities	—	—	404	—
Other*	—	—	13	—
	1,956	717	2,546	682

Other restructuring charges**	384	—	373	21
Total restructuring charges	$7,689	$717	$2,919	$703

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Degree Program Segment	Alternative Credential Segment	Degree Program Segment	Alternative Credential Segment
	(in thousands)

Leadership and organizational structure changes
Severance and severance-related costs	$5,091	$308	$—	$—
Lease and lease-related charges	1,398	—	—	—
	6,489	308	—	—

2022 Strategic Realignment Plan
Severance and severance-related costs	—	—	1,231	—
Lease and lease-related charges	3,967	1,459	4,272	1,441
Professional and other fees relating to restructuring activities	—	119	744	—
Other*	—	—	26	—
	3,967	1,578	6,273	1,441

Other restructuring charges**	791	—	753	30
Total restructuring charges	$11,247	$1,886	$7,026	$1,471

*	Includes the acceleration of certain technology and content development costs.
**	Includes severance and severance-related costs and lease-related charges.
Summary of Accrued Restructuring Liability
The following table presents the additions and adjustments to the accrued restructuring liability on the Company’s condensed consolidated balance sheets for the periods indicated.

	Balance as of December 31, 2023	Additional Costs	Cash Payments	Balance as of June 30, 2024

	(in thousands)
Leadership and organizational structure changes
Severance and severance-related costs	$9,779	$5,025	$(8,907)	$5,897

2022 Strategic Realignment Plan
Severance and severance-related costs	4,093	107	(3,595)	605
Professional and other fees relating to restructuring activities	363	191	(558)	(4)
Lease and lease-related charges	28	7,614	(7,214)	428

Other severance and severance-related costs	243	—	(243)	—
Total restructuring	$14,506	$12,937	$(20,517)	$6,926

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7.    Leases
The Company leases facilities under non-cancellable operating leases primarily in the United States, South Africa, and the United Kingdom. The Company’s operating leases have remaining lease terms of between less than one to 10 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. These options to extend the terms of the Company’s operating leases were not deemed to be reasonably certain of exercise as of lease commencement and are therefore not included in the determination of their respective non-cancellable lease terms. The future lease payments due under non-cancellable operating lease arrangements contain fixed rent increases over the term of the lease. On July 25, 2024, the Company took steps to reject several operating leases in connection with the Chapter 11 Cases. The Bankruptcy Court will assess these motions at a hearing scheduled for September 6, 2024.
The following table presents the components of lease expense on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Operating lease expense	$4,158	$4,346	$8,326	$8,803
Short-term lease expense	39	35	82	69
Variable lease expense	2,242	1,362	4,172	3,269
Sublease income	(611)	(481)	(1,247)	(908)
Total lease expense	$5,828	$5,262	$11,333	$11,233
As of June 30, 2024, for the Company’s operating leases, the weighted-average remaining lease term was 5.9 years and the weighted-average discount rate was 10.8%. For the six months ended June 30, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $12.3 million and $12.1 million, respectively. There were no lease liabilities arising from obtaining right-of-use assets for each of the six months ended June 30, 2024 and 2023.
The following table presents the maturities of the Company’s operating lease liabilities as of the date indicated, and excludes the impact of future sublease income totaling $3.6 million in aggregate.

June 30, 2024
(in thousands)
Remainder of 2024	$12,016
2025	20,549
2026	21,107
2027	21,688
2028	17,214
Thereafter	33,051
Total lease payments	125,625
Less: imputed interest	(34,612)
Total lease liability	$91,013

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
8.    Debt
The following table presents the components of outstanding long-term debt on the Company’s condensed consolidated balance sheets as of each of the dates indicated.

	June 30, 2024	December 31, 2023

	(in thousands)
Term loan facilities	$374,300	$376,200
Revolving facility	40,000	40,000
Convertible senior notes	527,000	527,000
Deferred government grant obligations	3,500	3,500
Other borrowings	1,111	1,699
Less: unamortized debt discount and issuance costs	(37,613)	(43,670)
Total debt	908,298	904,729
Less: current portion of long-term debt	(908,298)	(8,215)
Total long-term debt	$—	$896,514
The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate the market rates, other than the 2025 Notes, which had an estimated fair value of $205.2 million and $191.7 million as of June 30, 2024 and December 31, 2023, respectively, and the 2030 Notes, which had an estimated fair value of $48.5 million and $55.0 million as of June 30, 2024 and December 31, 2023, respectively. Each of the Company’s long-term debt instruments were classified as Level 2 within the fair value hierarchy.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Term Loan Credit and Guaranty Agreement
On January 9, 2023, the Company entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”), which amended the Company’s existing term loan facilities, previously referred to as the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of the Company’s 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility to the Company in the principal amount of $40 million (the “Revolving Loan Facility”). The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the Company’s 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). As of June 30, 2024, outstanding borrowings under the Revolving Loan Facility were $40 million. In addition, our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity date. The Recurring Revenue for the four consecutive quarters ending June 30, 2024 was less than $900 million and accordingly the Company was not in compliance with the covenants under the Second Amended Credit Agreement.
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

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

If an event of default under the Second Amended Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding the applicable requisite amount of commitments and loans under the Second Amended Credit Agreement, upon notice by the administrative agent to the borrowers, the obligations under the Second Amended Credit Agreement shall become immediately due and payable. In addition, if the Credit Parties become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Second Amended Credit Agreement will automatically become immediately due and payable. The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. Refer to Note 15 for further discussion of the Chapter 11 Cases.
As of June 30, 2024 and December 31, 2023, the balance of unamortized debt discount and issuance costs related to the term loan under the Second Amended Credit Agreement was $18.2 million and $21.7 million, respectively. The associated effective interest rate for the term loan under the Second Amended Credit Agreement was approximately 14.5% and 14.4%, for the three months ended June 30, 2024 and 2023, respectively, and approximately 14.5% and 14.1%, for the six months ended June 30, 2024 and 2023, respectively. The associated interest rate for the revolving loan under the Second Amended Credit Agreement was approximately 10.8% and 10.6%, for the three months ended June 30, 2024 and 2023, respectively, and approximately 10.9% and 10.6%, for the six months ended June 30, 2024 and 2023, respectively. The associated interest expense for these facilities was approximately $14.3 million and $13.3 million for the three months ended June 30, 2024 and 2023, respectively, and $28.4 million and $26.5 million for the six months ended June 30, 2024 and 2023, respectively.
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
The 2025 Notes are governed by the 2025 Indenture. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted and contain a cross-acceleration provision tied to the acceleration of other material debt, including the Second Amended Credit Agreement and the 2030 Notes.
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
The net carrying amount of the 2025 Notes consists of the following as of each of the dates indicated:

	June 30, 2024	December 31, 2023

	(in thousands)
Principal	$380,000	$380,000
Unamortized issuance costs	(1,757)	(2,807)
Net carrying amount	$378,243	$377,193
Issuance costs are being amortized to interest expense over the contractual term of the 2025 Notes. Subsequent to the adoption of ASU 2020-06 in the first quarter of 2022, the effective interest rate used to amortize the issuance costs was 2.9%. The interest expense related to the 2025 Notes was $2.6 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, and $5.3 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively.
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
The initial conversion rate for the 2025 Notes is 35.3773 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $28.27 per share of the Company’s common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the 2025 Indenture. Following the Reverse Stock Split, the conversion rate for the 2025 Notes is 1.1792 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. In the event of the Company calling the 2025 Notes for redemption or the holders of the 2025 Notes electing to convert their 2025 Notes, the Company will determine whether to settle in cash, common stock or a combination thereof. Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time.
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
As of June 30, 2024, the conditions allowing holders of the 2025 Notes to convert had not been met and the Company has the right under the 2025 Indenture to determine the method of settlement at the time of conversion.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In connection with the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $44.34 per share. The cost of the Capped Call Transactions was approximately $50.5 million. On July 25, 2024, the Company was notified by the counterparties that, as a result of the Company’s bankruptcy filing, the counterparties had terminated the Capped Call Transactions.
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
2030 Notes
On January 11, 2023, the Company issued the 2030 Notes in an aggregate principal amount of $147.0 million. The 2030 Notes are governed by the 2030 Indenture. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by the Company or converted and contain a cross-acceleration provision tied to the acceleration of other material debt, including the Second Amended Credit Agreement and the 2025 Notes. The net proceeds from the issuance of the 2030 Notes was $127.1 million.
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
The net carrying amount of the 2030 Notes consist of the following as of the date indicated:

	June 30, 2024	December 31, 2023

	(in thousands)
Principal	$147,000	$147,000
Unamortized debt discount and issuance costs	(17,662)	(19,136)
Net carrying amount	$129,338	$127,864

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Issuance costs are being amortized to interest expense over the contractual term of the 2030 Notes. The effective interest rate used to amortize the issuance costs was approximately 7.5% for each of the three and six months ended June 30, 2024. The interest expense related to the 2030 Notes was $2.4 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $4.8 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.
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
The initial conversion rate for the 2030 Notes is 111.1111 shares of Common Stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $9.00 per share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the 2030 Indenture. Following the Reverse Stock Split, the conversion rate for the 2030 Notes is 3.7037 shares of the Company’s common stock per $1,000 principal amount of 2030 Notes. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election (subject to aforementioned Ownership Cap). Upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) the Company will in certain circumstances increase the conversion rate for a specified period of time.
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
The filing of the Chapter 11 Cases constituted an event of default under the Debt Instruments that accelerated obligations under the Debt Instruments. The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. Pursuant to the RSA, the Consenting Lenders have committed to amend and restate the Second Amended Credit Agreement to provide for, among other things, a new maturity date for the borrowings thereunder of the date that is 27 months following the effective date of the Plan.
Deferred Government Grant Obligations
The Company has two outstanding conditional loan agreements with Prince George’s County, Maryland and the State of Maryland for an aggregate amount of $3.5 million, each bearing an interest rate of 3% per annum. The conditional loan with

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Prince George’s County has a maturity date of June 22, 2027 and the conditional loan agreement with the State of Maryland has a maturity date of June 30, 2028. The interest expense related to these loans for the three and six months ended June 30, 2024 and 2023 was immaterial.
Letters of Credit
Certain of the Company’s operating lease agreements entered into require security deposits in the form of cash or an unconditional, irrevocable letter of credit. As of June 30, 2024, the Company has entered into standby letters of credit totaling $11.7 million as security deposits for the applicable leased facilities and in connection with the deferred government grant obligations.
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
Impact of the Chapter 11 Cases on Debt
The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. Accordingly, all long-term debt was classified as current on the condensed consolidated balance sheets as of June 30, 2024. However, any efforts to enforce payment obligations related to the Company’s outstanding debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 15 for further discussion of the Chapter 11 Cases.
9.    Income Taxes
The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The income tax provision for the three and six months ended June 30, 2024 and 2023 were based on estimated full-year effective tax rates, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions, after giving effect to significant items related specifically to the interim periods, and loss-making entities for which it is not more likely than not that a tax benefit will be realized.
The Company’s effective tax rate for each of the three and six months ended June 30, 2024 and 2023 was less than 1%. For the three months ended June 30, 2024, the Company’s income tax benefit was insignificant. For the three months ended June 30, 2023, the Company’s income tax expense was $0.2 million. For the six months ended June 30, 2024 and 2023, the Company’s income tax expense was $0.2 million and $0.3 million, respectively.
To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
10.    Stockholders’ Equity
Reverse Stock Split
On May 20, 2024, the Company’s stockholders voted to approve amendments to the Company’s Certificate of Incorporation, to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, at a ratio ranging from any whole number between 1-for-10 and 1-for-40, with the exact ratio within such range to be determined by the Company’s Board in its discretion, subject to the Board’s authority to abandon such amendments.
On June 5, 2024, the Board approved the amendment to the Certificate of Incorporation effecting the Reverse Stock Split at a ratio of 1-for-30 and abandoned all other amendments to the Certificate of Incorporation previously approved by the Board and the Company’s stockholders. On June 13, 2024, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on June 13, 2024 and trading on the Nasdaq Global Select Market on a post-split basis began on June 14, 2024. Following the Reverse Stock Split, the number of authorized shares of the Company’s common stock remained at 200,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of common stock from 82,260,619 to 2,741,980 as of December 31, 2023. The par value of the Company’s common stock remained at $0.001.
All per share amounts and common shares have been adjusted on a retrospective basis to reflect the Reverse Stock Split for all periods. In addition, common stock decreased by $0.1 million and additional paid-in capital increased by $0.1 million in the condensed consolidated statement of changes in stockholders’ equity as of both June 30, 2024 and December 31, 2023. The Company’s stockholders’ equity, in the aggregate, remained unchanged following the Reverse Stock Split. Per share net loss increased because there were fewer shares of the Company’s common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the Reverse Stock Split. No fractional shares were issued in conjunction with the Reverse Stock Split. Instead, stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted for the Reverse Stock Split) on the Nasdaq Global Select Market on June 13, 2024. These cash payments were immaterial to the Company’s condensed consolidated financial statements. The Reverse Stock Split impacted all stockholders uniformly and did not affect any stockholder’s percentage of ownership or proportionate voting power other than very minor impacts from the treatment of fractional shares.
Common Stock
As of June 30, 2024, the Company was authorized to issue 205,000,000 total shares of capital stock, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2024, there were 2,805,301 shares of common stock outstanding, and the Company had reserved a total of 1,502,497 of its authorized shares of common stock for future issuance as follows:

Shares Reserved for Future Issuance
Outstanding restricted stock units	88,226
Outstanding performance restricted stock units	77,112
Outstanding stock options	100,058
Reserved for convertible senior notes	1,237,101
Total shares of common stock reserved for future issuance	1,502,497
Stock-Based Compensation
The Company maintains a stock-based compensation plan: the Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in January 2014. The shares available for future issuance under the 2014 Plan increased by 137,101 and 130,557 on January 1, 2024 and 2023, respectively, pursuant to the automatic share reserve increase provision in the 2014 Plan.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company also has a 2017 Employee Stock Purchase Plan (the “ESPP”). During the second quarter of 2023, shares available for purchase under the ESPP increased by 66,666 shares, pursuant to an amendment to the Company’s ESPP to increase the number of authorized shares available under such plan. With the commencement of the Chapter 11 Cases, the Company does not expect to continue to maintain the ESPP and the operation of the ESPP was suspended in July 2024.
The following table presents stock-based compensation expense related to the 2014 Plan and the ESPP, contained on the following line items on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Curriculum and teaching	$95	$51	$135	$91
Servicing and support	1,118	2,239	2,592	5,516
Technology and content development	393	1,960	1,002	3,617
Marketing and sales	695	1,369	1,208	2,523
General and administrative	2,210	5,364	4,898	13,799
Total stock-based compensation expense	$4,511	$10,983	$9,835	$25,546
Restricted Stock Units
The 2014 Plan provides for the issuance of restricted stock units (“RSUs”) to eligible participants. Restricted stock units are generally subject to service-based vesting conditions and vest at various times from the date of grant, with most RSUs vesting in equal quarterly or annual tranches, generally over a period of three years.
The following table presents a summary of the Company’s RSU activity, adjusted on a retroactive basis to reflect the Reverse Stock Split, for the period indicated. No RSUs were granted during the six months ended June 30, 2024.

	Number of Units	Weighted- Average Grant Date Fair Value per Share

Outstanding balance as of December 31, 2023	152,911	$244.00
Granted	—	—
Vested	(41,006)	282.01
Forfeited	(23,679)	210.69
Outstanding balance as of June 30, 2024	88,226	$235.27
The total fair value of RSUs vested during the three months ended June 30, 2024 and 2023 was $0.2 million and $7.9 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2024 and 2023 was $0.9 million and $13.1 million, respectively. The total compensation cost related to the unvested RSUs not yet recognized as of June 30, 2024 was $12.2 million, and will be recognized over a weighted-average period of approximately 1.3 years.
Performance Restricted Stock Units
The 2014 Plan provides for the issuance of performance restricted stock units (“PRSUs”) to eligible participants. PRSUs generally include both service conditions and market conditions related to total shareholder return targets relative to that of companies comprising the Russell 3000 Index and/or conditions based on the Company’s internal financial performance achieving predetermined targets. The terms of the performance restricted stock unit grants under the 2014 Plan, including the vesting periods, are determined by the Company’s Board or the compensation committee thereof.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the first quarter of 2022, as part of its annual equity awards cycle, the Company awarded 56,163 PRSUs with an aggregate intrinsic value of $20.4 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 200% to 0% of the granted quantities, depending on the achievement of internal financial performance-based targets, which are established annually. Certain of these PRSUs vest at the end of all three one-year performance periods, while others vest at the end of each of three one-year performance periods. Of the PRSUs awarded, 18,721 were granted in March 2022 with a weighted-average grant date fair value per share of $323.10, 18,721 were granted in February 2023 with a weighted-average grant date fair value per share of $334.65, and 11,147 were granted in February 2024 with a weighted-average grant date fair value of $11.97. The expense recognized each period is estimated at the time of grant and is subject to fluctuation due to the achievement of internal financial performance-based targets. For the first and second performance periods, 100% and 27.8% of the eligible PRSUs were earned, respectively.
During the first quarter of 2023, as part of its annual equity award cycle, the Company awarded 46,722 PRSUs with an aggregate intrinsic value of $12.2 million. The PRSU award agreements provide that the quantity of units subject to vesting may range from 150% to 0% of the granted quantities. For the first performance period, which began on January 1, 2023 and ended on December 31, 2023, and the second performance period, which began on January 1, 2024 and ends on December 31, 2024, the quantity of units eligible to be earned ranges from 130% to 0% depending on the achievement of internal financial performance-based targets, which are established annually. Additionally, the actual number of PRSUs earned may be adjusted upward or downward by 20% based upon the Company’s total shareholder return (“TSR”) performance compared to the Russell 3000 Index’s TSR performance over the same period. If the Company’s absolute TSR is negative, the TSR multiplier cannot exceed 0% and the achievement percentage based up on the internal financial performance-based targets is capped at 125%. Of the PRSUs awarded, 15,573 were granted in March 2023 with a weighted-average grant date fair value per share of $214.50 and 14,413 were granted in February 2024 with a weighted-average grant date fair value per share of $11.94. These include the fair values per share of the TSR-performance component of the awards, which were determined using a Monte Carlo valuation model, and were $11.70 and $0.00 per share for the first and second performance periods, respectively. For the first performance period, 0% of the eligible PRSUs were earned.
During the first quarter of 2024, as part of a one-time award cycle, the Company granted 24,999 PRSUs with a grant date fair value per share of $14.70. The PRSU award agreements provide that the awards are eligible to vest upon the 30-day average stock price of the Company attaining at least $300.00 on or prior to the two-year anniversary of the grant date.
The following tables present a summary of (i) for the six months ended June 30, 2024 and 2023, the assumptions used for estimating the fair values of the TSR-performance component of the PRSUs, and (ii) for the six months ended June 30, 2024, the assumptions used for estimating the fair value of the PRSUs subject to market-based vesting conditions. As of June 30, 2024 and December 31, 2023, there were 14,036 and 40,910 outstanding PRSUs for which the performance metrics had not been defined as of each respective date. Accordingly, such awards are not considered granted for accounting purposes as of June 30, 2024 and December 31, 2023, and have been excluded from the tables below. No PRSUs were granted during each of the three months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023

Risk-free interest rate	5.11%	4.68%
Expected term (years)	1.00	1.00
Expected volatility	162%	108%
Dividend yield	0%	0%

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Six Months Ended June 30, 2024

Risk-free interest rate	4.33%
Expected term (years)	1.30
Expected volatility	126%
Dividend yield	0%
The following table presents a summary of the Company’s PRSU activity, adjusted on a retroactive basis to reflect the Reverse Stock Split, for the period indicated.

	Number of Units	Weighted- Average Grant Date Fair Value per Share
Outstanding balance as of December 31, 2023	27,695	$403.04
Granted	59,293	13.12
Vested	—	—
Forfeited	(9,876)	11.98
Outstanding balance as of June 30, 2024	77,112	$153.31
The total compensation expense related to the unvested PRSUs not yet recognized as of June 30, 2024 was $1.2 million, and will be recognized over a weighted-average period of approximately 1.0 years.
Stock Options
The 2014 Plan provides for the issuance of stock options to eligible participants. Stock options issued under the 2014 Plan generally are exercisable for periods not to exceed 10 years and generally vest over a three-year period.
The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the period presented. No stock options were granted during the six months ended June 30, 2024 or the three months ended June 30, 2023.

Six Months Ended June 30, 2023

Risk-free interest rate	3.6%
Expected term (years)	5.69
Expected volatility	87%
Dividend yield	0%
Weighted-average grant date fair value per share	$147.90

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a summary of the Company’s stock option activity, adjusted on a retroactive basis to reflect the Reverse Stock Split, for the period indicated.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding balance as of December 31, 2023	135,176	$838.34	4.63	$—
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited	(4,787)	305.40
Expired	(30,331)	592.77
Outstanding balance as of June 30, 2024	100,058	938.27	4.62	—
Exercisable as of June 30, 2024	85,523	$1,025.12	4.16	$—
The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $0.1 million.
The total unrecognized compensation cost related to the unvested options as of June 30, 2024 was $2.0 million, and will be recognized over a weighted-average period of approximately 0.6 years.
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

	Three and Six Months Ended June 30,
	2024	2023

Stock options	100,058	161,760
Restricted stock units	88,226	212,283
Performance restricted stock units	77,112	87,485
Shares related to convertible senior notes	992,556	992,556
Total antidilutive securities (1)	1,257,952	1,454,084

(1)	Amounts have been adjusted to reflect the Reverse Stock Split that became effective on June 13, 2024. Refer to Note 2 for further information about the Reverse Stock Split.
The following table presents the calculation of the Company’s basic and diluted net loss per share for each of the periods indicated.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator (in thousands):
Net loss	$(452,440)	$(173,654)	$(507,089)	$(227,716)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted (1)	2,804,924	2,685,645	2,793,262	2,664,889
Net loss per share, basic and diluted (1)	$(161.30)	$(64.66)	$(181.54)	$(85.45)

(1)	Amounts have been adjusted to reflect the Reverse Stock Split that became effective on June 13, 2024. Refer to Note 2 for further information about the Reverse Stock Split.
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
Significant Customers
For each of the three and six months ended June 30, 2024 and 2023, no university client accounted for 10% or more of the Company’s consolidated revenue.
As of June 30, 2024, no university client accounted for 10% or more of the Company’s consolidated accounts receivable, net balance. As of December 31, 2023, two university clients in the Degree Program Segment accounted for 10% or more of the Company’s consolidated accounts receivable, net balance, as follows: $36.4 million and $14.3 million, which equaled 31% and 12% of the Company’s consolidated accounts receivable, net balance, respectively.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Segment Performance
The following table presents financial information regarding each of the Company’s reportable segment’s results of operations for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$101,978	$119,494	$213,524	$259,974
Alternative Credential Segment	78,705	102,595	165,536	200,619
Total revenue	$180,683	$222,089	$379,060	$460,593

Segment profitability**
Degree Program Segment	$28,655	$33,111	$60,640	$80,315
Alternative Credential Segment	(9,260)	(11,319)	(23,950)	(28,332)
Total segment profitability	$19,395	$21,792	$36,690	$51,983

Segment profitability margin***
Degree Program Segment	28.1%	27.7%	28.4%	30.9%
Alternative Credential Segment	(11.8)	(11.0)	(14.5)	(14.1)
Total segment profitability margin	10.7%	9.8%	9.7%	11.3%

*	The Company has excluded immaterial amounts of intersegment revenues from each of the three and six months ended June 30, 2024 and 2023.
**
The Company defines segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, professional fees associated with the Chapter 11 Cases, performance improvement initiative implementation expense, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, debt modification expense and losses on debt extinguishment, and stock-based compensation expense. Some or all of these items may not be applicable in any given reporting period.

***	The Company defines segment profitability margin as segment profitability as a percentage of the respective segment’s revenue.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a reconciliation of the Company’s total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net loss	$(452,440)	$(173,654)	$(507,089)	$(227,716)
Adjustments:
Stock-based compensation expense	4,511	10,983	9,835	25,546
Other expense (income), net	1,428	(227)	9,832	(834)
Net interest expense	19,012	17,545	37,702	35,137
Income tax (benefit) expense	(40)	210	193	323
Depreciation and amortization expense	24,886	27,328	49,572	57,348
Impairment charges	396,149	134,117	396,149	134,117
Debt modification expense and loss on debt extinguishment	—	—	—	16,735
Restructuring charges	8,406	3,622	13,133	8,497
Other*	17,483	1,868	27,363	2,830
Total adjustments	471,835	195,446	543,779	279,699
Total segment profitability	$19,395	$21,792	$36,690	$51,983

*
Includes (i) transaction and integration costs of $0.0 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, (ii) litigation-related costs of $1.6 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively, and (iii) professional fees associated with the Chapter 11 Cases and performance improvement initiative implementation expense of $15.9 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively, and $22.9 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively.

The following table presents the Company’s total assets by segment as of each of the dates indicated.

	June 30, 2024	December 31, 2023

	(in thousands)
Total assets
Degree Program Segment	$283,664	$377,395
Alternative Credential Segment	640,650	1,082,288
Total assets	$924,314	$1,459,683
Geographical Information
The Company’s non-U.S. revenue is based on the currency of the country in which the university client primarily operates. The Company’s non-U.S. revenue was $25.1 million and $28.8 million for the three months ended June 30, 2024 and 2023, respectively, and $53.5 million and $59.5 million for the six months ended June 30, 2024 and 2023, respectively. Substantially all of the Company’s non-U.S. revenue for each of the aforementioned periods was sourced from the Alternative Credential Segment’s operations outside of the U.S. The Company’s long-lived tangible assets in non-U.S. countries as of June 30, 2024 and December 31, 2023 totaled approximately $3.1 million and $3.5 million, respectively.
13.    Receivables and Contract Liabilities

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

	June 30, 2024	December 31, 2023

	(in thousands)
Degree Program Segment accounts receivable	$16,912	$3,207
Degree Program Segment unbilled revenue	26,372	72,525
Alternative Credential Segment accounts receivable	34,092	47,455
Total	77,376	123,187
Less: Provision for credit losses	(6,038)	(7,243)
Trade accounts receivable, net	$71,338	$115,944
The Company regularly reviews its portfolio of offerings for alignment with its business objectives, including cost to operate, expected enrollments, and other factors, and from time to time, the Company has entered into, and may in the future enter into, agreements to strategically exit certain programs. As of June 30, 2024 and December 31, 2023, the Company had balances of $9.9 million and $68.2 million, respectively, of unbilled revenue associated with portfolio management activities within accounts receivable, net on the condensed consolidated balance sheets. In addition, as of June 30, 2024 and December 31, 2023, the Company had balances of $0.5 million and $16.9 million, respectively, of non-current accounts receivable associated with portfolio management activities within other assets, non-current on the condensed consolidated balance sheets. These non-current accounts receivable are typically due within 12 to 24 months.
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
In the first quarter of 2024, the Company sold, without recourse, $82.1 million of receivables under the Factoring Agreement, with net proceeds of $74.0 million. The loss on the sale of these receivables of $8.1 million is included within other income (expense), net on the Company’s condensed consolidated statements of operations.
The following table presents the change in provision for credit losses for trade accounts receivable on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2023	$7,243
Current period provision	1,450
Amounts written off	(2,651)
Foreign currency translation adjustments	(4)
Balance as of June 30, 2024	$6,038

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

	June 30, 2024	December 31, 2023

	(in thousands)
Other receivables, amortized cost	$48,642	$49,358
Less: Provision for credit losses	(9,476)	(8,558)
Other receivables, net	$39,166	$40,800
Other receivables, net, current	$23,819	$28,293
Other receivables, net, non-current	$15,347	$12,507
The following table presents the change in provision for credit losses for other receivables on the Company’s condensed consolidated balance sheets for the period indicated.

Provision for Credit Losses
(in thousands)
Balance as of December 31, 2023	$8,558
Current period provision	918
Balance as of June 30, 2024	$9,476
The Company considers receivables to be past due when amounts contractually due under the extended payment plans have not been paid. As of June 30, 2024, 68% of other receivables, net due under extended payment plans were current.

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

	June 30, 2024
	Year of Origination
	2024	2023	2022	2021	2020 & Prior	Total

	(in thousands)
Credit Quality Tier
High	$5,216	$5,966	$1,147	$366	$1,023	$13,718
Mid	6,392	7,237	2,853	1,609	2,538	20,629
Low	4,327	4,224	2,037	1,574	2,133	14,295
Total	$15,935	$17,427	$6,037	$3,549	$5,694	$48,642

	December 31, 2023
	Year of Origination
	2023	2022	2021	2020	2019 & Prior	Total

	(in thousands)
Credit Quality Tier
High	$12,744	$1,229	$404	$311	$205	$14,893
Mid	13,178	3,067	2,614	735	674	20,268
Low	7,658	2,464	2,684	734	657	14,197
Total	$33,580	$6,760	$5,702	$1,780	$1,536	$49,358
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

	June 30, 2024	December 31, 2023

	(in thousands)
Degree Program Segment deferred revenue	$14,482	$1,735
Alternative Credential Segment deferred revenue	69,299	80,214
Total contract liabilities	$83,781	$81,949
For the Degree Program Segment, during each of the three months ended June 30, 2024 and 2023 revenue related to deferred revenue balances that existed at the end of each preceding year was insignificant. During the six months ended June 30, 2024 and 2023 the Company recognized $1.7 million and $1.2 million, respectively, of revenue related to deferred revenue balances that existed at the end of each preceding year.
For the Alternative Credential Segment, during the three months ended June 30, 2024 and 2023 the Company recognized $4.6 million and $16.1 million, respectively, of revenue related to deferred revenue balances that existed at the end of each preceding year. During the six months ended June 30, 2024 and 2023 the Company recognized $59.5 million and $71.0 million, respectively, of revenue related to deferred revenue balances that existed at the end of each preceding year.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Contract Acquisition Costs
The Degree Program Segment had $1.0 million and $1.0 million of net capitalized contract acquisition costs recorded primarily within other assets, non-current on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. For each of the six months ended June 30, 2024 and 2023, the Company capitalized an immaterial amount of contract acquisition costs and recorded an immaterial amount of associated amortization expense in the Degree Program Segment.
14.    Supplemental Cash Flow Information
The Company’s cash interest payments, net of amounts capitalized, were $32.5 million and $28.4 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s accrued but unpaid capital expenditures were $1.1 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.
15.    Subsequent Events
Chapter 11 Filing
On the Petition Date, the Company commenced the Chapter 11 Cases in the Bankruptcy Court in accordance with the terms of the RSA. The Company has requested that the Chapter 11 Cases be jointly administered under the caption “In re: 2U, Inc., et al. Case No. 24-11279 (MEW) (Bankr. S.D.N.Y.).”
The Debtors will continue to manage their business and properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On the Petition Date, the Debtors filed certain motions with the Bankruptcy Court generally designed to facilitate the Debtor’s transition into Chapter 11. These motions sought authority from the Bankruptcy Court for the Debtors to obtain debtor-in-possession financing and make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services that were, and in some cases continue to be, essential to the Debtors’ businesses. On July 26, 2024, the Bankruptcy Court approved the relief sought in these motions on an interim basis.
Debtor-in-Possession Facility
On July 29, 2024, the Company entered into that certain Debtor-In-Possession Credit and Guaranty Agreement, by and among the Company, the Consenting Noteholders party thereto (in such capacity, the “DIP Lenders”), and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “DIP Credit Agreement”). Pursuant to the DIP Credit Agreement, the DIP Lenders will provide a secured, multi-draw, junior lien debtor-in-possession financing facility in an aggregate principal amount of up to $64 million (the “DIP Facility”), with an initial draw of $60 million that occurred following entry of the interim order related to the DIP Facility and a subsequent draw not to exceed $4 million permitted following entry of the final order related to the DIP Facility (in the case of the second draw, subject to the consent of the Required Lenders (as defined in the DIP Credit Agreement)) and the satisfaction of certain other draw conditions as set forth in the DIP Credit Agreement.
Borrowings under the DIP Facility are secured obligations of the Company, secured by a junior lien on the collateral securing borrowings under the Second Amended Credit Agreement, and a first priority lien on the DIP Account (as defined in the DIP Credit Agreement) and the proceeds therein. The DIP Credit Agreement contains conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other provisions customary for financings of this type and size. During the continuance of an event of default, all overdue amounts of principal and interest under the DIP Facility will bear interest at the applicable rate, plus an additional 2.00% per annum.
The DIP Facility matures on the earlier of (i) January 24, 2025 and (ii) acceleration as a result of an event of default under the DIP Credit Agreement that has occurred and is continuing.
The loans under the DIP Facility will accrue interest at a rate of either, at the Company’s election, a base rate (subject to a floor of 1.75%) plus 7.50% per annum or Term SOFR (subject to a floor of 0.75%) plus 8.50% per annum, in each case, payable in kind.

2U, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Effect of Chapter 11 Cases & Automatic Stay on Pre-Petition Debt Obligations
The filing of the Chapter 11 Cases constituted an event of default under the Debt Instruments that accelerated the obligations thereunder. The amount outstanding under each Debt Instrument as of the Petition Date is as follows: approximately $380.0 million of borrowings (plus any accrued but unpaid interest in respect thereof) under the 2025 Notes Indenture; approximately $147.0 million of borrowings (plus any accrued but unpaid interest in respect thereof) under the 2030 Notes Indenture; and approximately $414.3 million of borrowings (plus any accrued but unpaid interest in respect thereof) under the Second Amended Credit Agreement. The Debt Documents provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. In addition, if the Plan is approved by the Bankruptcy Court, obligations under the Indentures will be extinguished, and any defaults or events of default outstanding under the Second Amended Credit Agreement will cease to exist in connection with the Company entering into the Amended and Restated Credit Agreement.
Delisting of Common Stock from Nasdaq
On July 29, 2024, the Company received a letter from Nasdaq indicating that as a result of the Debtors filing the Chapter 11 Cases on the Petition Date, and in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, Nasdaq determined that the Company’s securities will be delisted from The Nasdaq Global Select Market. Trading of the Company’s common stock was suspended at the opening of business on August 7, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s common stock from listing and registration on Nasdaq. The Company does not intend to appeal Nasdaq’s decision.

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
Overview
We are a leading online education platform company. Our mission is to expand access to high-quality education and unlock human potential. As a trusted partner to top-ranked nonprofit universities and other leading organizations, we deliver technology and services that enable our clients to bring their educational offerings online at scale. We provide 89 million people worldwide with access to world-class education in partnership with 260 top-ranked global universities and other leading organizations. Through edX, our education consumer marketplace, we offer more than 4,700 high-quality online learning opportunities, including open courses, executive education offerings, boot camps, professional certificates as well as undergraduate and graduate degree programs.
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

Chapter 11 Filing
On July 25, 2024, the Debtors commenced the Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York providing for a court-administered reorganization pursuant to the Plan all in accordance with the terms of the RSA. As set forth in the Restructuring Term Sheet, the parties to the RSA have agreed to the principal terms of a proposed financial restructuring of the Debtors. The Debtors have requested that the Chapter 11 Cases be jointly administered under the caption “In re: 2U, Inc., et al. Case No. 24-11279 (MEW) (Bankr. S.D.N.Y.).”
The Debtors will continue to manage its business and properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On the Petition Date, the Debtors filed certain motions with the Bankruptcy Court generally designed to facilitate the Debtors’ transition into Chapter 11. These motions sought authority from the Bankruptcy Court for the Debtors to obtain debtor-in-possession financing and make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services that were, and in some cases continue to be, essential to the Debtors’ businesses. On July 26, 2024, the Bankruptcy Court approved the relief sought in these motions on an interim basis. See “Cautionary Statement” at the beginning of this Quarterly Report on Form 10-Q.
Reverse Stock Split
On May 20, 2024, our stockholders voted to approve amendments to our Certificate of Incorporation, to effect a reverse stock split of all of the outstanding shares of our common stock, par value $0.001 per share, at a ratio ranging from any whole number between 1-for-10 and 1-for-40, with the exact ratio within such range to be determined by our Board in its discretion, subject to the Board’s authority to abandon such amendments.
On June 5, 2024, the Board approved the amendment to the Certificate of Incorporation effecting the Reverse Stock Split at a ratio of 1-for-30 and abandoned all other amendments to the Certificate of Incorporation previously approved by the Board and our stockholders. On June 13, 2024, we filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on June 13, 2024 and trading on the Nasdaq Global Select Market on a post-split basis began on June 14, 2024. Following the Reverse Stock Split, the number of authorized shares of our common stock remained at 200,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of common stock from 82,260,619 to 2,741,980 as of December 31, 2023. The par value of our common stock remained at $0.001.
Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. Shares of common stock underlying stock options, restricted stock units, and performance restricted stock units were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately adjusted.
Delisting of Common Stock from Nasdaq
On July 29, 2024, the Company received a letter from Nasdaq indicating that as a result of the Debtors filing the Chapter 11 Cases on the Petition Date, and in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, Nasdaq determined that the Company’s securities will be delisted from The Nasdaq Global Select Market. Trading of the Company’s common stock was suspended at the opening of business on August 7, 2024, and a Form 25-NSE will be filed with the U.S. Securities and Exchange Commission, which will remove the Company’s common stock from listing and registration on Nasdaq. The Company does not intend to appeal Nasdaq’s decision. Effective August 7, 2024, the Company’s common stock began being quoted on the OTC Pink Market operated by OTC Markets Group Company under the symbol “TWOUQ.”

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
Results of Operations
Consolidated Operating Results
Comparison of Three Months Ended June 30, 2024 and 2023
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Three Months Ended June 30,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$180,683	100.0%	$222,089	100.0%	$(41,406)	(18.6)%
Costs and expenses
Curriculum and teaching	29,634	16.4	34,102	15.4	(4,468)	(13.1)
Servicing and support	22,719	12.6	33,585	15.1	(10,866)	(32.4)
Technology and content development	32,062	17.7	44,250	19.9	(12,188)	(27.5)
Marketing and sales	81,768	45.3	95,882	43.2	(14,114)	(14.7)
General and administrative	41,985	23.2	32,657	14.7	9,328	28.6
Restructuring charges	8,406	4.7	3,622	1.6	4,784	132.1
Impairment charges	396,149	219.3	134,117	60.4	262,032	195.4
Total costs and expenses	612,723	339.2	378,215	170.3	234,508	62.0
Loss from operations	(432,040)	(239.2)	(156,126)	(70.3)	(275,914)	176.7
Interest income	364	0.2	371	0.2	(7)	(1.9)
Interest expense	(19,376)	(10.7)	(17,916)	(8.1)	(1,460)	8.1
Other income (expense), net	(1,428)	(0.8)	227	0.1	(1,655)	*
Loss before income taxes	(452,480)	(250.5)	(173,444)	(78.1)	(279,036)	160.9
Income tax benefit (expense)	40	0.0	(210)	(0.1)	250	(119.0)
Net loss	$(452,440)	(250.5)%	$(173,654)	(78.2)%	$(278,786)	160.5%

*	Not meaningful for comparative purposes.

Revenue. Revenue for the three months ended June 30, 2024 decreased $41.4 million, or 18.6%, to $180.7 million as compared to $222.1 million in 2023.
Revenue from our Degree Program Segment decreased $17.5 million, or 14.7%. This decrease was due to certain programs operating in 2023 that are no longer operating in 2024 due to portfolio management activities and a greater number of students graduating from our programs, who enrolled during the pandemic, than the number of student enrollments in these programs in the period. Full course equivalent (“FCE”) enrollments decreased by 10,878 or 21.5%.
Revenue from our Alternative Credential Segment decreased $23.9 million, or 23.3%. This decrease was primarily due to a $25.6 million decrease in revenue from our boot camp offerings driven by a 40% decrease in FCE enrollments, particularly in coding boot camps. This decrease was partially offset by a $3.4 million increase in revenue from the company’s executive education offerings.
Curriculum and Teaching. Curriculum and teaching expense decreased $4.5 million, or 13.1%, to $29.6 million as compared to $34.1 million in 2023. This decrease was primarily due to a $3.2 million decrease in amounts due to university clients driven by lower revenue in certain offerings in our Alternative Credential Segment and a $1.4 million decrease in personnel and personnel-related expense.
Servicing and Support. Servicing and support expense decreased $10.9 million, or 32.4%, to $22.7 million as compared to $33.6 million in 2023. This decrease was primarily due to an $8.8 million decrease in personnel and personnel-related expense and a $1.6 million decrease in other student support costs.
Technology and Content Development. Technology and content development expense decreased $12.2 million, or 27.5%, to $32.1 million as compared to $44.3 million in 2023. This decrease was primarily due to an $8.6 million decrease in personnel and personnel-related expense and a $3.5 million decrease in depreciation and amortization expense.
Marketing and Sales. Marketing and sales expense decreased $14.1 million, or 14.7%, to $81.8 million as compared to $95.9 million in 2023. This decrease was primarily due to an $8.6 million decrease in marketing expense and a $6.3 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense increased $9.3 million, or 28.6%, to $42.0 million as compared to $32.7 million in 2023. This increase was primarily due to a $15.9 million increase in professional fees associated with the Chapter 11 Cases and other costs to implement the company’s comprehensive performance improvement initiative. This increase was partially offset by a $2.6 million decrease in personnel and personnel-related expense and a $2.1 million decrease in provision for credit losses.
Restructuring Charges. Restructuring charges increased $4.8 million, or 132.1%, to $8.4 million as compared to $3.6 million in 2023. This increase was primarily due to a $4.0 million increase in severance and severance-related expense and a $1.2 million increase in lease and lease-related charges.
Impairment Charges. In the second quarter of 2024, we recorded impairment charges of $339.9 million and $56.2 million to goodwill and intangible and other long-lived assets, respectively. Of the $56.2 million, $32.2 million related to university client relationships, $10.3 million related to capitalized technology, $5.2 million related to right-of-use assets, $4.4 million related to trade names and domain names, $2.4 million related to capitalized content development, and $1.7 million related to fixed assets. In the second quarter of 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively.
Net Interest Income (Expense). Net interest expense increased $1.5 million, or 8.4%, to $19.0 million as compared to $17.5 million in 2023. This increase was primarily due a $1.0 million increase in interest expense incurred under our Second Amended Credit Agreement.
Other Income (Expense), Net. Other expense, net was $1.4 million for the three months ended June 30, 2024, as compared to other income, net of $0.2 million for the three months ended June 30, 2023. This change was primarily due to fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Benefit (Expense). For the three months ended June 30, 2024, our income tax benefit was insignificant and our effective tax rate was less than 1%. For the three months ended June 30, 2023, we recognized an income tax expense of $0.2 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Comparison of Six Months Ended June 30, 2024 and 2023
The following table presents selected condensed consolidated statement of operations and comprehensive loss data for each of the periods indicated.

	Six Months Ended June 30,
	2024		2023		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

	(dollars in thousands)
Revenue	$379,060	100.0%	$460,593	100.0%	$(81,533)	(17.7)%
Costs and expenses
Curriculum and teaching	60,686	16.0	66,942	14.5	(6,256)	(9.3)
Servicing and support	48,230	12.7	69,694	15.1	(21,464)	(30.8)
Technology and content development	67,057	17.7	89,734	19.5	(22,677)	(25.3)
Marketing and sales	171,480	45.2	196,057	42.6	(24,577)	(12.5)
General and administrative	81,687	21.5	71,907	15.6	9,780	13.6
Restructuring charges	13,133	3.5	8,497	1.8	4,636	54.6
Impairment charges	396,149	104.5	134,117	29.1	262,032	195.4
Total costs and expenses	838,422	221.1	636,948	138.2	201,474	31.6
Loss from operations	(459,362)	(121.1)	(176,355)	(38.2)	(283,007)	160.5
Interest income	941	0.2	736	0.2	205	27.9
Interest expense	(38,643)	(10.2)	(35,873)	(7.8)	(2,770)	7.7
Debt modification expense and loss on debt extinguishment	—	—	(16,735)	(3.6)	16,735	(100.0)
Other income (expense), net	(9,832)	(2.6)	834	0.2	(10,666)	*
Loss before income taxes	(506,896)	(133.7)	(227,393)	(49.2)	(279,503)	122.9
Income tax expense	(193)	(0.1)	(323)	(0.1)	130	(40.2)
Net loss	$(507,089)	(133.8)%	$(227,716)	(49.3)%	$(279,373)	122.7%

*	Not meaningful for comparative purposes.
Revenue. Revenue for the six months ended June 30, 2024 decreased $81.5 million, or 17.7%, to $379.1 million as compared to $460.6 million in 2023.
Revenue from our Degree Program Segment decreased $46.5 million, or 17.9%. This decrease was due to certain programs operating in 2023 that are no longer operating in 2024 due to portfolio management activities and a greater number of students graduating from our programs, who enrolled during the pandemic, than the number of student enrollments in these programs in the period. Full course equivalent (“FCE”) enrollments decreased by 21,676 or 20.5%.
Revenue from our Alternative Credential Segment decreased $35.1 million, or 17.5%. This decrease was primarily due to a $47.5 million decrease in revenue from our boot camp offerings driven by a 35% decrease in FCE enrollments, particularly in coding boot camps. This decrease was partially offset by an $14.4 million increase in revenue from the company’s executive education offerings driven by a 14% increase in FCE enrollments.
Curriculum and Teaching. Curriculum and teaching expense decreased $6.3 million, or 9.3%, to $60.7 million as compared to $66.9 million in 2023. This decrease was primarily due to a $4.6 million decrease in amounts due to university clients from lower revenue in certain offerings in our Alternative Credential Segment and a $1.8 million decrease in personnel and personnel-related expense.
Servicing and Support. Servicing and support expense decreased $21.5 million, or 30.8%, to $48.2 million as compared to $69.7 million in 2023. This decrease was primarily due to an $18.7 million decrease in personnel and personnel-related expense and a $2.0 million decrease in other student support costs.
Technology and Content Development. Technology and content development expense decreased $22.7 million, or 25.3%, to $67.1 million as compared to $89.7 million in 2023. This decrease was primarily due to a $15.1 million decrease in personnel and personnel-related expense and a $9.8 million decrease in depreciation and amortization expense. These decreases were partially offset by a $1.2 million increase in expenses to support our platform and software applications.
Marketing and Sales. Marketing and sales expense decreased $24.6 million,or 12.5%, to $171.5 million as compared to $196.1 million in 2023. This decrease was primarily due to a $14.7 million decrease in marketing expense and a $9.3 million decrease in personnel and personnel-related expense.
General and Administrative. General and administrative expense increased $9.8 million, or 13.6%, to $81.7 million as compared to $71.9 million in 2023. This increase was primarily due to a $22.9 million increase in professional fees associated with the Chapter 11 Cases and other costs to implement the company’s comprehensive performance improvement initiative, a $1.6 million increase in certain litigation-related expense, and a $1.1 million increase in depreciation and amortization expense. These increases were partially offset by a $12.4 million decrease in personnel and personnel-related expense and a $1.9 million decrease in provision for credit losses.
Restructuring Charges. Restructuring charges increased $4.6 million, or 54.6%, to $13.1 million as compared to $8.5 million in 2023. This increase was primarily due to a $4.2 million increase in severance and severance-related expense and a $1.1 million increase in lease and lease-related charges.
Impairment Charges. In the second quarter of 2024, we recorded impairment charges of $339.9 million and $56.2 million to goodwill and intangible and other long-lived assets, respectively. Of the $56.2 million, $32.2 million related to university client relationships, $10.3 million related to capitalized technology, $5.2 million related to right-of-use assets, $4.4 million related to trade names and domain names, $2.4 million related to capitalized content development, and $1.7 million related to fixed assets. In the second quarter of 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively.
Net Interest Income (Expense). Net interest expense increased $2.6 million, or 7.3%, to $37.7 million as compared to $35.1 million in 2023. This increase was primarily due a $1.9 million increase in interest expense incurred under our Second Amended Credit Agreement.
Debt modification expense and loss on debt extinguishment. During the six months ended June 30, 2023, we recorded $12.1 million in loss on debt extinguishment and $4.6 million in debt modification expense related to the refinancing of the Second Amended Credit Agreement.
Other Income (Expense), Net. Other expense, net was $9.8 million for the six months ended June 30, 2024, as compared to other income, net of $0.8 million for the six months ended June 30, 2023. This change was primarily due to an $8.1 million loss on the sale of receivables under the Factoring Agreement during the first quarter of 2024 and fluctuations in foreign currency rates impacting our operations in the Alternative Credential Segment.
Income Tax Expense. For the six months ended June 30, 2024, we recognized income tax expense of $0.2 million, and our effective tax rate was less than 1%. For the six months ended June 30, 2023, we recognized income tax expense of $0.3 million, and our effective tax rate was less than 1%. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Business Segment Operating Results
We define segment profitability as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, professional fees associated with the Chapter 11 Cases, performance improvement initiative implementation expense, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, debt modification expense and losses on debt extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period. Total segment profitability is a non-GAAP measure when presented outside of the financial statement footnotes. Total segment profitability is a key measure used by our management and Board to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses in calculating total segment profitability can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that total segment profitability provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board.
The following table presents a reconciliation of total segment profitability to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net loss	$(452,440)	$(173,654)	$(507,089)	$(227,716)
Adjustments:
Stock-based compensation expense	4,511	10,983	9,835	25,546
Other expense (income), net	1,428	(227)	9,832	(834)
Net interest expense	19,012	17,545	37,702	35,137
Income tax (benefit) expense	(40)	210	193	323
Depreciation and amortization expense	24,886	27,328	49,572	57,348
Impairment charges	396,149	134,117	396,149	134,117
Debt modification expense and loss on debt extinguishment	—	—	—	16,735
Restructuring charges	8,406	3,622	13,133	8,497
Other*	17,483	1,868	27,363	2,830
Total adjustments	471,835	195,446	543,779	279,699
Total segment profitability	$19,395	$21,792	$36,690	$51,983

*
Includes (i) transaction and integration costs of $0.0 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, (ii) litigation-related costs of $1.6 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively, and (iii) professional fees associated with the Chapter 11 Cases and performance improvement initiative implementation expense of $15.9 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively, and $22.9 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively.

Three Months Ended June 30, 2024 and 2023
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Three Months Ended June 30,		Period-to-Period Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$101,978	$119,494	$(17,516)	(14.7)%
Alternative Credential Segment	78,705	102,595	(23,890)	(23.3)
Total revenue	$180,683	$222,089	$(41,406)	(18.6)%

Segment profitability
Degree Program Segment	$28,655	$33,111	$(4,456)	(13.5)%
Alternative Credential Segment	(9,260)	(11,319)	2,059	18.2
Total segment profitability	$19,395	$21,792	$(2,397)	(11.0)%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the three months ended June 30, 2024 and 2023.
Degree Program Segment profitability decreased $4.5 million, or 13.5%, to $28.7 million as compared to $33.1 million in 2023. This decrease was primarily due to a $17.5 million decrease in revenue, partially offset by a $13.1 million decrease in operating expense driven by a decrease in personnel and personnel-related expense.
Alternative Credential Segment profitability increased $2.1 million, or 18.2%, to $(9.3) million as compared to $(11.3) million in 2023. This increase was primarily due a $25.9 million decrease in operating expense driven by a decrease in personnel and personnel-related costs and marketing expense, partially offset by a $23.9 million decrease in revenue.
Six Months Ended June 30, 2024 and 2023
The following table presents revenue by segment and segment profitability for each of the periods indicated.

	Six Months Ended June 30,		Period-to-Period Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Revenue by segment*
Degree Program Segment	$213,524	$259,974	$(46,450)	(17.9)%
Alternative Credential Segment	165,536	200,619	(35,083)	(17.5)
Total revenue	$379,060	$460,593	$(81,533)	(17.7)%

Segment profitability
Degree Program Segment	$60,640	$80,315	$(19,675)	(24.5)%
Alternative Credential Segment	(23,950)	(28,332)	4,382	15.5
Total segment profitability	$36,690	$51,983	$(15,293)	(29.4)%

*	Immaterial amounts of intersegment revenue have been excluded from the above results for the six months ended June 30, 2024 and 2023.
Degree Program Segment profitability decreased $19.7 million, or 24.5%, to $60.6 million as compared to $80.3 million in 2023. This decrease was primarily due to a $46.5 million decrease in revenue, partially offset by a $26.8 million decrease in operating expense driven by a decrease in personnel and personnel-related expense and marketing expense.
Alternative Credential Segment profitability increased $4.4 million, or 15.5%, to $(24.0) million as compared to $(28.3) million in 2023. This increase was primarily due a $39.5 million decrease in operating expense driven by a decrease in personnel and personnel-related costs and marketing expense, partially offset by a $35.1 million decrease in revenue.

Liquidity and Capital Resources
On July 25, 2024, Debtors commenced the Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York providing for a court-administered reorganization pursuant to the Plan all in accordance with the terms of the RSA. As set forth in the Restructuring Term Sheet, the parties to the RSA have agreed to the principal terms of a proposed financial restructuring of the Debtors. The Debtors have requested that the Chapter 11 Cases be jointly administered under the caption “In re: 2U, Inc., et al. Case No. 24-11279 (MEW) (Bankr. S.D.N.Y.).”
The Debtors will continue to manage its business and properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On the Petition Date, the Debtors filed certain motions with the Bankruptcy Court generally designed to facilitate the Debtors’ transition into Chapter 11. These motions sought authority from the Bankruptcy Court for the Debtors to obtain debtor-in-possession financing and make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services that were, and in some cases continue to be, essential to the Debtors’ businesses. On July 26, 2024, the Bankruptcy Court approved the relief sought in these motions on an interim basis. The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. See “Cautionary Statement” at the beginning of this Quarterly Report on Form 10-Q.
On July 29, 2024, the Debtors entered into the DIP Credit Agreement, by and among the Debtors, the DIP Lenders, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. Pursuant to the DIP Credit Agreement, the DIP Lenders will provide a secured, multi-draw, junior lien DIP Facility in an aggregate principal amount of up to $64 million, with an initial draw of $60 million that occurred following entry of the interim order related to the DIP Facility and a subsequent draw not to exceed $4 million permitted following entry of the final order related to the DIP Facility (in the case of the second draw, subject to the consent of the Required Lenders (as defined in the DIP Credit Agreement)) and the satisfaction of certain other draw conditions as set forth in the DIP Credit Agreement).
Borrowings under the DIP Facility are secured obligations of the Company, secured by a junior lien on the collateral securing borrowings under the Second Amended Credit Agreement, and a first priority lien on the DIP Account (as defined in the DIP Credit Agreement) and the proceeds therein. The DIP Credit Agreement contains conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other provisions customary for financings of this type and size. During the continuance of an event of default, all overdue amounts of principal and interest under the DIP Facility will bear interest at the applicable rate, plus an additional 2.00% per annum.
The DIP Facility matures on the earlier of (i) January 24, 2025 and (ii) acceleration as a result of an event of default under the DIP Credit Agreement that has occurred and is continuing. The loans under the DIP Facility will accrue interest at a rate of either, at the Debtor’s election, a base rate (subject to a floor of 1.75%) plus 7.50% per annum or Term SOFR (subject to a floor of 0.75%) plus 8.50% per annum, in each case, payable in kind.
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $22.6 million, which were held for working capital and general corporate purposes. We have financed our operations primarily through payments from our clients and students for our technology and services, the borrowings under our Second Amended Credit Agreement, the 2025 Notes, the 2030 Notes, and public financings. In January 2024, we entered into a receivables factoring transaction with Morgan Stanley Senior Funding (“Morgan Stanley”) whereby Morgan Stanley purchased certain receivables owing to the company related to portfolio management activities at a purchase rate of 88% (the “Factoring Agreement”). In the first quarter of 2024, the Company sold, without recourse, $82.1 million of receivables under the Factoring Agreement, with net proceeds of $74.0 million.
In April 2020, we issued the 2025 Notes in an aggregate principal amount of $380 million, including the exercise by the initial purchasers of an option to purchase additional 2025 Notes, in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2025 Notes are governed by the 2025 Indenture. The 2025 Notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Prior to November 1, 2024, the 2025 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. In connection with the 2025 Notes, we entered into privately negotiated Capped Call Transactions with a premium cost of approximately $50.5 million. The Capped Call Transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2025 Notes and/or to offset any cash payments we are required to make in excess of the principal amount of the converted 2025 Notes, with such reduction and/or offset subject to the cap. On July 25, 2024, we were notified by the counterparties that, as a result of our bankruptcy filing, the counterparties had terminated the Capped Call Transactions. The net proceeds from the issuance of the 2025 Notes were $319.0 million after deducting the initial purchasers’

discount, offering expenses and the cost of the Capped Call Transactions. The Capped Call Transactions were terminated pursuant to their terms by the counterparties as of July 25, 2024 in connection with the commencement of the Chapter 11 Cases. As of June 30, 2024, the conditions allowing holders of the 2025 Notes to convert had not been met and we have the right under the 2025 Indenture to determine the method of settlement at the time of conversion. As a result of the Chapter 11 Cases, the ability of holders of the 2025 Notes to convert such 2025 Notes was automatically stayed.
In June 2021, we entered into a Term Loan Credit and Guaranty Agreement, dated June 28, 2021 (the “Term Loan Agreement”), with Alter Domus (US) LLC as administrative agent and collateral agent, to make term loans to us in the aggregate principal amount of $475 million (the “2021 Term Loan Facilities”), which had an initial maturity date of December 28, 2024. Loans under this facility, which was amended in January 2023 as described below, bore interest at a per annum rate equal to a base rate or adjusted Eurodollar rate, as applicable, plus the applicable margin of 4.75% in the case of the base rate loans and 5.75% in the case of the Eurodollar loans. We used the proceeds of the 2021 Term Loan Facilities to fund a portion of the edX acquisition (the “edX Acquisition”) and to pay related costs, fees and expenses. On November 4, 2021, we entered into a First Amendment to Term Loan Credit and Guaranty Agreement and a Joinder Agreement, which amended the Term Loan Agreement (collectively, the “Amended Term Loan Facilities”) primarily to provide for an incremental facility to us in an original principal amount of $100 million. The proceeds of the Amended Term Loan Facilities may be used for general corporate purposes.
In January 2023, we entered into an Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, (the “Second Amended Credit Agreement”), which amended the Amended Term Loan Facilities. The provisions of the Second Amended Credit Agreement became effective upon the satisfaction of certain conditions set for therein, including, without limitation, the funding of the 2030 Notes referenced below and the prepayment of certain existing term loans to reduce the outstanding principal amount of term loans outstanding under the Amended Term Loan Facilities from $567 million to $380 million. Pursuant to the Second Amended Credit Agreement, the lenders thereunder agreed to, among other amendments, extend the maturity date of the term loans thereunder from December 28, 2024 to December 28, 2026 (or, if more than $40 million of our 2025 Notes remain outstanding on January 30, 2025, January 30, 2025) and to provide a senior secured first lien revolving loan facility in the principal amount of $40 million. The termination date for such revolving loans will be June 28, 2026 (or, if more than $50 million of the 2025 Notes remain outstanding on January 1, 2025, January 1, 2025). In addition, our Second Amended Credit Agreement includes a financial covenant that requires us to maintain at least $900 million of Recurring Revenue (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters. The Recurring Revenue for the four consecutive quarters ending June 30, 2024 was less than $900 million and accordingly the Company was not in compliance with this covenant under the Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans.
In January 2023, we consummated the issuance of the 2030 Notes in an aggregate principal amount of $147.0 million in a private placement to qualified institutional buyers under Rule 144A of the Securities Act. The 2030 Notes are governed by the 2030 Indenture. The 2030 Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023. The 2030 Notes mature on February 1, 2030, unless earlier redeemed or repurchased by us or converted. At any time from, and after January 11, 2023, the 2030 Notes are convertible only upon satisfaction of certain conditions, and thereafter at any time until the close of business on the second scheduled trading date immediately before the maturity date. The net proceeds from the issuance of the 2030 Notes were $127.1 million. We used the proceeds from the offering of the 2030 Notes, along with cash on our balance sheet, to repay a portion of the amounts outstanding under the Amended Term Loan Facilities. We have the right under the 2030 Indenture to determine the method of settlement at the time of conversion. As a result of the Chapter 11 cases, the ability of holders of the 2030 Notes to convert such 2030 Notes was automatically stayed.
In light of the Chapter 11 Cases, substantial doubt exists about our ability to continue as a going concern within one year from the date that the condensed consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to approval by the Bankruptcy Court, implement the Transaction, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Transaction to meet our obligations and operating needs. The Transaction contemplated by the RSA, including the Restructuring Term Sheet, are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated on the expected terms, if at all. If we are unable to complete the Transaction, we likely would not have sufficient cash on hand or available liquidity to meet our debt obligations as they become due.

On March 14, 2024, we received a written notification from the Listing Qualifications Department of Nasdaq that we had failed to comply with Nasdaq’s minimum bid price requirement. In accordance with Nasdaq rules, we had 180 calendar days, or until September 10, 2024, to regain compliance with the minimum bid price requirement. As part of our efforts to regain compliance with Nasdaq’s minimum bid price requirement, we effected a 1-for-30 reverse stock split on June 13, 2024 and our common stock began trading on a post-split adjusted basis on June 14, 2024.
On July 1, 2024, we received a written notification from Nasdaq that for the prior 10 consecutive business days, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, we regained compliance with the minimum bid price requirement.
On July 29, 2024, we were notified by Nasdaq that it had determined to delist our common stock pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM‑5101-1 as a result of the commencement of the Chapter 11 Cases. We do not intend to appeal this determination. Trading of our common stock was suspended at the opening of business on August 7, 2024, and a Form 25-NSE will be filed with the SEC, which will remove our common stock from listing and registration on Nasdaq. Effective August 7, 2024, our common stock began being quoted on the OTC Pink Market operated by OTC Markets Group Company under the symbol “TWOUQ.”
As discussed further in Note 15, on the Petition Date, the Debtors commenced the Chapter 11 Cases. The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. Accordingly, the Company has classified all its outstanding debt as a current liability on its condensed consolidated balance sheets as of June 30, 2024. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Refer to the risks described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of the risks related to our indebtedness and capital structure. Given these factors, substantial doubt exists about our ability to continue as a going concern within one year from the date that the condensed consolidated financial statements are issued.
The implementation of the 2022 Strategic Realignment Plan has resulted in improved profitability and we expect this, in conjunction with the comprehensive performance improvement exercise initiated in the fourth quarter of 2023, will lead to further profitability improvements going forward. We believe these profitability improvements will be further aided by our long-term revenue contracts. Our ability to support our cash requirements in the long term will depend on many factors, including our ability to realize the anticipated benefits of the 2022 Strategic Realignment Plan and the comprehensive performance improvement exercise initiated in the fourth quarter of 2023 and our ability to, subject to approval by the Bankruptcy Court, implement the Transaction, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Transaction to meet our obligations and operating needs.
Our principal uses of cash include refinancing our debt, debt service requirements, and capital expenditures for content development, capitalized technology, and property and equipment. During the six months ended June 30, 2024 and 2023, our capital asset additions were $16.8 million and $27.5 million, respectively.
Refer to Note 8 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt. Refer to the risks described in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of the risks related to our indebtedness and capital structure. Specifically, refer to the risk factors titled, “We are subject to risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code,” “The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern,” “The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility,” and, “We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.”

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands).

	Six Months Ended June 30,
	2024	2023

Net cash (used in) provided by operating activities	$(19,925)	$1,182
Net cash used in investing activities	(15,708)	(25,032)
Net cash used in financing activities	(1,950)	(91,911)
Effect of exchange rate changes on cash	(927)	(118)
Net decrease in cash, cash equivalents and restricted cash	$(38,510)	$(115,879)
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
The following sections set forth the components of our $19.9 million of cash used in operating activities during the six months ended June 30, 2024.
Net income (loss) (adjusted for non-cash charges)
The following table sets forth our net loss (adjusted for non-cash charges) during the six months ended June 30, 2024 (in thousands):

Net loss	$(507,089)
Non-cash interest expense	6,159
Depreciation and amortization expense	49,572
Stock-based compensation expense	9,835
Non-cash lease expense	8,313
Impairment charges	396,149
Provision for credit losses	2,368
Loss on sale of receivables	8,120
Other	1,713
Net loss (adjusted for non-cash charges)	$(24,860)

Changes in operating assets and liabilities, net of assets and liabilities acquired
The following table sets forth the net cash provided by changes in operating assets and liabilities during the six months ended June 30, 2024 (in thousands):

Changes in operating assets and liabilities:
Cash provided by accounts receivable, net and other receivables, net	$35,087
Cash provided by prepaid expenses, other assets, and other liabilities, net	6,521
Cash used in accounts payable and accrued expenses	(38,659)
Cash provided by deferred revenue	1,986
Net cash provided by changes in operating assets and liabilities	$4,935
From December 31, 2023 to June 30, 2024:
•Accounts receivable, net and other receivables, net decreased $35.1 million. The decrease in accounts receivable, net and other receivables, net was primarily due to the sale of certain receivables under the Factoring Agreement, partially offset by an increase of accounts receivable, net due to the timing of our Degree Program Segment clients’ academic terms.
•Prepaid expenses, other assets, and other liabilities, net decreased $6.5 million. The decrease was primarily due to the sale of non-current accounts receivable under the Factoring Agreement.
•Accounts payable and accrued expenses decreased $38.7 million, primarily due to a change in the timing of certain vendor payments.
•Deferred revenue increased $2.0 million, primarily due to the timing of our clients’ academic terms.
Investing Activities
Our investing activities primarily consist of capital expenditures to support the overall growth of our business, strategic acquisitions, and divestitures. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
During the six months ended June 30, 2024, net cash used in investing activities was $15.7 million. This use of cash was driven by cash outflows of $15.2 million for the addition of amortizable intangible assets and $0.5 million for purchases of property and equipment.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, tax withholding payments associated with the settlement of restricted stock units, and cash proceeds from the exercise of stock options.
During the six months ended June 30, 2024, net cash used in financing activities was $2.0 million. This use of cash was driven by net cash outflows of $2.5 million under the Second Amended Credit Agreement and the 2030 Notes and $0.1 million for tax withholding payments associated with the settlement of restricted stock units, partially offset by $0.7 million from cash proceeds received from employee stock purchase plan share purchases.
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
Evaluation of Long-Lived Assets
We review long-lived assets, which consist of property and equipment, capitalized technology, capitalized content development and acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In order to assess the recoverability of the capitalized technology and content development, the amounts are grouped by the lowest level of independent cash flows. Recoverability of a long-lived asset is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such assets are not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of an asset exceeds the estimated fair value of the asset or asset group. Our impairment analysis is based upon cumulative results and forecasted performance. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, estimates of future cash flows, and discount rates and royalty rates used to determine fair values.
During the three and six months ended June 30, 2024, we recorded impairment charges of $56.2 million related to intangible and other long-lived assets within the Alternative Credential Segment, of which $32.2 million related to university client relationships, $10.3 million related to capitalized technology, $5.2 million related to right-of-use assets, $4.4 million related to trade names and domain names, $2.4 million related to capitalized content development, and $1.7 million related to fixed assets. During the three and six months ended June 30, 2023, we did not record impairment charges related to its long-lived assets.
For the impairment analysis performed during the second quarter of 2024, to estimate the recoverability of the asset group, we utilized future cash flow projections that were developed internally. These projections involve predicting unknown future circumstances and events and require significant management judgments and estimates. In arriving at our cash flow projections, we considered our historic operating results, approved budgets and business plans, expected growth rates, and other factors. To determine the fair value of the asset group, we utilized various valuation techniques, including income-based approaches. The income-based approaches largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements.
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
During the second quarter of 2024, we experienced a significant decline in our market capitalization. In addition, we updated our long-term financial projections in connection with contingency planning related to the Chapter 11 Cases. Management deemed these factors to be triggering events related to our goodwill. We performed a quantitative interim impairment assessment as of May 31, 2024 and determined the carrying value of our Alternative Credential reporting unit exceeded its estimated fair value. As a result, during the three and six months ended June 30, 2024, we recorded impairment charges of $339.9 million to goodwill. This charge is included within operating expense on our condensed consolidated statements of operations. The estimated fair value of the Degree Program reporting unit exceeded its carrying value by more than 10%.
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
As of June 30, 2024 and December 31, 2023, the goodwill balance was $311.9 million and $651.5 million, respectively. As of June 30, 2024, the Degree Program reporting unit and the Alternative Credential reporting unit had goodwill balances of $192.5 million and $119.4 million, respectively. It is possible that future changes in circumstances, such as a decline in our market capitalization, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, could require us to record additional impairment charges in the future.
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
For the impairment analysis of the Alternative Credential reporting unit performed as of May 31, 2024, a 1% increase or decrease to the discount rate, in isolation, would result in an $11.4 million decrease or a $13.8 million increase to the estimated fair value of the reporting unit, respectively, and a 1% decrease or increase to the terminal growth rate, in isolation, would result a $7.6 million decrease or a $9.2 million increase to the estimated fair value of the reporting unit, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Degree Program Segment
FCE enrollments	39,612	50,490	84,305	105,981
Average revenue per FCE enrollment	$2,574	$2,367	$2,533	$2,453
Alternative Credential Segment
FCE enrollments	23,555	25,840	48,510	47,830
Average revenue per FCE enrollment	$2,996	$3,591	$3,131	$3,868
Adjusted EBITDA (Loss)
We define adjusted EBITDA (loss) as net income or net loss, as applicable, before net interest income (expense), other income (expense), net, taxes, depreciation and amortization expense, transaction costs, integration costs, professional fees associated with the Chapter 11 Cases, performance improvement initiative implementation expense, restructuring-related costs, stockholder activism costs, certain litigation-related costs, consisting of fees for certain non-ordinary course litigation and other proceedings, impairment charges, losses on debt modification and extinguishment, and stock-based compensation expense. Some of these items may not be applicable in any given reporting period and they may vary from period to period.
Adjusted EBITDA (loss) is a key measure used by our management and Board to understand and evaluate our operating performance and trends, to develop short- and long-term operational plans and to compare our performance against that of other peer companies using similar measures. In particular, the exclusion of certain expenses that are not reflective of our ongoing operating results in calculating adjusted EBITDA (loss) can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA (loss) provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board.
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
•adjusted EBITDA (loss) does not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) the impact of changes in foreign currency exchange rates; (iii) acquisition related gains or losses such as, but not limited to, post-acquisition changes in the value of contingent consideration reflected in operations; (iv) transaction and integration costs; (v) professional fees associated with the Chapter 11 Cases; (vi) performance improvement initiative implementation expense: (vii) restructuring-related costs; (viii) impairment charges; (ix) stockholder activism costs; (x) certain litigation-related costs; (xi) losses on debt extinguishment; (xii) interest or tax payments that may represent a reduction in cash; or (xiii) the non-cash expense or the potentially dilutive impact of equity-based compensation, which has been, and we expect will continue to be, an important part of our compensation plan; and
•other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA (loss) alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net loss	$(452,440)	$(173,654)	$(507,089)	$(227,716)
Adjustments:
Stock-based compensation expense	4,511	10,983	9,835	25,546
Other (income) expense, net	1,428	(227)	9,832	(834)
Net interest expense	19,012	17,545	37,702	35,137
Income tax (benefit) expense	(40)	210	193	323
Depreciation and amortization expense	24,886	27,328	49,572	57,348
Impairment charges	396,149	134,117	396,149	134,117
Debt modification expense and loss on debt extinguishment	—	—	—	16,735
Restructuring charges	8,406	3,622	13,133	8,497
Other*	17,483	1,868	27,363	2,830
Total adjustments	471,835	195,446	543,779	279,699
Adjusted EBITDA	$19,395	$21,792	$36,690	$51,983

*
Includes (i) transaction and integration costs of $0.0 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, (ii) litigation-related costs of $1.6 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively, and (iii) professional fees associated with the Chapter 11 Cases and performance improvement initiative implementation expense of $15.9 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively, and $22.9 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk from the information provided in Part II, Item 7A of our Annual Report on Form 10-K, filed with the SEC on March 6, 2024.
Interest Rate Risk
We are subject to interest rate risk through our borrowings under our Second Amended Credit Agreement. Loans under the Second Amended Credit Agreement bear interest at a per annum rate equal to (i) with respect to term loans, a base rate or the Term SOFR (as defined in the Second Amended Credit Agreement) rate, as applicable, plus a margin of 5.50% in the case of the base rate loans and 6.50% in the case of Term SOFR loans and (ii) with respect to revolving loans, a base rate or the Term SOFR rate, as applicable, plus a margin of 4.50% in the case of the base rate loans and 5.50% in the case of Term SOFR loans. As of June 30, 2024, borrowings under our Second Amended Credit Agreement were $414.3 million. A hypothetical increase in interest rates by 100 basis points would result in a change to 2024 interest expense of approximately $4.1 million.
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
For the three months ended June 30, 2024, our foreign currency translation adjustment gains were $2.2 million and for the three months ended June 30, 2023, our foreign currency translation adjustment losses were $4.0 million. For the six months ended June 30, 2024, our foreign currency translation adjustment gains were $0.5 million and for the six months ended June 30, 2023, our foreign currency translation adjustment losses were $7.3 million.
For the three months ended June 30, 2024 and 2023, we recognized a foreign currency exchange loss of $1.4 million and foreign currency exchange gain of $0.2 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2024 and 2023, we recognized a foreign currency exchange loss of $1.7 million and foreign currency exchange gain of $0.8 million, respectively, included on our condensed consolidated statements of operations and comprehensive loss.
The foreign exchange rate volatility of the trailing 12 months ended June 30, 2024 was 11% and 5% for the South African rand and British pound, respectively. The foreign exchange rate volatility of the trailing 12 months ended June 30, 2023 was 11% and 9% for the South African rand and British pound, respectively. A 10% fluctuation of foreign currency exchange rates would have had an immaterial effect on our results of operations and cash flows for all periods presented. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenue or decreases our expense, impacts our ability to accurately predict our future results and earnings.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations for the six months ended June 30, 2024 and 2023, however, our business could be materially affected by inflation in the future. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, the price increases implemented by our university clients and our own pricing strategies might not fully offset the higher costs, which could harm our business, financial condition and results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2024 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Chapter 11 Cases
•Trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is likely that our common stock will be canceled or that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
•We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.
•The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.
•Delays in the Chapter 11 Cases may increase the risks of us being unable to consummate the Transaction and increase our costs associated with the Chapter 11 Cases.
•The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
•If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Transaction could be materially and adversely affected.
•Our common stock has been suspended and will be delisted from The Nasdaq Global Select Market.
•Even if the Transaction is consummated, we may not be able to achieve our stated goals.
•In certain circumstances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
•The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may experience increased levels of employee attrition.
•Our tax attributes and future tax deductions may be reduced or significantly limited as a result of the consummation of the Plan and any restructuring or reorganization in connection therewith.
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

Risk Factors
Risks Related to the Chapter 11 Cases
Trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is likely that our common stock will be canceled or that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
It is likely that our equity securities will be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. Following the filing of the Chapter 11 Cases, our common stock was delisted from The Nasdaq Global Select Market and is now quoted on the OTC Pink Market under the symbol “TWOUQ.” Any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. We urge extreme caution with respect to existing and future investments in our equity and other securities. There is a significant risk that the holders of our common stock will receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.
We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.
We are subject to risks and uncertainties associated with our Chapter 11 Cases. The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the Chapter 11 Cases and the transactions contemplated by the RSA and the Plan instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the Chapter 11 Cases, our customers and constituents may lose confidence in our ability to meet their commercial needs and may attempt to establish alternative commercial relationships.
Other significant risks associated with the Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:
•effects of the Chapter 11 Cases on the Company and our relationship with our various constituents, including colleges and universities, faculty, students, regulatory authorities, employees and other third parties;
•our ability to develop and implement the Plan and whether that Plan will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general;
•the length of time we will operate under the Chapter 11 Cases;
•the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•our ability to operate within the restrictions and the liquidity limitations of the DIP Facility and any other credit facility that the Company may enter into in connection with the Chapter 11 Cases and restrictions imposed by the applicable courts;
•the timing or amount of any recovery, if any, to our stakeholders;
•the potential cancellation of our common stock in the Chapter 11 Cases;
•the delisting and deregistration of our common stock and becoming a private company;
•the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases;
•uncertainty regarding our ability to retain key personnel;
•the increased administrative and legal costs related to the Chapter 11 process;
•changes in our ability to meet our financial obligations during the Chapter 11 process and to maintain contracts that are critical to our operations;
•the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies that the Company may employ to address its liquidity and capital resources, achieve its stated goals, and continue as a going concern; and
•the actions and decisions of equityholders, creditors, and other third parties that have an interest in the Chapter 11 Cases, which may interfere with the ability to confirm and consummate the Plan.

Due to the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.
The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.
The Chapter 11 Cases are being jointly administered under the caption “In re: 2U, Inc., et al. Case No. 24-11279 (MEW) (Bankr. S.D.N.Y.).” Under Chapter 11 of the Bankruptcy Code, certain claims in existence prior to our filing of the petition for relief under the Bankruptcy Code are stayed while we continue business operations as a debtor-in-possession. Our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. These conditions raise substantial doubt about our ability to continue as a going concern.
Delays in the Chapter 11 Cases may increase the risks of us being unable to consummate the Transaction and increase our costs associated with the Chapter 11 Cases.
There can be no assurance that we will be able to consummate the Transaction. A prolonged Chapter 11 proceeding could adversely affect our various constituents, including colleges and universities, faculty, students, regulatory authorities, employees and other third parties, which in turn could adversely affect our business, financial condition, results of operations and cash flows and our ability to continue as a going concern. A weakening of our financial condition, cash flows and results of operations could adversely affect our ability to implement the Transaction (or any other plan of reorganization). If we are unable to consummate the Transaction, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 Cases. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.
If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Transaction could be materially and adversely affected.
The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Transaction by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Transaction. In certain circumstances, if the Transaction is not consummated, the Chapter 11 Cases could be converted to chapter 7 liquidation cases or a new plan could be proposed that may not be as favorable to holders of claims against us as contemplated by the Restructuring Support Agreement.
Our common stock has been suspended from trading on The Nasdaq Global Select Market and has begun trading over the counter.
On August 7, 2024, our common stock was suspended from trading on Nasdaq and began trading on the OTC Pink Market under the symbol “TWOUQ”. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases. A Form 25-NSE will be filed with the SEC, which will remove the Company’s common stock from listing and registration on Nasdaq.
Even if the Transaction is consummated, we may not be able to achieve our stated goals.
Even if the Transaction or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our products and services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that the Transaction will achieve our stated goals.

Furthermore, even if our debt and other liabilities are reduced or discharged through the Transaction, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.
In certain circumstances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for through the Transaction because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may experience increased levels of employee attrition.
While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to emerge from Chapter 11 successfully.
Our tax attributes and future tax deductions may be reduced or significantly limited as a result of the consummation of the Plan and any restructuring or reorganization in connection therewith.
Generally, any discharge of our debt obligations as a result of the Chapter 11 Cases for an amount less than the adjusted issue price may give rise to cancellation of indebtedness income, which will reduce our tax attributes.
Certain tax attributes otherwise available and of value to us may be reduced, in most cases by the principal amount of the indebtedness forgiven. U.S. federal income tax attributes subject to reduction generally include (i) net operating losses (“NOL(s)”) and NOL carryforwards; (ii) general business credit carryovers; (iii) minimum tax credit carryovers; (iv) capital loss carryovers; (v) tax basis in assets (but not below the amount of liabilities to which the taxpayer remains subject immediately after the indebtedness forgiven); (vi) passive activity loss and credit carryovers; and (vii) foreign tax credit carryovers. Loss of these tax attributes may have an adverse effect on our prospective cash flow.
To the extent that U.S. federal NOL carryforwards, other losses and credits generated by us prior to emergence from bankruptcy are available as deductions after emergence, our ability to utilize such deductions may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). Section 382 provides rules limiting the utilization of a corporation’s NOLs and other losses, deductions and credits following a more than 50% change in ownership of a corporation’s equity over a three-year period (an “ownership change”). If a corporation undergoes an ownership change while it is subject to an existing limitation under Section 382 of the IRC, the new limitation applies in addition to (and does not replace) the existing limitation. An exception to the limitations under Section 382 of the IRC generally applies when, among other requirements, so-called “qualified creditors” of a corporation in chapter 11 receive, in respect of their claims, at least 50% of the vote and value of the stock of the corporation pursuant to a confirmed chapter 11 plan (the “382(l)(5) Exception”). We determined that we have undergone an ownership change during the three-year period ended December 31, 2016 and that any resulting limitation under Section 382 of the IRC was not expected to limit our ability to carry forward historical net operating losses before expiration. In addition, we believe that the transactions contemplated by the Plan will result in an ownership change, and we expect that the application of the 382(l)(5) Exception could result in significant future cash tax savings over other alternative approaches and transaction forms. However, it is uncertain whether the consummation of the Plan will satisfy all of the requirements of the 382(l)(5) Exception, as such determination will depend on several factors, including the extent to which holders of certain of our indebtedness may be treated as “qualified creditors” and whether our creditors will be treated as receiving at least 50% of our stock as a result of being creditors. In order to maximize the likelihood of the availability of the 382(l)(5) Exception, we sought interim and final orders from the Bankruptcy Court establishing certain procedures with respect to trading in claims by certain holders of our indebtedness. The Bankruptcy Court entered the interim order establishing such procedures on July 30, 2024 (the “Interim Order”), which provides that: (i) any holder of equal or greater than $25,000,000 in principal amount of the Convertible Notes (a “Substantial Claimholder”) must provide notice of its unsecured notes claims; (ii) prior to effectuating any transfer of such unsecured notes claims by a Substantial Claimholder that would result in an increase in the amount of unsecured notes claims beneficially owned by the Substantial Claimholder, or would result in another person becoming a Substantial Claimholder, the Substantial Claimholder must provide notice of the intended transfer; and (iii) we, or certain Consenting Noteholders, may file an objection to the intended transfer of unsecured notes claims, subject to the notification requirements in the Interim Order, in which case such transfer will not be effective unless approved by a final and non-appealable order of the Bankruptcy Court. The rules relating to the use of pre-bankruptcy tax attributes by a corporation emerging from a bankruptcy are inherently uncertain. Accordingly, there cannot be any assurance that we will be entitled to use such attributes following emergence from the Chapter 11 Cases.
Most U.S. states have similar rules that apply with respect to state tax attributes. We also have net operating loss carryforwards in South Africa and the United Kingdom and there is no guarantee that entities in these countries will generate enough taxable income to fully utilize them.
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
We incurred net losses of $317.6 million, $322.2 million and $194.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, and $507.1 million and $227.7 million during the six months ended June 30, 2024 and 2023, respectively. We will need to generate and sustain increased revenue levels and/or reduce operating expenditures in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We have invested, and expect to continue to invest, substantial financial and other resources in developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, developing new content, and on our sales and marketing efforts. Our efforts to grow our business may be more costly than we expect, and we may not be able to achieve or maintain profitability or to increase our revenue enough to offset our operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we may be unable to achieve and maintain profitability, and the value of our company and our common stock could decline significantly.
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

We have experienced, and may in the future experience, fluctuations in our student enrollments based on a variety of factors. For example, student enrollments have declined, and may decline in the future. Our university clients changing their admissions standards and macroeconomic conditions have each contributed to significant fluctuations in student enrollment across our offerings.
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
We review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. We experienced a significant decline in the market price of our common stock subsequent to February 9, 2022 that resulted in a triggering event for assessing our goodwill and indefinite-lived intangible asset balances. When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. During the three months ended March 31, 2022, we recorded impairment charges of

$28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended June 30, 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended December 31, 2023, we recorded impairment charges of $62.8 million to goodwill. During the three months ended June 30, 2024, we recorded impairment charges of $339.9 million and $56.2 million to goodwill and intangible and other long-lived assets, respectively.
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
We use AI technologies in our platform and certain of our offerings, and we are making investments in expanding the use of AI throughout our business. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. For example, AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes and create other perceived or actual technical, legal, compliance, privacy, security, and ethical risks which could slow our partners’ and customers’ adoption of our products and services that use AI. The use of AI technologies may in the future result in cybersecurity incidents that implicate the personal data of end users of AI applications. Such cybersecurity incidents may be more complicated to discover due to the nature of AI and the limited ability to track its reasoning mechanism when producing results. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
In addition, litigation or government regulation related to the use of AI (including the use of generative AI) may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, the publication of the White House Blueprint for an AI Bill of Rights and the EU Artificial Intelligence Act signal that compliance requirements on operators of AI systems in the U.S. and the EU may be significant. In addition, developing, testing and deploying AI in our platform, offerings and services involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our efforts related to deploying AI in our business.
Risks Related to Our Operations and Our Growth Strategy
Our student acquisition efforts depend in large part upon a limited number of third-party advertising platforms.
Our platform and program-level marketing efforts make substantial use of paid search, social media, search engine optimization and custom website development and deployment and we rely on advertising through a limited number of third-party advertising platforms such as Google, Meta Platforms and LinkedIn, to direct traffic to, and recruit new students for, our offerings. Changes in the way these platforms operate - whether due to changes in law, changes in the practices of mobile operating system providers, or otherwise - or changes in their advertising prices, data use practices, or other terms have impacted the cost and efficiency of our student acquisition efforts in the past and could in the future make marketing our offerings more expensive, or less effective. For example, on January 4, 2024, Google began testing a new feature on its Chrome browser called "Tracking Protection." While it is unclear when or if Google expects to implement the Tracking Protection Tool, this feature limits cross-site tracking by restricting website access to third-party cookies by default. Third-party cookies have been a fundamental part of the web for nearly three decades, aiding platforms in generating relevant ads, among other functions. However, the implementation of this change could have adverse consequences for the advertising platforms we use, negatively affecting our ability to effectively advertise our services. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new students on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations and financial condition.

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
The U.S. Department of Justice brought several antitrust lawsuits against Google claiming, among other things, that Google improperly uses its monopoly over internet search to impede competition and harm consumers.While we cannot predict the impact that these lawsuits may have on advertising costs or Google’s future operations, any reduction in the number of prospective students directed to our websites could negatively affect our ability to generate prospective students, and ultimately revenue, through our student acquisition activities.
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
Any of these outcomes could harm our business and operating results. In addition, a significant portion of the purchase price of companies we have acquired and may acquire in the future may be allocated to goodwill and indefinite-lived intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make changes to our operating results based on our impairment assessment process. For example, during the three months ended March 31, 2022, we recorded impairment charges of $28.8 million and $30.0 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended September 30, 2022, we recorded impairment charges of $50.2 million and $29.3 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended June 30, 2023, we recorded impairment charges of $16.7 million and $117.4 million to goodwill and the indefinite-lived intangible asset, respectively. During the three months ended December 31, 2023, we recorded impairment charges of $62.8 million to goodwill. As of June 30, 2024 and December 31, 2023, our goodwill balances were $311.9 million and $651.5 million, respectively. In 2023, the Company concluded that due to changes in facts and circumstances, the edX trade name should be classified as a finite-lived intangible asset rather than an indefinite-lived asset. As of June 30, 2024 and December 31, 2023, the net carrying value of the edX trade name was $70.8 million and $76.7 million, respectively.
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
In November 2023, Christopher “Chip” Paucek, our former Chief Executive Officer resigned and the Board appointed Paul Lalljie as our Chief Executive Officer. In addition, over the last twelve months, we have had several senior management changes and we have changed our organizational structure to appoint a leader of each business segment.
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
As of June 30, 2024 and December 31, 2023, we had approximately $945.9 million and $948.4 million, respectively, of indebtedness on a consolidated basis, including $380 million of 2.25% Senior Unsecured Convertible Notes due 2025 (the “2025 Notes”) issued pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2025 Indenture”). Additionally, on January 11, 2023, we issued $147 million of 4.50% Senior Unsecured Convertible Notes due 2030 (the “2030 Notes” and together with the 2025 Notes, the “Convertible Notes”) pursuant to an indenture between the Company and Wilmington Trust, National Association (the “2030 Indenture” and together with the 2025 Indenture, the “Indentures”), and amended, extended and paid down the Term Loan Credit and Guaranty Agreement, dated as of June 28, 2021, by entering into the Extension Amendment, Second Amendment and First Incremental Agreement to Credit and Guaranty Agreement, dated as of January 9, 2023 (the “Second Amended Credit Agreement”) reducing the amount of term loans outstanding under such instrument to $380 million and adding a revolving credit facility in an amount not to exceed $40 million. See Note 10 in the “Notes to Condensed Consolidated Financial Statements” included in Part II, Item 8 of this Quarterly Report on Form 10-Q.
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
These covenants may limit the flexibility of our operations, and lack of compliance, or inability to obtain a waiver related to those covenants, could result in a default under the Second Amended Credit Agreement. In addition, our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity date. The Recurring Revenue for the four consecutive quarters ending June 30, 2024 was less than $900 million and accordingly the Company was not in compliance with the covenants under the Second Amended Credit Agreement. If the Transactions are not approved, the lenders would have the right to terminate their commitments to provide loans under the Second Amended Credit Agreement and declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a first priority security interest to them, which consists of substantially all our assets. If the debt under the Second Amended Credit Agreement were to be accelerated, we currently do not have sufficient cash to repay such indebtedness and we may be unable to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, including the Convertible Notes, which have cross-acceleration provisions to material debt, including the Second Amended Credit Agreement and the Convertible Notes, which would immediately materially and adversely affect our business, financial condition, and results of operations and raise substantial doubt about our ability to continue as a going concern. Additionally, the scheduled maturity date of the loans under the Second Amended Credit Agreement may be accelerated to (i) in the case of the term loan facility, January 30, 2025 in the event more than $40 million of 2025 Notes remain outstanding on such date and (ii) in the case of the revolving facility, January 1, 2025, in the event more than $50 million of 2025 Notes remain outstanding on such date. See Note 8 to the accompanying financial statements.
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
We may need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings or enhance our platform. Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance, all of which may be impacted by inflation and currency and interest rate fluctuations. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, under our Second Amended Credit Agreement, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities and raise substantial doubt about our ability to continue as a going concern. Our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity date. In addition, our Second Amended Credit Agreement includes a financial covenant that requires the Company to maintain $900 million minimum Recurring Revenues (as defined by the Second Amended Credit Agreement) as of the last day of any period of four consecutive fiscal quarters, commencing with the fiscal quarter ending September 30, 2021 through the maturity date. The Recurring Revenue for the four consecutive quarters ending June 30, 2024 was less than $900 million and accordingly the Company was not in compliance with the covenants under the Second Amended Credit Agreement. Although failure to comply with this financial covenant without being able to cure or otherwise obtain a waiver could cause the obligations under the Second Amended Credit Agreement to accelerate, any efforts to enforce such acceleration under the Second Amended Credit Agreement is automatically stayed as a result of the Chapter 11 Cases and the lenders’ rights of enforcement in respect of the Second Amended Credit Agreement are subject to the applicable provisions of the Bankruptcy. Additionally, if we fail to refinance our 2025 Notes (i) prior to January 30, 2025, then the maturity on the term loan facility under the Second Amended Credit Agreement will be accelerated, and (ii) prior to January 1, 2025, then the maturity on the revolving facility under the Second Amended Credit Agreement will be accelerated. The 2030 Indenture also restricts the ability to refinance the 2025 Notes with any debt that is secured, structurally senior or matures prior to the 2030 Notes. See below also “Risk Factors – Risks Related to Our Indebtedness and Capital Structure – The Second Amended Credit Agreement contains financial covenants that may limit our operational flexibility.”
As of March 31, 2024, we had $380 million and $147.0 million outstanding under the 2025 Notes and the 2030 Notes, and $22.6 million in cash and cash equivalents. Accordingly, without additional funding, we do not expect to have sufficient funds to meet our obligations, including our upcoming maturities. Moreover, any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy or may be forced into bankruptcy or liquidation. See Note 2 to the accompanying financial statements.
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
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand and reputation may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices, including resources required to comply with any final SEC rulemaking related to climate disclosures, which was published by the SEC on March 6, 2024 but is currently subject to a stay pending the outcome of legal challenges. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, access to capital and employee retention.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts.
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
None.
(b) Use of Proceeds from Public Offerings of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36376	3.1	June 10, 2022

3.2	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation	8-K	001-36376	3.1	June 14, 2024

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-36376	3.1	December 22, 2022

10.1	Restructuring and Support Agreement, dated July 24, 2024, by and among 2U, Inc., certain subsidiaries of 2U, Inc. and the Contesting Creditors party thereto.	8-K	001-36376	10.1	July 25, 2024

10.2	Equity Rights Offering Backstop Commitment Letter, dated July 24, 2024, by and among 2U, Inc. and the Commitment Parties party thereto.	8-K	001-36376	10.2	July 25, 2024

10.3	Form of Debtor-in-Possession Credit and Guarantee Agreement.	8-K	001-36376	10.3	July 25, 2024

10.4†	Form of Retention Bonus Prepayment Acknowledgement.	8-K	001-36376	10.4	July 25, 2024

10.5†	Summary of Non-Employee Director Compensation.					X

31.1	Certification of Chief Executive Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer of 2U, Inc. pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer of 2U, Inc. in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

†	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2U, Inc.

August 9, 2024	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Executive Officer

August 9, 2024	By:	/s/ Matthew J. Norden
Matthew J. Norden
Chief Financial Officer